Form 10-Q
period 2006-03-31
NORTHEAST COMMUNITY BANCORP INC
filed 2006-06-23
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-51852

Northeast Community Bancorp, Inc.

(Exact name of registrant as specified in its charter)

United States of America	To Be Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Hamilton Avenue, White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

(914) 684-2500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 22, 2006, there were no shares of the registrant’s common stock outstanding.

Explanatory Note

Northeast Community Bancorp, Inc. filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) which the SEC declared effective on May 12, 2006. The Registration Statement included financial statements for the year ended December 31, 2005. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the year reported in the Registration Statement.

NORTHEAST COMMUNITY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Northeast Community Bancorp, Inc. (the “Company”) has not yet been organized and will be formed upon completion of the mutual holding company reorganization of Northeast Community Bank (the “Bank”). After completion of the reorganization, the Company will become the federally chartered mid-tier stock holding company of the Bank and will own all of the Bank’s capital stock. The Company is not currently an operating company and, therefore, the information presented in this report is for the Bank.

STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2006	December 31, 2005
	(In Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,447	$2,929
Interest-bearing deposits	18,212	24,460

Cash and Cash Equivalents	20,659	27,389

Securities available for sale	362	362
Securities held to maturity	11,707	12,228
Loans receivable, net of allowance for loan losses 2006 $1,200; 2005 $1,200	198,553	190,896
Premises and equipment, net	4,909	5,002
Federal Home Loan Bank of New York stock, at cost	357	357
Accrued interest receivable	970	1,003
Other assets	1,932	1,584

Total Assets	$239,449	$238,821

LIABILITIES AND RETAINED EARNINGS

LIABILITIES
Deposits:
Non-interest bearing	$1,365	$1,499
Interest bearing	190,575	191,815

Total Deposits	191,940	193,314

Advance payments by borrowers for taxes and insurance	3,192	1,703
Accounts payable and accrued expenses	760	684

Total Liabilities	195,892	195,701

COMMITMENTS AND CONTINGENCIES		—

RETAINED EARNINGS

Retained earnings, substantially restricted	43,523	43,089
Accumulated comprehensive income	34	31

Total Retained Earnings	43,557	43,120

Total Liabilities and Retained Earnings	$239,449	$237,300

See Notes to Financial Statements

STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
INTEREST INCOME

Loans	$3,022	$2,728
Interest-earning deposits	247	287
Securities	136	107

Total Interest Income	3,405	3,122

INTEREST EXPENSE

Deposits	903	710

Total Interest Expense	903	710

Net Interest Income before Provision for Loan Losses	2,502	2,412

PROVISION FOR LOAN LOSSES	—	—

Net Interest Income after Provision for Loan Losses	2,502	2,412

NON-INTEREST INCOME
Other loan fees and service charges	246	299
Net loss from dispositions of fixed assets	—	(6)
Other	7	8

Total Non-Interest Income	253	301

NON-INTEREST EXPENSES

Salaries and employee benefits	1,025	1,010
Net occupancy expense of premises	258	186
Equipment	96	112
Outside data processing	145	139
Advertising	27	36
Other	438	397

Total Non-Interest Expenses	1,989	1,880

Income before Income Taxes	766	833

INCOME TAXES	332	368

Net Income	$434	$465

See Notes to Financial Statements

STATEMENTS OF RETAINED EARNINGS (UNAUDITED)

Three Months Ended March 31, 2006

	Retained Earnings, Substantially Restricted	Accumulated Comprehensive Income	Total
	(In Thousands)
Balance - December 31, 2005	$43,089	$31	$43,120

Comprehensive income:
Net income	434	—	434
Unrealized gain on securities available for sale, net of deferred income taxes of $1	—	3	3

Total Comprehensive Income			437

Balance – March 31, 2006	$43,523	$34	$43,557

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$434	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities premiums and discounts, net	6	7
Provision for depreciation	140	146
Amortization (accretion) of deferred loan discounts, fees and costs, net	48	48
Loss from dispositions of premises and equipment	—	6
(Increase) decrease in accrued interest receivable	33	(13)
(Increase) in other assets	(349)	(453)
(Decrease) in accrued interest payable	—	(2)
Increase (decrease) in other liabilities	76	(95)

Net Cash Provided by Operating Activities	388	109

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in loans	(7,705)	(5,128)
Purchase of securities held to maturity	—	(1,999)
Proceeds from principal repayments on securities available for sale	4	21
Proceeds from principal repayments on securities held to maturity	515	557
Purchases of premises and equipment	(47)	(75)
Proceeds from sale of fixed assets	—	23

Net Cash (Used in) Investing Activities	(7,233)	(6,601)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	(1,374)	1,039
Increase in advance payments by borrowers for taxes and insurance	1,489	1,796

Net Cash Provided by Financing Activities	115	2,835

Net Decrease in Cash and Cash Equivalents	(6,730)	(3,657)

Cash and Cash Equivalents - Beginning	27,389	48,555

Cash and Cash Equivalents - Ending	$20,659	$44,898

SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid	$258	$296

Interest paid	$903	$712

See Notes to Financial Statements

NORTHEAST COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2005 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 – MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

On February 23, 2006, the Board of Directors of the Bank unanimously adopted a Plan of Reorganization and Minority Stock Issuance (the “Plan of Reorganization”). Pursuant to the Plan of Reorganization, which will be voted on by the Bank’s members at a special meeting of members to be held on June 26, 2006, the Bank will: (i) convert to a stock savings bank (“Stock Bank”) as the successor to the Bank in its current mutual form; (ii) organize the Company as a federally chartered corporation that will own 100% of the common stock of the Stock Bank; and (iii) organize Northeast Community Bancorp, MHC (the “MHC”) as a federally chartered mutual holding company that will own at least 51% of the common stock of the Company so long as the MHC remains in existence. The Stock Bank will succeed to the business and operations of the Bank in its mutual form and the Company will sell a minority interest in its common stock in a public stock offering.

Following the completion of the reorganization, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the MHC so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the MHC.

The Company is offering to the public shares of common stock representing a minority ownership of the Company. The price of the common stock is based upon the estimated pro forma market value of the Bank as determined by an independent appraisal. The MHC will maintain the majority ownership of the Company. Cost incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. If the transaction is not consummated, all costs incurred in connection with the transaction will be expensed. At March 31, 2006, reorganization costs of approximately $420,000 were included in other assets.

NOTE 3 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement revises the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Under SFAS No. 123 (revised 2004), an entity such as the Bank will be required to measure the cost of employee services received in exchange for any award of equity instruments made after December 31, 2005, based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). SFAS No. 123 (revised 2004) will not have any effect on the Bank’s existing historical financial statements as the Bank has not had and does not currently have any stock-based compensation grants which would be subject to SFAS No. 123 (revised 2004). However, should the Bank grant stock compensation awards in the future, any such awards will require the recording of compensation expense.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Bank’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Bank does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets increased by $628,000, or 0.3%, to $239.4 million at March 31, 2006 from $238.8 million at December 31, 2005. Cash and cash equivalents decreased by $6.7 million, or 24.6%, to $20.7 million at March 31, 2006, from $27.4 million at December 31, 2005. The decrease in short-term liquidity was primarily the result of cash used to fund our loan portfolio and deposit outflows. Securities held to maturity decreased by $521,000, or 4.3%, to $11.7 million at March 31, 2006 from $12.2 million at December 31, 2005, due to repayment of principal of such securities and the redeployment of such funds into loans.

Loans increased by $7.7 million, or 4.0%, to $198.6 million at March 31, 2006 from $190.9 million at December 31, 2005, due to $15.4 million of loan originations. This growth was offset by a $7.7 million decrease in loans primarily attributable to loan repayments.

Deposits decreased by $1.4 million, or 0.7%, to $191.9 million at March 31, 2006 from $193.3 million at December 31, 2005. The decrease was attributable, in part, to intense rate competition for deposits in our market area which resulted in a decrease in passbook accounts.

Retained earnings increased by $437,000, or 1.0%, to $43.6 million at March 31, 2006, from $43.1 million at December 31, 2005. This increase was primarily the result of $434,000 in net income for the three months ended March 31, 2006.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General. Net income decreased by $31,000, or 6.7%, to $434,000 for the quarter ended March 31, 2006 from $465,000 for the quarter ended March 31, 2005. The decrease was primarily the result of increases of

$193,000 in interest expense and $109,000 in noninterest expense and a decrease of $48,000 in noninterest income, which were offset in part by an increase of $283,000 in interest income and a $36,000 decrease in income tax expense.

Net Interest Income. Net interest income increased by $90,000 to $2.5 million for the three months ended March 31, 2006 from $2.4 million for the three months ended March 31, 2005. The increase in net interest income resulted primarily from a 7 basis point increase in our net interest rate spread to 4.01% for the three months ended March 31, 2006 from 3.94% for the three months ended March 31, 2005. Our net interest margin increased 16 basis points between these periods from 4.18% at March 31, 2005 to 4.34% at March 31, 2006. The increase in the net interest margin in the first quarter of 2006 over the same period in 2005 is due mainly to the increase in the yield earned on our interest earning assets in response to the rise in market interest rates, offset in part by an increase in the average cost of funds, primarily due to an increase in certificates of deposit. If the yield curve remains flat, as is anticipated, we expect that we will experience modest margin compression in 2006.

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		% Change
	2006	2005
	(Dollars in thousands)
Interest income:
Loans	$3,022	$2,728	10.8%
Securities	136	107	27.1
Interest earning deposits	247	287	(13.9)

Total interest income	3,405	3,122	9.1
Interest expense:
Deposits	903	710	27.2
FHLB advances	—	—	N/M
Total interest expense	903	710	27.2

Net interest income	$2,502	$2,412	3.7

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$197,042	$3,022	6.13%	$168,974	$2,728	6.46%
Securities	12,760	136	4.26	13,007	107	3.29
Other interest-earning assets	21,055	247	4.69	48,651	287	2.36

Total interest-earning assets	230,857	3,405	5.90	230,632	3,122	5.41

Allowance for loan losses	(1,200)			(1,200)
Noninterest-earning assets	10,110			10,088

Total assets	$239,767			$239,520

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$21,904	14	0.26	$23,943	16	0.27
Savings and club accounts	71,630	95	0.53	77,140	93	0.48
Certificates of deposit	98,039	794	3.24	91,489	601	2.63

Total interest-bearing deposits	191,573	903	1.89	192,572	710	1.47

FHLB advances	—	—	—	—	—	—

Total interest-bearing liabilities	191,573	903	1.89	192,572	710	1.47

Noninterest-bearing demand	1,450			1,766
Other liabilities	2,918			3,406

Total interest-bearing liabilities	195,941			197,744

Retained earnings	43,826			41,776

Total liabilities and retained earnings	$239,767			$239,520

Net interest income		$2,502			$2,412

Interest rate spread			4.01			3.94
Net interest margin			4.34			4.18
Net interest-earning assets	$39,284			$38,060

Average interest-earning assets to average interest-bearing liabilities	120.51%			119.76%

Interest income increased by $283,000, or 9.1%, to $3.4 million for the three months ended March 31, 2006, from $3.1 million for the three months ended March 31, 2005. Interest income on loans increased by $294,000, or 10.8%, to $3.0 million for the three months ended March 31, 2006 from $2.7 million for the three months ended March 31, 2005. The average balance of the loan portfolio increased by $28.0 million to $197.0 million for the three months ended March 31, 2006 from $169.0 million for the three months ended March 31, 2005. The average yield on loans decreased 33 basis points to 6.13% for the three months ended March 31, 2006 from 6.46% for the three months ended March 31, 2005. Interest income on investment securities increased by $29,000 to $136,000 for the three months ended March 31, 2006 from $107,000 for the three months ended March 31, 2005. The increase was primarily due to an increase in the average yield on securities of 97 basis points to 4.26% for the three months ended March 31, 2006 from 3.29% for the three months ended March 31, 2005, which was partially offset by a decrease in average balance of securities to $12.8 million from $13.0 million. Interest on other interest-earning assets decreased $40,000 to $247,000 for the three months ended March 31, 2006 from $287,000 for the three months ended March 31, 2005, primarily as a result of a decrease in average balance of other interest-earning assets to $21.1 million for the three months ended March 31, 2006 as compared to $48.7 million for the three months ended March 31, 2005, partially offset by a 233 basis point increase in the yield to 4.69% for the three months ended March 31, 2006 from 2.36% for the three months ended March 31, 2005. The decreased average balance of other interest-earning assets was due to the redeployment of these funds into the loan portfolio.

Interest expense increased $193,000 to $903,000 for the three months ended March 31, 2006 from $710,000 for the three months ended March 31, 2005. The increase was the result of a $193,000 increase in interest expense on certificates of deposit, primarily reflecting an increase in the average cost of certificates of deposit of 61 basis points to 3.24% for the three months ended March 31, 2006 from 2.63% for the three months ended March 31, 2005.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$1,200	$1,200

Provision for loan losses	—	—
Charge offs	—	—
Recoveries	—	—

Net charge-offs	—	—

Allowance at end of period	$1,200	$1,200

Allowance to nonperforming loans	N/M	N/M
Allowance to total loans outstanding at the end of the period	0.60%	0.69%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00	0.00

The allowance for loan losses was $1.2 million at March 31, 2006 and March 31, 2005. We did not record any provisions for loan losses and did not have any loan charge-offs or recoveries during the three months ended March 31, 2006 and March 31, 2005. Subsequent to the close of the March 31, 2006 quarter, a six unit multifamily building in New Bedford, Massachusetts, on which Northeast Community Bank holds a first mortgage of $267,000, suffered serious fire and water damage and has become uninhabitable. The loan was current at the time of the fire and notification has been provided to the insurance company that holds a policy on the property. While we anticipate that the loan may be placed on nonaccrual status in the second quarter of 2006, we do not anticipate that we will incur any loss of principal on the loan.

We did not have any troubled debt restructurings or accruing loans past due 90 days or more at March 31, 2006 or March 31, 2005.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At March 31, 2006	At December 31, 2005
	(Dollars in thousands)
Nonaccrual loans:
Real estate owned	—	—
Other nonperforming assets	—	—

Total nonperforming assets	—	—

Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$—	$—

Total nonperforming loans to total loans	0.00%	0.00%
Total nonperforming loans to total assets	0.00%	0.00%
Total nonperforming assets and troubled debt restructurings to total assets	0.00%	0.00%

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		% Change
	2006	2005
	(Dollars in thousands)
Service charges	$106	$124	(14.5)%
Mortgage loan prepayment penalties	140	175	(20.0)
Net loss from fixed assets	—	(6)	N/M
Other	7	8	(12.5)

Total	$253	$301	(15.9)

Noninterest income decreased $48,000, or 15.9%, to $253,000 for the three months ended March 31, 2006 from $301,000 for the three months ended March 31, 2005. The decrease was primarily due to a reduction in mortgage loan prepayment penalties of $35,000 and a decrease in service charges of $18,000 offset by a $5,000 net increase in other operating income.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		% Change
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$1,025	$1,010	1.5%
Net occupancy expense of premises	258	186	38.7
Equipment	96	112	(14.3)
Outside data processing	145	139	4.3
Advertising	27	36	(25.0)
Service contracts	45	45	0.0
Insurance	39	43	(9.3)
Audit and accounting	55	26	111.5
Telephone	40	33	21.2
Office supplies and stationery	77	43	79.1
Director, officer and employee expenses	35	32	9.4
Legal fees	20	25	(20.0)
Other	127	150	(15.3)

Total noninterest expenses	$1,989	$1,880	5.8%

Noninterest expense increased by $109,000, or 5.8%, to $2.0 million for the three months ended March 31, 2006 from $1.9 million for the three months ended March 31, 2005. The increase resulted primarily from a $72,000 increase in net occupancy expense of premises, which included a one time assessment of $22,000 for city sidewalk repairs, a one time expense of $19,000 for removal and replacement of all temporary signage due to Northeast Community Bank’s name change, and the absence of a $30,000 refund received for a real estate tax overpayment in the first quarter of 2005. The increase in noninterest expense also includes a $29,000 increase in audit and accounting fees and a $34,000 increase in office supplies and stationery primarily attributable to replacing all stationery and operating supplies due to Northeast Community Bank’s name change.

Income Taxes. Income tax expense decreased $36,000, or 9.8%, to $332,000 for the three months ended March 31, 2006, from $368,000 for the three months ended March 31, 2005. The decrease resulted primarily from the $67,000 reduction in pre-tax income in 2006 compared to 2005. The effective tax rate was 43.3% for the three months ended March 31, 2006 compared to 44.2% for the same period in 2005.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $20.7 million at March 31, 2006 and consist primarily of federal funds, overnight deposits and miscellaneous cash items. Securities classified as available for sale and whose market value exceeds our cost provide an additional source of liquidity. Total securities classified as available for sale were $362,000 at March 31, 2006.

At March 31, 2006, we had $11.5 million in loan commitments outstanding, consisting of $7.7 million of real estate loan commitments, $3.5 million in unused real estate equity lines of credit and $234,000 in consumer lines of credit. Certificates of deposit due within one year of March 31, 2006 totaled $57.4 million. This represented 58.5% of certificates of deposit at March 31, 2006. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. At March 31, 2006, we had the ability to borrow $48 million from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $24 million each. At March 31, 2006, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

Capital Management. As a mutual savings bank, we have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The stock offering is expected to increase our consolidated equity by $42.9 million to $86.4 million at the maximum of the offering, or by $49.5 million to $93.1 million at the adjusted maximum of the offering. Following completion of the offering, we also will manage our capital for maximum long-term stockholder benefit. The capital from the offering will significantly increase our liquidity and capital resources. In addition, if we sell our First Avenue branch office, which we are currently marketing for sale, we would have a gain on the sale, the amount of which cannot be determined at this time. Such a gain, if it occurs, would also increase our capital. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may consider capital management tools such as cash dividends and common stock repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.

For the three months ended March 31, 2006 and the year ended December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating mortgage real estate loans that reprice to market interest rates in three to five years; purchasing securities that typically reprice within a three year time frame to limit exposure to market fluctuations; and, where appropriate, offering higher rates on long term certificates of deposit to lengthen the repricing time frame of our liabilities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, comprised of our chief executive officer and our chief financial officer, whose function is to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Quantitative Aspects of Market Risk. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points.

The following table presents the change in our net portfolio value at March 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basic Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$50,549	$(2,881)	(5)%	21.03%	(60)
200	51,530	(1,900)	(4)	21.24	(39)
100	52,516	(915)	(2)	21.45	(18)
0	53,431	—	—	21.63	—
(100)	54,195	764	1	21.75	12
(200)	54,870	1,440	3	21.84	21

The Office of Thrift Supervision use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan repayment activity.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2006, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission Of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

On May 12, 2006, the Company, the MHC, and the Bank entered into an Agency Agreement with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), who is acting as the Bank’s financial advisor during the conversion of the Bank from the mutual form of organization to the mutual holding company form of organization and is also assisting in the marketing of the Company’s common stock during its stock offering. For these services, Sandler O’Neill will receive a marketing fee equal to 1.0% of the dollar amount of the common stock sold in the subscription and community offerings. No fee will be payable to Sandler O’Neill with respect to shares purchased by officers, directors and employee or their immediate families, or any common stock purchased by the Bank’s tax-qualified and non-qualified employee benefit plans.

The foregoing description of the terms of the Agency Agreement is qualified in its entirety by reference to the Agency Agreement, which is filed as Exhibit 1.1 hereto and incorporated by reference herein.

Item 6. Exhibits

1.1	Agency Agreement
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc. (in organization)

Date: June 23, 2006	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: June 23, 2006	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President, Chief Financial Officer and Treasurer