Form 10-Q
period 2006-06-30
NORTHEAST COMMUNITY BANCORP INC
filed 2006-08-14
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-51852

Northeast Community Bancorp, Inc.

(Exact name of registrant as specified in its charter)

United States of America	06-178-6701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Hamilton Avenue, White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

(914) 684-2500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2006, the registrant had 13,225,000 shares of $0.01 par value common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Northeast Community Bancorp, Inc. (the “Company”) was organized on July 5, 2006, upon completion of the mutual holding company reorganization of Northeast Community Bank (the “Bank”). The Company is the federally chartered mid-tier stock holding company of the Bank and owns all of the Bank’s capital stock. Because the Company was not in existence at June 30, 2006, the financial statements presented in this report are for the Bank.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2006	December 31, 2005
	(In thousands)
ASSETS
Cash and amounts due from depository institutions	$2,302	$2,929
Interest-bearing deposits	85,803	24,460

Cash and Cash Equivalents	88,105	27,389

Securities available for sale	349	362
Securities held to maturity	10,967	12,228
Loans receivable, net of allowance for loan losses 2006 $1,200; 2005 $1,200	202,751	190,896
Premises and equipment, net	5,620	5,002
Federal Home Loan Bank of New York stock, at cost	399	357
Accrued interest receivable	1,039	1,003
Other assets	2,988	1,584

Total Assets	$312,218	$238,821

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$72,613	$1,499
Interest bearing	193,361	191,815

Total Deposits	265,974	193,314

Advance payments by borrowers for taxes and insurance	1,531	1,703
Accounts payable and accrued expenses	786	684

Total Liabilities	268,291	195,701

COMMITMENTS AND CONTINGENCIES	—	—

EQUITY

Retained earnings	43,898	43,089
Accumulated other comprehensive income	29	31

Total Equity	43,927	43,120

Total Liabilities and Equity	$312,218	$238,821

See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
INTEREST INCOME
Loans	$3,108	$2,760	$6,130	$5,488
Interest-earning deposits	413	314	660	600
Securities	120	126	256	234

Total Interest Income	3,641	3,200	7,046	6,322

INTEREST EXPENSE
Deposits	1,072	754	1,975	1,464

Total Interest Expense	1,072	754	1,975	1,464

Net Interest Income before Provision for Loan Losses	2,569	2,446	5,071	4,858

PROVISION FOR LOAN LOSSES	—	—	—	—

Net Interest Income after Provision for Loan Losses	2,569	2,446	5,071	4,858

NON-INTEREST INCOME
Other loan fees and service charges	160	322	406	621
Net loss from disposition of premises and equipment	—	—	—	(6)
Other	2	7	9	15

Total Non-Interest Income	162	329	415	630

NON-INTEREST EXPENSES
Salaries and employee benefits	1,104	1,061	2,129	2,071
Net occupancy expense of premises	242	207	500	393
Equipment	107	105	203	217
Outside data processing	141	140	286	279
Advertising	19	20	46	56
Other	451	360	889	757

Total Non-Interest Expenses	2,064	1,893	4,053	3,773

Income before Income Taxes	667	882	1,433	1,715

INCOME TAXES	292	389	624	757

Net Income	$375	$493	$809	$958

See Notes to Financial Statements.

STATEMENTS OF EQUITY (UNAUDITED)

Six Months Ended June 30, 2006 and 2005

	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance - December 31, 2005	$43,089	$31	$43,120

Comprehensive income:
Net income	809	—	809
Unrealized loss on securities available for sale, net of deferred income taxes of $ -	—	(2)	(2)

Total Comprehensive Income			807

Balance - June 30, 2006	$43,898	$29	$43,927

Balance - December 31, 2004	$41,099	$47	$41,146

Comprehensive income:
Net income	958	—	958
Unrealized loss on securities available for sale, net of deferred income taxes of $5	—	(6)	(6)

Total Comprehensive Income			952

Balance - June 30, 2005	$42,057	$41	$42,098

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$809	$958
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums and discounts, net	8	10
Provision for depreciation	282	292
Amortization (accretion) of deferred loan discounts, fees and costs, net	76	22
Loss from dispositions of premises and equipment	—	6
(Increase) in accrued interest receivable	(36)	(31)
(Increase) in other assets	(1,405)	(682)
(Decrease) in accrued interest payable	—	(2)
Increase (decrease) in other liabilities	102	(35)

Net Cash (Used in) Provided by Operating Activities	(164)	538

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) in loans	(11,931)	(13,588)
Purchase of securities held to maturity	—	(1,999)
Proceeds from principal repayments on securities available for sale	12	36
Proceeds from principal repayments on securities held to maturity	1,253	1,331
Purchases of FHLB stock	(42)	(123)
Purchases of premises and equipment	(900)	(113)
Proceeds from sale of premises and equipment	—	23

Net Cash (Used in) Investing Activities	(11,608)	(14,433)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	72,660	1,857
(Decrease) increase in advance payments by borrowers for taxes and insurance	(172)	205

Net Cash Provided by Financing Activities	72,488	2,062

Net Increase (decrease) in Cash and Cash Equivalents	60,716	(11,833)

Cash and Cash Equivalents - Beginning	27,389	48,555

Cash and Cash Equivalents - Ending	$88,105	$36,722

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$639	$877

Interest paid	$1,975	$1,466

See Notes to Financial Statements.

NORTHEAST COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — Northeast Community Bancorp, Inc. (the “Company”) is a federally chartered corporation that was organized to be the mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006. Because the Company was not in existence at June 30, 2006, the financial statements presented in this report are for the Bank only.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2005 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Bank’s 2005 Financial Statements and notes thereto included in the Company’s Registration Statement on Form S-1, as amended.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses.

NOTE 2 – MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

The Company was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on July 5, 2006. In the reorganization, the Company sold 45% of its outstanding shares of common stock to the public and issued 55% of its outstanding shares of common stock to Northeast Community Bancorp, MHC, the mutual holding company for the Bank (the “MHC”). The MHC must hold at least 51% of the outstanding stock of the Company so long as the MHC exists. In addition to owning shares of Company common stock, the MHC was capitalized with $500,000 in cash from the Bank. Costs incurred in connection with the Company’s common stock offering were recorded as a reduction of the proceeds from the offering and are estimated to be approximately $1.8 million. Net proceeds from the common stock offering amounted to approximately $57.7 million. At June 30, 2006, $11.1 million in excess subscription deposits were included in both cash and cash equivalents and deposits. Such amount was returned to subscribers in July 2006.

NOTE 3 –EARNINGS PER SHARE

There were no shares of the Company’s common stock outstanding at June 30, 2006.

NOTE 4 – EMPLOYEE STOCK OWNERSHIP PLAN

On July 5, 2006, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. As of July 5, 2006, 518,420 shares of the Company’s common stock had been purchased for approximately $5.2 million by the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company will recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Because the ESOP did not exist at June 30, 2006, no compensation expense related to the ESOP had been recognized at that time.

NOTE 5 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that an entity recognize in its financial statements the impact of a tax position only if the entity has determined, based upon the technical merits of the tax position, that the tax position would more likely than not be sustained upon an examination by the appropriate taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Northeast Community Bancorp, Inc. (the “Company”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Northeast Community Bank’s (the “Bank”) market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Registration Statement on Form S-1, as amended, under the heading “Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on July 5, 2006. In the reorganization, the Company sold 45% of its outstanding shares of common stock to the public and issued 55% of its outstanding shares of common stock to Northeast Community Bancorp, MHC, the mutual holding company of the Bank (the “MHC”). Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and are estimated to be approximately $1.8 million. Net proceeds from the common stock offering amounted to approximately $57.7 million.

The Company was not organized until July 5, 2006. Accordingly, the information set forth in this report at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, including the financial statements and related financial data, relates to the Bank only.

The Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area and its lending territory. We attract deposits from the general public and use such funds primarily to originate multifamily residential real estate loans, mixed use real estate loans and nonresidential real estate loans. We also originate a limited amount of consumer loans. In addition, we operate a loan production office in Wellesley, Massachusetts, which we established in January 2004.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets increased by $73.4 million, or 30.7%, to $312.2 million at June 30, 2006 from $238.8 million at December 31, 2005. Cash and cash equivalents increased by $60.7 million, or 221.7%, to $88.1 million at June 30, 2006, from $27.4 million at December 31, 2005. The increase in short-term liquidity was primarily the result of the funds received from the stock subscription in connection with the Bank’s reorganization and common stock offering and an increase in loans receivable, offset in part by a decrease in securities. Securities held to maturity decreased by $1.2 million, or 10.3%, to $11.0 million at June 30, 2006 from $12.2 million at December 31, 2005, due to repayment of principal of such securities and the redeployment of these funds into loans.

Loans receivable increased by $11.9 million, or 6.2%, to $202.8 million at June 30, 2006 from $190.9 million at December 31, 2005, due to loan originations exceeding loan repayments.

Deposit balances increased by $72.7 million, or 37.6%, to $266.0 million at June 30, 2006 from $193.3 million at December 31, 2005. The increase was primarily the result of temporary deposits of $70.6 million from subscribers to purchase shares in the Company’s initial public stock offering. At the closing of the offering on July 5, 2006, $11.1 million of the $70.6 million, which represented excess subscriptions received, were returned to subscribers. The remainder, as reduced by the expenses of the stock offering and the cost of the ESOP shares, became part of stockholders’ equity. From December 31, 2005 to June 30, 2006, deposits increased by $2.1 million to $195.2 million, after adjusting for the $70.6 million in deposits related to the Company’s stock offering.

Equity increased by $807,000, or 1.9%, to $43.9 million at June 30, 2006, from $43.1 million at December 31, 2005. This increase was primarily the result of $809,000 in net income for the six months ended June 30, 2006.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

General. Net income decreased by $118,000, or 23.9%, to $375,000 for the three months ended June 30, 2006 from $493,000 for the three months ended June 30, 2005. The decrease was primarily the result of increases of $318,000 in interest expense and $171,000 in non-interest expense and a decrease of $167,000 in non-interest income, which were partially offset by an increase of $441,000 in interest income and a $97,000 decrease in income tax expense.

Net Interest Income. Net interest income increased by $123,000 to $2.57 million for the three months ended June 30, 2006 from $2.45 million for the three months ended June 30, 2005. The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $15.1 million, offset by a 26 basis point decrease in our net interest rate spread to 3.69% for the three months ended June 30, 2006 from 3.95% for the three months ended June 30, 2005. The Bank’s net interest margin decreased 3 basis points to 4.18% for the three months ended June 30, 2006 from 4.21% for the three months ended June 30, 2005. The decrease in the interest rate spread and net interest margin in the second quarter of 2006 over the same period in 2005 is due mainly to the cost of our interest-bearing liabilities increasing to a greater degree than the increase in the yield earned on our interest earning assets. The decrease in the net interest margin was mitigated somewhat by the increase in net interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$201,853	$3,108	6.16%	$172,274	$2,760	6.41%
Securities	12,217	120	3.93	13,757	126	3.66
Other interest-earning assets	31,849	413	5.19	46,318	314	2.71

Total interest-earning assets	245,919	3,641	5.92	232,349	3,200	5.51

Allowance for loan losses	(1,200)			(1,200)
Noninterest-earning assets	11,467			9,994

Total assets	$256,186			$241,143

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$20,898	$17	0.33	$23,749	$15	0.25
Savings and club accounts	69,353	121	0.70	77,732	95	0.49
Certificates of deposit	101,642	934	3.68	91,982	644	2.80

Total interest-bearing deposits	191,893	1,072	2.23	193,463	754	1.56

FHLB advances	0	0	0.00	0	0	0.00

Total interest-bearing liabilities	191,893	1,072	2.23	193,463	754	1.56

Noninterest-bearing demand	15,867			1,686
Other liabilities	4,259			4,004

Total interest-bearing liabilities	212,019			199,153

Equity	44,167			41,990

Total liabilities and equity	$256,186			$241,143

Net interest income		$2,569			$2,446

Interest rate spread			3.69			3.95
Net interest margin			4.18			4.21
Net interest-earning assets	$54,026			$38,886

Average interest-earning assets to average interest-bearing liabilities	128.15%			120.10%

Interest income increased by $441,000, or 13.8%, to $3.6 million for the three months ended June 30, 2006, from $3.2 million for the three months ended June 30, 2005. Interest income on loans increased by $348,000, or 12.6%, to $3.1 million for the three months ended June 30, 2006 from $2.8 million for the three months ended June 30, 2005. The average balance of the loan portfolio increased by $29.6 million to $201.9 million for the three months ended June 30, 2006 from $172.3 million for the three months ended June 30, 2005. The average yield on loans decreased 25 basis points to 6.16% for the three months ended June 30, 2006 from 6.41% for the three months ended June 30, 2005. Interest income on investment securities decreased by $6,000 to $120,000 for the three months ended June 30, 2006 from $126,000 for the three months ended June 30, 2005. The decrease was primarily due to a decrease in average balance of securities to $12.2 million from $13.8 million, which was partially offset by an increase in the average yield on securities of 27 basis points to 3.93% for the three months ended June 30, 2006 from 3.66% for the three months ended June 30, 2005. Interest on other interest-earning assets increased $99,000 to $413,000 for the three months ended June 30, 2006 from $314,000 for the three months ended June 30, 2005, primarily as a result of a 248 basis point increase in the yield to 5.19% for the three months ended June 30, 2006 from 2.71% for the three months ended June 30, 2005, which was partially offset by a decrease in average balance of other interest-earning assets to $31.8 million for the three months ended June 30, 2006 as compared to $46.3 million for the three months ended June 30, 2005. The decreased average balance of other interest-earning assets was due to the redeployment of these funds into the loan portfolio.

Interest expense increased $318,000, or 42.2%, to $1.1 million for the three months ended June 30, 2006 from $754,000 for the three months ended June 30, 2005. The increase was the result of a 67 basis point increase in the average interest rate paid on deposits to 2.23% for the three months ended June 30, 2006 from 1.56% for the three months ended June 30, 2005, partially offset by a decrease in the average balance of interest-bearing deposits to $191.9 million for the three months ended June 30, 2006 as compared to $193.5 million for the three months ended June 30, 2005.

Provision for Loan Losses. The allowance for loan losses was $1.2 million at June 30, 2006, March 31, 2006 and June 30, 2005, representing 0.59%, 0.60% and 0.66%, respectively, of total loans. There were no charge-offs, recoveries or provisions for loan losses added during the three months ended June 30, 2006 and 2005.

Non-interest Income. Non-interest income decreased $167,000, or 50.8%, to $162,000 for the three months ended June 30, 2006 from $329,000 for the three months ended June 30, 2005. The decrease was primarily due to a reduction in mortgage loan prepayment penalties as a result of a decrease in refinancing activity due to a higher loan interest rate environment.

Non-interest Expense. Non-interest expense increased $171,000, or 9.0%, to $2.1 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005. The increase was a result of increases in compensation, occupancy, equipment and other miscellaneous expenses.

Income Taxes. Income tax expense decreased $97,000, or 24.9%, to $292,000 for the three months ended June 30, 2006, from $389,000 for the three months ended June 30, 2005. The decrease resulted primarily from the $215,000 reduction in pre-tax income in 2006 compared to 2005. The effective tax rate was 43.8% for the three months ended June 30, 2006 compared to 44.1% for the same period in 2005.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General. Net income decreased by $149,000, or 15.6%, to $809,000 for the six months ended June 30, 2006 from $958,000 for the six months ended June 30, 2005. The decrease was primarily the result of increases of $511,000 in interest expense and $280,000 in non-interest expense and a decrease of $215,000 in non-interest income, which were offset in part by an increase of $724,000 in interest income and a $133,000 decrease in income tax expense.

Net Interest Income. Net interest income increased by $213,000 to $5.1 million for the six months ended June 30, 2006 from $4.9 million for the six months ended June 30, 2005. The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $8.2 million, partially offset by a 10 basis point decrease in the Bank’s net interest rate spread to 3.85% for the six months ended June 30, 2006 from 3.95% for the six months ended June 30, 2005. The Bank’s net interest margin decreased 5 basis points to 4.25% in the current six-month period from 4.20% in the prior period. The decrease in the interest rate spread and net interest margin in the current six-month period of 2006 over the same period in 2005 is due mainly to the cost of our interest-bearing liabilities increasing to a greater degree than the increase in the yield earned on our interest earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$199,448	$6,130	6.15%	$170,624	$5,488	6.43%
Securities	12,489	256	4.10	13,382	233	3.48
Other interest-earning assets	26,452	660	4.99	47,485	601	2.53

Total interest-earning assets	238,388	7,046	5.91	231,491	6,322	5.46

Allowance for loan losses	(1,200)			(1,200)
Noninterest-earning assets	10,789			10,041

Total assets	$247,977			$240,332

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$21,401	$31	0.29%	$23,846	$31	0.26%
Savings and club accounts	70,492	216	0.61	77,436	188	0.49
Certificates of deposit	99,841	1,728	3.46	91,736	1,245	2.71

Total interest-bearing deposits	191,733	1,975	2.06	193,018	1,464	1.52

FHLB advances	0	0	0.00	0	0	0.00

Total interest-bearing liabilities	191,733	1,975	2.06	193,018	1,464	1.52

Noninterest-bearing demand	8,659			1,726
Other liabilities	3,589			3,705

Total interest-bearing liabilities	203,980			198,449

Equity	43,997			41,883

Total liabilities and equity	$247,977			$240,332

Net interest income		$5,071			$4,858

Interest rate spread			3.85			3.95
Net interest margin			4.25			4.20

Net interest-earning assets	$46,655			$38,473

Average interest-earning assets to average interest-bearing liabilities	124.33%			119.93%

Interest income increased by $724,000, or 11.5%, to $7.0 million for the six months ended June 30, 2006, from $6.3 million for the six months ended June 30, 2005. Interest income on loans increased by $642,000, or 11.7%, to $6.1 million for the six months ended June 30, 2006 from $5.5 million for the six months ended June 30, 2005. The average balance of the loan portfolio increased by $28.8 million to $199.4 million for the six months ended June 30, 2006 from $170.6 million for the six months ended June 30, 2005. The average yield on loans decreased 28 basis points to 6.15% for the six months ended June 30, 2006 from 6.43% for the six months ended June 30, 2005. Interest income on securities increased by $23,000 to $256,000 for the six months ended June 30, 2006 from $233,000 for the six months ended June 30, 2005. The increase was primarily due to an increase in the average yield on securities of 62 basis points to 4.10% for the six months ended June 30, 2006 from 3.48% for the six months ended June 30, 2005, partially offset by a decrease in the average balance of securities from $13.4 million in the 2005 period to $12.5 million in the 2006 period. Interest on other interest-earning assets increased $59,000 to $660,000 for the six months ended June 30, 2006 from $601,000 for the six months ended June 30, 2005, primarily as a result of a 246 basis point increase in the yield on such assets to 4.99% for the six months ended June 30, 2006 from 2.53% for the six months ended June 30, 2005, which was partially offset by a decrease in average balance of other interest-earning assets to $26.5 million for the six months ended June 30, 2006 as compared to $47.5 million for the six months ended June 30, 2005. The decrease in the average balance of other interest-earning assets was due to the redeployment of these funds into the loan portfolio.

Interest expense increased $511,000, or 34.9%, to $2.0 million for the six months ended June 30, 2006 from $1.5 million for the six months ended June 30, 2005. The increase was the result of an increase in the average interest rate paid on deposits of 54 basis points to 2.06% for the six months ended June 30, 2006 from 1.52% for the six months ended June 30, 2005, partially offset by a decrease in the average balance of interest-bearing deposits to $191.7 million for the six months ended June 30, 2006 as compared to $193.0 million for the six months ended June 30, 2005.

Non-interest Income. Non-interest income decreased $215,000, or 34.1%, to $415,000 for the six months ended June 30, 2006 from $630,000 for the six months ended June 30, 2005. The decrease was primarily due to a reduction in mortgage loan prepayment penalties due to a decrease in refinancing activity by our borrowers as a result of the higher interest rates offered on new loans.

Non-interest Expense. Non-interest expense increased $280,000, or 7.4%, to $4.1 million for the six months ended June 30, 2006 from $3.8 million for the six months ended June 30, 2005. The increase was a result of increases in compensation, occupancy and other miscellaneous expenses, which were offset in part by a decrease in equipment and advertising expense.

Income Taxes. Income tax expense decreased $133,000, or 17.6%, to $624,000 for the six months ended June 30, 2006, from $757,000 for the six months ended June 30, 2005. The decrease resulted primarily from the $282,000 reduction in pre-tax income in 2006 compared to 2005. The effective tax rate was 43.5% for the six months ended June 30, 2006 compared to 44.1% for the same period in 2005.

Provision for Loan Losses. The allowance for loan losses was $1.2 million at June 30, 2006, December 31, 2005, and June 30, 2005, representing 0.59%, 0.63% and 0.66%, respectively, of total loans. There were no charge-offs, recoveries or provisions for loan losses added during the six months ended June 30, 2006 and 2005.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30, 2006	At June 30, 2005
	(Dollars in thousands)
Non-accrual loans	$0	$0
Loans 90 days or more delinquent and accruing	1	0
Other nonperforming loans	267	0

Total nonperforming assets	268	0
Troubled debt restructurings	0	0

Troubled debt restructurings and total nonperforming assets	$268	$0

Total nonperforming loans to total loans	0.13%	0.00%
Total nonperforming loans to total assets	0.09%	0.00%
Total nonperforming assets and troubled debt restructurings to total assets	0.09%	0.00%

During the three-month period ended June 30, 2006, there was no change in the status of the insurance claim on the building in New Bedford, Massachusetts, which was destroyed by fire. We do not anticipate a loss of principal on this loan, which was in the amount of $267,000. Other than this loan, we had one loan totaling $1,000 which was 90 or more days delinquent and accruing, and no non-accruing loans or troubled debt restructurings at June 30, 2006.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $88.1 million at June 30, 2006 and consist primarily of federal funds, overnight deposits and miscellaneous cash items. Of this amount, $70.6 million represented funds received from subscribers to the Company’s common stock offering. $11.1 million of the subscription funds received as of June 30, 2006 represents excess subscriptions and was returned to subscribers upon the closing of the stock offering in July 2006. Securities classified as available for sale and whose market value exceeds our cost provide an additional source of liquidity. Total securities classified as available for sale were $349,000 at June 30, 2006.

At June 30, 2006, we had $16.3 million in loan commitments outstanding, consisting of $11.4 million of real estate loan commitments, $4.7 million in unused real estate equity lines of credit and $233,000 in consumer lines of credit. Certificates of deposit due within one year of June 30, 2006 totaled $67.1 million. This represented 64.2% of certificates of deposit at June 30, 2006. We believe the large percentage of certificates of deposit that mature within one year reflects the hesitancy of our customers to invest their funds for long periods of time in the current rising interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates we offer.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. At June 30, 2006, we had the ability to borrow $48.0 million from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $24.0 million each. At June 30, 2006, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

On July 5, 2006, we completed our initial public stock offering. We sold 5,951,250 shares of common stock at $10.00 per share, or $59,512,500, which, net of expenses of the offering and the cost of the shares purchased for the Employee Stock Ownership Plan, increased our total equity by $52.6 million to $96.5 million. The capital from the offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as the net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce the Bank’s regulatory capital below regulatory required levels.

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

For the six months ended June 30, 2006 and the year ended December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2006, the most current date for which this analysis is presently available, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at June 30, 2006 is consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$50,549	$(2,881)	(5)%	21.03%	(60)
200	51,530	(1,900)	(4)	21.24	(39)
100	52,516	(915)	(2)	21.45	(18)
0	53,431	—	—	21.63	—
(100)	54,195	764	1	21.75	12
(200)	54,870	1,440	3	21.84	21

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan repayment activity.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2006, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s registration statement on Form S-1, as amended (the “Registration Statement”), which could materially affect our business, financial condition or future results. The Registration Statement is available through the SEC’s website at www.sec.gov. The risks described in the Registration Statement are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission Of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Charter of Northeast Community Bancorp, Inc.(1)

3.2	Bylaws of Northeast Community Bancorp, Inc.(1)

4.1	Specimen Stock Certificate of Northeast Community Bancorp, Inc.(1)

10.1	Employment Agreement between Northeast Community Bancorp, Inc. and Kenneth A. Martinek*

10.2	Employment Agreement between Northeast Community Bancorp, Inc. and Salvatore Randazzo*

10.3	Employment Agreement between Northeast Community Bank and Kenneth A. Martinek*

10.4	Employment Agreement between Northeast Community Bank and Salvatore Randazzo*

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-132543) as amended, initially filed with the SEC on March 17, 2006.
*	Management contract or compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc. (in organization)

Date: August 14, 2006	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President, Chief Financial Officer and Treasurer