Form 10-Q
period 2006-09-30
NORTHEAST COMMUNITY BANCORP INC
filed 2006-11-13
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________
Commission file number: 0-51852

Northeast Community Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States of America	06-178-6701
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

325 Hamilton Avenue, White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the exchange act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 13, 2006, the registrant had 13,225,000 shares of $0.01 par value common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	September 30, 2006	December 31, 2005
	(In thousands, except for per share amounts)

ASSETS

Cash and amounts due from depository institutions	$2,577	$2,929
Interest-bearing deposits	18,761	24,460
Cash and Cash Equivalents	21,338	27,389

Securities available for sale	354	362
Securities held to maturity	48,723	12,228
Loans receivable, net of allowance for loan losses of $1,200 and $1,200, respectively	197,375	190,896
Premises and equipment, net	11,144	5,002
Federal Home Loan Bank of New York stock, at cost	399	357
Bank owned life insurance	8,062	-
Accrued interest receivable	1,039	1,003
Other assets	1,676	1,584

Total Assets	$290,110	$238,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,246	$1,499
Interest bearing	189,022	191,815
Total Deposits	190,268	193,314
Advance payments by borrowers for taxes and insurance	2,803	1,703
Accounts payable and accrued expenses	521	684
Total Liabilities	193,592	195,701

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value: 1,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized, issued and outstanding: 13,225,000 at September 30, 2006	132	-
Additional paid in capital	57,503	-
Unearned ESOP shares	(4,990)	-
Retained earnings	43,836	43,089
Accumulated other comprehensive income	37	31
Total Stockholders’ Equity	96,518	43,120
Total Liabilities and Stockholders’ Equity	$290,110	$238,821

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except for per share amounts)

INTEREST INCOME
Loans	$3,115	$2,859	$9,245	$8,347
Interest-earning deposits	549	284	1,209	884
Securities	287	135	543	369
Total Interest Income	3,951	3,278	10,997	9,600

INTEREST EXPENSE
Deposits	1,225	798	3,200	2,262
Total Interest Expense	1,225	798	3,200	2,262
Net Interest Income	2,726	2,480	7,797	7,338

PROVISION FOR LOAN LOSSES	-	-	-	-
Net Interest Income after Provision for Loan Losses	2,726	2,480	7,797	7,338

NON-INTEREST INCOME
Other loan fees and service charges	271	442	677	1,063
Net loss from premises and equipment	-	(13)	-	(19)
Other	68	5	77	20
Total Non-Interest Income	339	434	754	1,064

NON-INTEREST EXPENSES
Salaries and employee benefits	1,267	1,003	3,396	3,074
Net occupancy expense of premises	264	208	764	601
Equipment	119	87	322	304
Outside data processing	147	140	433	419
Advertising	36	9	82	65
Other	475	418	1,364	1,175
Total Non-Interest Expenses	2,308	1,865	6,361	5,638
Income before Income Taxes	757	1,049	2,190	2,764

INCOME TAXES	319	462	943	1,219
Net Income	$438	$587	$1,247	$1,545

Net Income per common share-basic and diluted	$.04	N/A	N/A	N/A
Weighted average number of common shares outstanding- basic and diluted	12,016	N/A	N/A	N/A

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
	(In thousands)

Balance at December 31, 2004	$-	$-	$-	$41,099	$47	$41,146
Comprehensive income:
Net income	-	-	-	1,545	-	1,545	$1,545
Unrealized (loss) on securities available for sale, net of taxes	-	-	-	-	(18)	(18)	(18)

Total comprehensive income							$1,527

Balance at September 30, 2005	$-	$-	$-	$42,644	$29	$42,673

Balance at December 31, 2005	$-	$-	$-	$43,089	$31	$43,120
Comprehensive income:
Net income	-	-	-	1,247	-	1,247	$1,247
Unrealized gain on securities available for sale, net of taxes	-	-	-	-	6	6	6
ESOP shares earned	-	8	194	-	-	202
Capitalization of Mutual Holding Company	-	-	-	(500)	-	(500)
Issuance of common stock	132	57,495	-	-	-	57,627
Common stock acquired by ESOP	-	-	(5,184)	-	-	(5,184)

Total comprehensive income							$1,253

Balance at September 30, 2006	$132	$57,503	$(4,990)	$43,836	$37	$96,518

See Notes to Consolidated Financial Statements.

CONSOLIDATEDSTATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,247	$1,545
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities premiums and discounts, net	(115)	13
Provision for depreciation	417	431
Amortization of deferred loan discounts, fees and costs, net	114	53
Loss from dispositions of premises and equipment	-	19
(Increase) in bank owned life insurance	(62)	-
(Increase) in accrued interest receivable	(36)	(49)
(Increase) in other assets	(92)	(112)
Increase in accrued interest payable	7	-
Increase (decrease) in other liabilities	(163)	20
ESOP shares earned	202	-
Net Cash Provided by Operating Activities	1,519	1,920

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) in loans	(6,593)	(15,275)
Purchase of securities held to maturity	(40,459)	(1,999)
Proceeds from principal repayments on securities available for sale	14	56
Proceeds from principal repayments on securities held to maturity	4,079	1,371
Purchases of FHLB stock	(42)	(123)
Purchases of premises and equipment	(6,559)	(115)
Proceeds from sale of premises and equipment	-	23
Purchase of bank owned life insurance	(8,000)	-
Net Cash (Used in) Investing Activities	(57,560)	(16,062)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	(3,053)	270
Increase in advance payments by borrowers for taxes and insurance	1,100	868
Net proceeds of initial public stock offering	57,627	-
Common stock acquired by ESOP	(5,184)	-
Initial capitalization of mutual holding company	(500)	-
Net Cash Provided by Financing Activities	49,990	1,138

Net Decrease in Cash and Cash Equivalents	(6,051)	(13,004)
Cash and Cash Equivalents - Beginning	27,389	48,555
Cash and Cash Equivalents - Ending	$21,338	$35,551

SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid	$1,087	$1,154
Interest paid	$3,193	$2,262

See Notes to Consolidated Financial Statements.

NORTHEAST COMMUNITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a Federally-chartered corporation that was organized to be the mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006. The accompanying unaudited consolidated financial statements as of and for the three and nine-month periods ended September 30, 2006, include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 30, 2005, include only the accounts of the Bank as the Company was not in existence prior to such date.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2005 consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses.

NOTE 2 - MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

The Company was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on July 5, 2006. In the reorganization, the Company sold 5,951,250 or 45% of its outstanding shares of common stock to the public and issued 7,273,750 or 55% of its outstanding shares of common stock to Northeast Community Bancorp, MHC, the mutual holding company for the Bank (the “MHC”). The MHC must hold at least 51% of the outstanding stock of the Company so long as the MHC exists. In addition to owning shares of Company common stock, the MHC was capitalized with $500,000 in cash from the Bank. Costs incurred in connection with the Company’s common stock offering were recorded as a reduction of the proceeds from the offering and were approximately $1.9 million. Net proceeds from the common stock offering amounted to approximately $57.6 million.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and, during the three and nine-month periods ended September 30, 2006 and 2005, had no potentially dilutive common stock equivalents. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

Earnings per common share data is not presented for the nine months ended September 30, 2006 and for the three months and nine months ended September 30, 2005 as the Company had no publicly held shares outstanding prior to the Company’s initial public offering on July 5, 2006. Per share data for the three months ended September 30, 2006 are calculated by utilizing net income and the weighted-average common shares outstanding in the three-month period.

NOTE 4 - EMPLOYEE STOCK OWNERSHIP PLAN

On July 5, 2006, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of the Company’s common stock in connection with the reorganization at a price of $10.00 per share. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants as principal and interest payments are made by the ESOP to the Company. Shares released from the suspense account will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company will recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. ESOP expense for the three and nine months ended September 30, 2006, was $202,000.

NOTE 5 - EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” This statement revises the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Under SFAS No. 123 (revised 2004), an entity such as the Bank will be required to measure the cost of employee services received in exchange for any award of equity instruments made after December 31, 2005, based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). SFAS No. 123 (revised 2004) does not have any effect on the Company’s existing historical consolidated financial statements as the Company has not had and does not currently have any stock-based compensation grants which would be subject to SFAS No. 123 (revised 2004). However, should the Company grant stock compensation awards in the future, any such awards will require the recording of compensation expense.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS Nos. 87 and 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS Nos. 87 and 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. This pronouncement does not have any current impact on the Company’s determination or reporting of our financial results as the Company does not currently have any defined benefit pension or postretirement plans. However, should we implement any such plans in the future, the guidance of this pronouncement will be applied.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities, which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting (“SAB”) No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the Company’s consolidated financial condition or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2006 and 2005 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes and tables thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Northeast Community Bancorp, Inc. (the “Company”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Northeast Community Bank’s (the “Bank”) market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Registration Statement on Form S-1, as amended, under the heading “Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company was organized on July 5, 2006 in connection with the mutual holding company reorganization of the Bank. Accordingly, the information set forth in this report for periods prior to July 5, 2006, including information provided in the consolidated financial statements and related financial data, relates to the Bank only.

The Bank is headquartered in White Plains, New York and is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area and its lending territory. We attract deposits from the general public and use such funds primarily to originate multifamily residential real estate loans, mixed use real estate loans and nonresidential real estate loans. We also originate a limited amount of consumer loans. In addition, we operate a loan production office in Wellesley, Massachusetts, which we established in January 2004.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets at September 30, 2006 were $290.1 million, an increase of $51.3 million, or 21.5%, from total assets of $238.8 million at December 31, 2005. Cash and cash equivalents decreased by $6.1 million, or 22.1%, to $21.3 million at September 30, 2006, from $27.4 million at December 31, 2005. The decrease in short-term liquidity was primarily the result of cash used to fund bank-owned life insurance and the origination of new loans, and deposit outflows.

Loans receivable increased by $6.5 million, or 3.4%, to $197.4 million at September 30, 2006 from $190.9 million at December 31, 2005, due to loan originations exceeding loan repayments. Securities held to maturity increased by $36.5 million, or 298.5%, to $48.7 million at September 30, 2006 from $12.2 million at December 31, 2005. This increase was primarily due to the funds received from the common stock offering completed on July 5, 2006, which were reinvested into short-term securities.

Deposits decreased by $3.0 million, or 1.6%, to $190.3 million at September 30, 2006 from $193.3 million at December 31, 2005. The decrease was primarily attributable to withdrawals being made to purchase shares of common stock in the stock offering.

Stockholders’ equity increased by $53.4 million, or 123.8%, to $96.5 million at September 30, 2006, from $43.1 million at December 31, 2005. This increase was primarily the result of the proceeds of the Company’s public offering of $52.4 million and net income of $1.2 million for the period, partially offset by $202,000 in ESOP expense.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General. Net income decreased by $149,000, or 25.4%, to $438,000 for the three months ended September 30, 2006 from $587,000 for the three months ended September 30, 2005. The decrease was primarily the result of increases of $427,000 in interest expense and $443,000 in non-interest expense and a decrease of $95,000 in non-interest income, which were partially offset by an increase of $673,000 in interest income and a $143,000 decrease in income tax expense.

Net Interest Income. Net interest income increased by $246,000 to $2.73 million for the three months ended September 30, 2006 from $2.48 million for the three months ended September 30, 2005. The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $36.6 million, offset by a 74 basis point decrease in our net interest rate spread to 3.26% for the three months ended September 30, 2006 from 4.00% for the three months ended September 30, 2005. The net interest margin decreased 38 basis points to 3.90% for the three months ended September 30, 2006 from 4.28% for the three months ended September 30, 2005. The decrease in the interest rate spread and net interest margin in the third quarter of 2006 over the same period in 2005 is due mainly to the cost of our interest-bearing liabilities increasing to a greater degree than the increase in the yield earned on our interest-earning assets. The decrease in the net interest margin was mitigated somewhat by the increase in net interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$202,552	$3,115	6.15%	$176,388	$2,859	6.48%
Securities	21,899	287	5.24	13,833	135	3.90
Other interest-earning assets	54,844	549	4.00	41,584	284	2.73
Total interest-earning assets	279,295	3,951	5.66	231,805	3,278	5.66
Allowance for loan losses	(1,200)			(1,200)
Noninterest-earning assets	23,285			9,929
Total assets	$301,380			$240,534

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$37,590	$55	0.59%	$23,162	$15	0.26%
Savings and club accounts	64,594	143	0.89	77,565	96	0.50
Certificates of deposit	101,781	1,027	4.04	92,389	687	2.97
Total interest-bearing deposits	203,965	1,225	2.40	193,116	798	1.65

FHLB advances	0	0	0.00	0	0	0.00
Total interest-bearing liabilities	203,965	1,225	2.40	193,116	798	1.65

Noninterest-bearing demand	1,410			1,575
Other liabilities	2,596			3,664
Total interest-bearing liabilities	207,971			198,355

Retained earnings	93,409			42,179
Total liabilities and retained earnings	$301,380			$240,534
Net interest income		$2,726			$2,480
Interest rate spread			3.26			4.00
Net interest margin			3.90			4.28
Net interest-earning assets	$75,330			$38,689
Average interest-earning assets to average interest-bearing liabilities	144.89%			120.03%

Interest income increased by $673,000, or 20.5%, to $4.0 million for the three months ended September 30, 2006, from $3.3 million for the three months ended September 30, 2005. Interest income on loans increased by $256,000, or 9.0%, to $3.1 million for the three months ended September 30, 2006 from $2.9 million for the three months ended September 30, 2005 as increased balances more than offset reduced yields. The average balance of the loan portfolio increased by $26.2 million to $202.6 million for the three months ended September 30, 2006 from $176.4 million for the three months ended September 30, 2005 as originations outpaced repayments. The average yield on loans decreased 33 basis points to 6.15% for the three months ended September 30, 2006 from 6.48% for the three months ended September 30, 2005. Interest income on investment securities increased by $152,000 to $287,000 for the three months ended September 30, 2006 from $135,000 for the three months ended September 30, 2005. The increase was primarily due to an increase of $8.1 million in average balance of securities to $21.9 million for the 2006 period from $13.8 million in the 2005 period and an increase in the average yield on securities of 134 basis points to 5.24% for the three months ended September 30, 2006 from 3.90% for the three months ended September 30, 2005. The increase in average balance was fueled by the funds received in the recently completed stock offering while yield improved due to higher rates available on securities purchased. Interest on other interest-earning assets increased $265,000 to $549,000 for the three months ended September 30, 2006 from $284,000 for the three months ended September 30, 2005, primarily as a result of a 127 basis point increase in the yield to 4.00% for the three months ended September 30, 2006 from 2.73% for the three months ended September 30, 2005 and an increase in the average balance of other interest-earning assets to $54.8 million for the three months ended September 30, 2006 as compared to $41.6 million for the three months ended September 30, 2005. The increase in average balance was due to the funds raised in the recently completed stock offering while yield improved due to higher short-term interest rates.

Interest expense increased $427,000, or 53.5%, to $1.2 million for the three months ended September 30, 2006 from $798,000 for the three months ended September 30, 2005. The increase was the result of a 75 basis point increase in the average interest rate paid on deposits to 2.40% for the three months ended September 30, 2006 from 1.65% for the three months ended September 30, 2005, along with an increase in the average balance of interest-bearing deposits to $204.0 million for the three months ended September 30, 2006 as compared to $193.1 million for the three months ended September 30, 2005. The increased cost of deposits was the result of the general increase in short-term interest rates.

Provision for Loan Losses. The allowance for loan losses was $1.2 million at September 30, 2006, June 30, 2006, and September 30, 2005, representing 0.61%, 0.59%, and 0.65%, respectively, of total loans. There were no charge-offs, recoveries or provisions for loan losses added during the three months ended September 30, 2006 and 2005. We had one loan totaling $1,000 that was 90 or more days delinquent and accruing at both September 30, 2006 and June 30, 2006. We had no non-performing loans at September 30, 2005.

Non-interest Income. Non-interest income decreased $95,000, or 21.9%, to $339,000 for the three months ended September 30, 2006 from $434,000 for the three months ended September 30, 2005. The decrease was primarily due to a reduction in mortgage loan prepayment penalties of $171,000 partially offset by an increase in income from bank-owned life insurance, which was purchased in 2006, of $62,000.

Non-interest Expense. Non-interest expense increased $443,000, or 23.8%, to $2.3 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005. The increase was primarily due to an expense of $202,000 for the ESOP implemented in 2006 and $62,000 in salary costs for new employees and increases in base salaries for existing employees. The increase in non-interest expense also includes increases of $56,000 in occupancy, $32,000 in equipment, $7,000 in outside data processing, $27,000 in advertising and $57,000 in other miscellaneous expenses.

Income Taxes. Income tax expense decreased $143,000, or 31.0%, to $319,000 for the three months ended September 30, 2006, from $462,000 for the three months ended September 30, 2005. The decrease resulted primarily from the $292,000 reduction in pre-tax income in 2006 compared to 2005. The effective tax rate was 42.1% for the three months ended September 30, 2006 compared to 44.0% for the same period in 2005.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General. Net income decreased by $298,000, or 19.3%, to $1.2 million for the nine months ended September 30, 2006 from $1.5 million for the nine months ended September 30, 2005. The decrease was primarily the result of increases of $938,000 in interest expense and $723,000 in non-interest expense and a decrease of $310,000 in non-interest income, which were offset in part by an increase of $1.4 million in interest income and a $276,000 decrease in income tax expense.

Net Interest Income. Net interest income increased by $459,000 to $7.8 million for the nine months ended September 30, 2006 from $7.3 million for the nine months ended September 30, 2005. The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $17.7 million, due primarily to increased loan originations partially offset by a 32 basis point decrease in net interest rate spread to 3.64% for the nine months ended September 30, 2006 from 3.96% for the nine months ended September 30, 2005. The net interest margin decreased 9 basis points to 4.13% in the current nine-month period from 4.22% in the prior period. The decrease in the interest rate spread and net interest margin in the current nine-month period of 2006 from the same period in 2005 is due mainly to the cost of our interest-bearing liabilities increasing to a greater degree than the increase in the yield earned on our interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$200,482	$9,245	6.15%	$172,545	$8,347	6.45%
Securities	15,625	543	4.63	13,532	369	3.64
Other interest-earning assets	35,916	1,209	4.49	45,518	884	2.59
Total interest-earning assets	252,024	10,997	5.82	231,595	9,600	5.53
Allowance for loan losses	(1,200)			(1,200)
Noninterest-earning assets	14,954			10,004
Total assets	$265,778			$240,399

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$26,797	$86	0.43%	$23,618	$46	0.26%
Savings and club accounts	68,526	359	0.70	77,479	284	0.49
Certificates of deposit	100,487	2,755	3.66	91,953	1,932	2.80
Total interest-bearing deposits	195,810	3,200	2.18	193,050	2,262	1.56

FHLB advances	0	0	0.00	0	0	0.00
Total interest-bearing liabilities	195,810	3,200	2.18	193,050	2,262	1.56

Noninterest-bearing demand	6,242			1,676
Other liabilities	3,258			3,691
Total interest-bearing liabilities	205,310			198,417

Retained earnings	60,467			41,982
Total liabilities and retained earnings	$265,778			$240,399
Net interest income		$7,797			$7,338
Interest rate spread			3.64			3.96
Net interest margin			4.13			4.22
Net interest-earning assets	$56,213			$38,545
Average interest-earning assets to average interest-bearing liabilities	131.21%			119.97%

Interest income increased by $1.4 million, or 14.6%, to $11.0 million for the nine months ended September 30, 2006, from $9.6 million for the nine months ended September 30, 2005. Interest income on loans increased by $898,000, or 10.8%, to $9.2 million for the nine months ended September 30, 2006 from $8.3 million for the nine months ended September 30, 2005 as increased loan balances more than offset reduced yields on our loan portfolio. The average balance of the loan portfolio increased by $28.0 million to $200.5 million for the nine months ended September 30, 2006 from $172.5 million for the nine months ended September 30, 2005 as loan originations outpaced loan repayments. The average yield on loans decreased 30 basis points to 6.15% for the nine months ended September 30, 2006 from 6.45% for the nine months ended September 30, 2005. Interest income on securities increased by $174,000 to $543,000 for the nine months ended September 30, 2006 from $369,000 for the nine months ended September 30, 2005. The increase was primarily due to an increase in the average balance of securities from $13.5 million in the 2005 period to $15.6 million in the 2006 period and an increase in average yield on securities of 99 basis points to 4.63% for the nine months ended September 30, 2006 from 3.64% for the nine months ended September 30, 2005. The increase in average balance resulted from the use of funds received in our recently completed stock offering to purchase securities while the increased yield is due to higher rates available on securities purchased. Interest on other interest-earning assets increased $325,000 to $1.2 million for the nine months ended September 30, 2006 from $884,000 for the nine months ended September 30, 2005, primarily as a result of a 190 basis point increase in the yield on such assets to 4.49% for the nine months ended September 30, 2006 from 2.59% for the nine months ended September 30, 2005, which was partially offset by a decrease in average balance of other interest-earning assets to $36.0 million for the nine months ended September 30, 2006 as compared to $45.5 million for the nine months ended September 30, 2005. The decrease in the average balance of other interest-earning assets was due to the redeployment of these funds into the loan portfolio. The increased yield was due to rising short-term interest rates.

Interest expense increased $938,000, or 41.5%, to $3.2 million for the nine months ended September 30, 2006 from $2.3 million for the nine months ended September 30, 2005. The increase was the result of an increase in the average interest rate paid on deposits of 62 basis points to 2.18% for the nine months ended September 30, 2006 from 1.56% for the nine months ended September 30, 2005, along with an increase in the average balance of interest-bearing deposits to $195.8 million for the nine months ended September 30, 2006 as compared to $193.1 million for the nine months ended September 30, 2005. The increased cost of deposits was due to rising market interest rates.

Provision for Loan Losses. The allowance for loan losses was $1.2 million at September 30, 2006, December 31, 2005, and September 30, 2005, representing 0.61%, 0.63%, and 0.65%, respectively, of total loans. There were no charge-offs, recoveries or provisions for loan losses added during the nine months ended September 30, 2006 and 2005. We had one $1,000 non-performing loan at September 30, 2006, and no non-performing loans at December 31, 2005 and September 30, 2005.

Non-interest Income. Non-interest income decreased $310,000, or 29.1%, to $754,000 for the nine months ended September 30, 2006 from $1.06 million for the nine months ended September 30, 2005. The decrease was primarily due to a reduction in mortgage loan prepayment penalties of $386,000 partially offset by an increase of $62,000 in income from bank-owned life insurance, which was purchased in 2006.

Non-interest Expense. Non-interest expense increased $723,000, or 12.8%, to $6.4 million for the nine months ended September 30, 2006 from $5.6 million for the nine months ended September 30, 2005. The increase was due to an expense of $202,000 for the ESOP implemented in 2006, $163,000 in increased occupancy expense, $120,000 in increased compensation and health care costs, and an increase of $182,000 in other non-interest expenses. The increase in occupancy expense primarily related to lease payments for the temporary relocation of our branch office located at 1355 First Avenue, New York, in anticipation of our sale of that property and the renovation of the building by its new owner, and, to a lesser extent, expenses for new signage related to the Bank's name change and city sidewalk repairs. The increase in other non-interest expenses includes an $82,000 increase in office supplies and stationery resulting from the Bank's name change, a $50,000 increase in legal fees, a $46,000 increase in audit and accounting fees and $60,000 in miscellaneous other non-interest expenses.

Income Taxes. Income tax expense decreased $276,000, or 22.6%, to $943,000 for the nine months ended September 30, 2006, from $1.2 million for the nine months ended September 30, 2005. The decrease resulted primarily from the $574,000 reduction in pre-tax income in 2006 compared to 2005. The effective tax rate was 43.1% for the nine months ended September 30, 2006 compared to 44.1% for the same period in 2005.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $21.3 million at September 30, 2006 and consisted primarily of federal funds, overnight deposits and miscellaneous cash items. Securities classified as available for sale and whose market value exceeds our cost provide an additional source of liquidity. Total securities classified as available for sale were $354,000 at September 30, 2006.

At September 30, 2006, we had $7.3 million in loan commitments outstanding, consisting of $3.4 million of real estate loan commitments, $3.7 million in unused real estate equity lines of credit and $224,000 in consumer lines of credit. Certificates of deposit due within one year of September 30, 2006 totaled $71.7 million. This represented 67.48% of certificates of deposit at September 30, 2006. We believe the large percentage of certificates of deposit that mature within one year reflects the hesitancy of our customers to invest their funds for long periods of time in the current rising interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates we offer.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. At September 30, 2006, we had the ability to borrow $48.0 million from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $24.0 million each. At September 30, 2006, we had no overnight advances outstanding.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

On July 5, 2006, we completed our initial public stock offering. We sold 5,951,250 shares of common stock at $10.00 per share, or $59,512,500, which, net of expenses of the offering and the cost of the shares purchased for the ESOP, increased our total equity by $52.4 million. The capital from the offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as the net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce the Bank’s regulatory capital below regulatory required levels.

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

For the nine months ended September 30, 2006 and the year ended December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may decrease our earnings while decreases in interest rates may increase our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating mortgage real estate loans that reprice to market interest rates in three to five years; purchasing securities that typically reprice within a three year time frame to limit exposure to market fluctuations; and, where appropriate, offering higher rates on long term certificates of deposit to lengthen the repricing time frame of our liabilities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The following table presents the change in our net portfolio value at June 30, 2006, the most current date for which this analysis is presently available, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The Bank expects that its net portfolio value at September 30, 2006 is materially consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$57,981	$(868)	(1)%	18.13	(1)
200	58,301	(548)	(1)	18.14	1
100	58,595	(254)	0%	18.14	1
0	58,849	-	-	18.14	-
(100)	59,033	185	0%	18.11	(3)
(200)	58,839	(10)	0%	17.98	(15)

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

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.           OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At September 30, 2006, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.           Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s registration statement on Form S-1, as amended (the “Registration Statement”), which could materially and adversely affect our business, financial condition or future results. The Registration Statement is available through the SEC’s website at www.sec.gov. The risks described in the Registration Statement are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided for the Company’s sale of its common stock as part of the mutual holding company reorganization.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-132543) was May 12, 2006.

b.
The offering was consummated on July 5, 2006 with the sale of all of the securities registered pursuant to the Registration Statement. Sandler O’Neill & Partners, L.P. acted as marketing agent for the offering.

c.	The class of securities registered was common stock, par value $0.01 per share. 5,951,250 shares of such securities were registered and sold in the offering for an aggregate price of $59,512,500.

d.
The expenses incurred to date in connection with the stock offering were $1.9 million, including expenses paid to and for underwriters of $577,058 and other expenses of $1.3 million. The net proceeds resulting from the offering after deducting expenses was $57.6 million.

e.	The net proceeds have been invested in loans and cash and cash equivalents.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission Of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

3(ii)	Amended and Restated Bylaws of Northeast Community Bancorp, Inc.

10.1	Employment Agreement between Northeast Community Bank and Susan Barile

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: November 13, 2006	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)