Form 10-K
period 2006-12-31
NORTHEAST COMMUNITY BANCORP INC
filed 2007-03-30
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-51852

NORTHEAST COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

UNITED STATES (State or other jurisdiction of incorporation or organization)	06-1786701 (I.R.S. Employer Identification No.)

325 Hamilton Avenue, White Plains, New York (Address of principal executive offices)	10601 (Zip Code)

Registrant’s telephone number, including area code: (914) 684-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐          No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐          No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):                         Large Accelerated Filer ☐                                                      Accelerated Filer ☐                                           Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐         No     ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006 was $0.00

The number of shares outstanding of the registrant’s common stock as of March 15, 2007 was 13,225,000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Index

This report contains certain “forward-looking statements” within the meaning of the federal securities laws.  These statements are not historical facts; rather, they are statements based on Northeast Community Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Northeast Community Bancorp, Inc. operates, as well as nationwide, Northeast Community Bancorp, Inc.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. For further discussion of factors that may affect our results, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K (“Form 10-K”).  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Northeast Community Bancorp, Inc. assumes no obligation to update any forward-looking statements.

PART I

Item 1.              BUSINESS

General

Northeast Community Bancorp, Inc. (“Northeast Community Bancorp” or the “Company”) is a federally chartered stock holding company established on July 5, 2006 to be the holding company for Northeast Community Bank (the “Bank”).  Northeast Community Bancorp’s business activity is the ownership of the outstanding capital stock of the Bank.  Northeast Community Bancorp does not own or lease any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement.

Northeast Community Bancorp, MHC (the “MHC”) is the Company’s federally chartered mutual holding company parent.  As a mutual holding company, the MHC is a non-stock company that has as its members the depositors of Northeast Community Bank.  The MHC does not engage in any business activity other than owning a majority of the common stock of Northeast Community Bancorp.  So long as we remain in the mutual holding company form of organization, the MHC will own a majority of the outstanding shares of Northeast Community Bancorp.

Northeast Community Bank has been conducting business throughout the New York metropolitan area for more than 70 years.  Northeast Community Bank was originally chartered in 1934.  In 2006, Northeast Community Bank changed its name from “Fourth Federal Savings Bank” to “Northeast Community Bank.”

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area and our lending territory.  We attract deposits from the general public and use those funds to originate multi-family residential, mixed-use and non-residential real estate and consumer loans, which we hold for investment.  We have been originating multi-family and mixed-use real estate loans in the New York metropolitan area for more than 50 years and recently expanded our lending territory to include all of New York, New Jersey, Connecticut, Massachusetts, Rhode Island, southern New Hampshire, southern Maine and Pennsylvania.  We generally do not offer one- to four-family residential loans.

In February 2007, we hired an additional lending officer with significant multi-family, mixed-use and non-residential lending experience and hired a treasurer with accounting and public company reporting experience.  In March 2007, we hired a senior lending officer with significant commercial bank lending experience.  We are in the process of developing new commercial credit policies and intend to begin originating commercial loans to individuals and businesses located in our primary market areas.

Our website address is www.necommunitybank.com.  Information on our website should not be considered a part of this Form 10-K.

Index

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County and we operate five full-service branch offices in the New York City boroughs of Manhattan (New York County), Brooklyn (Kings County) and the Bronx (Bronx County), which we consider our primary market area.  On March 15, 2007 we notified the Office of Thrift Supervision of our intent to open a branch office at 325 Hamilton Avenue, White Plains, NY, our corporate headquarters location, which we expect will open in the second quarter of 2007.  We also operate a loan production office in Wellesley, Massachusetts.  We generate deposits through our five current branch offices and when opened, through our branch office at our corporate headquarters, which we are opening in conjunction with the commencement of our commercial business lending operations.  We conduct lending activities throughout the New York metropolitan area as well as in the Northeast and Midatlantic regions of the United States.  In addition to New York and Massachusetts, our lending territory includes New Jersey, Connecticut, southern New Hampshire, Rhode Island, southern Maine and Pennsylvania.

Our primary market area includes a population base with a broad cross section of wealth, employment and ethnicity.  We operate in markets that generally have experienced relatively slow demographic growth, a characteristic typical of mature urban markets located throughout the Northeast region.  Population and household growth rates for all four of the primary market area counties have been and are projected to remain below the comparable U.S. measures.  With the exception of Kings County, the counties within our primary market area matched or exceeded the comparable historical and projected growth rates for the state of New York.

New York County is a relatively affluent market, reflecting the influence of Wall Street along with the presence of a broad spectrum of Fortune 500 companies.  Comparatively, Kings County and Bronx County are home to a broad socioeconomic spectrum, with a significant portion of the respective populations employed in relatively low wage blue collar jobs.  Westchester County is also an affluent market, serving as a desired suburban location for commuting into New York City as well as reflecting growth of higher paying jobs in the county, particularly in White Plains.  Over the next five years, New York County and Westchester County are projected to sustain growth in household income that exceeds comparable New York and U.S. growth rates.  The more affluent nature of New York County and Westchester County is further implied by household income distribution measures, which show that, in comparison to Bronx County and Kings County, New York and Westchester Counties maintain a lower percentage of households with incomes of less than $25,000 and a much higher percentage of households with incomes in the upper income brackets.

Our lending territory also includes Massachusetts, New Jersey, Connecticut, Pennsylvania, southern New Hampshire, southern Maine and Rhode Island.  While each of these states has different economic characteristics, our customer base in these states tends to be similar to our customer base in New York and is comprised mostly of owners of low to moderate income apartment buildings or non-residential real estate in low to moderate income areas.  Outside the State of New York, our largest concentration of real estate loans is in Massachusetts, primarily in the suburbs of Boston, inside the I-495 loop.  This area is characterized by a large number of apartment buildings, condominiums and office buildings.  The greater Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant mutual fund investment companies.  Eastern Massachusetts also has many high technology companies employing personnel with specialized skills.  It should be noted, however, that Massachusetts has lost population two years in a row.  These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Competition

We face significant competition for the attraction of deposits.  The New York metropolitan area has a significant concentration of financial institutions, including large money center and regional banks, community banks and credit unions.  Over the past 10 years, consolidation of the banking industry in the New York metropolitan area has continued, resulting in larger and increasingly efficient competitors.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2006, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 0.7% of the deposits in each of Westchester, Kings and New York counties, New York, and approximately 0.7% of the deposits in Bronx County, New York.

Index

We also face significant competition for the origination of loans.  Our competition for loans comes primarily from financial institutions in our lending territory, and, to a lesser extent, from other financial service providers such as insurance companies, hedge funds and mortgage companies.  As our lending territory is based around densely populated areas surrounding urban centers, we face significant competition from regional banks, savings banks and commercial banks in the New York metropolitan area as well as in the other seven states in which we originate real estate loans.  The competition for loans that we encounter, as well as the types of institutions with which we compete, varies from time to time depending upon certain factors, including the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

General.  We originate loans primarily for investment purposes.  The largest segment of our loan portfolio is multi-family residential real estate loans.  We also originate mixed-use real estate loans and non-residential real estate loans.  To a limited degree, we make consumer loans.  We intend to offer commercial loans.  We currently do not originate one- to four-family residential loans and have no present intention to do so in the future.  We consider our lending territory to include New York, New Jersey, Massachusetts, Connecticut, Rhode Island, southern New Hampshire, Pennsylvania and southern Maine.

Multi-family and Mixed-use Real Estate Loans.  We offer adjustable rate mortgage loans secured by multi-family and mixed-use real estate.  These loans are comprised primarily of loans on low to moderate income apartment buildings located in our lending territory and include, to a limited degree, loans on cooperative apartment buildings (in the New York area), loans for Section 8 multi-family housing and loans for single room occupancy (“SRO”) multi-family housing properties.  In New York, most of the apartment buildings that we lend on are rent-stabilized.  Mixed-use real estate loans are secured by properties that are intended for both residential and business use.  Until 2004, our policy had been to originate multi-family and mixed-use real estate loans primarily in the New York metropolitan area.  In January 2004, we opened a loan production office in Wellesley, Massachusetts and currently originate multi-family and mixed-use real estate loans in New York, Massachusetts, Connecticut, New Jersey, Pennsylvania, Rhode Island, southern New Hampshire and southern Maine.  For the year ended December 31, 2006, originations of multi-family real estate loans in states other than New York represented 55.7% of our total multi-family mortgage loan originations and originations of mixed-use real estate loans in states other than New York represented 39.3% of our total mixed-use mortgage loan originations.  For the year ended December 31, 2005, originations of multi-family real estate loans  in states other than New York represented 67.8% of our total multi-family mortgage loan originations and originations of mixed-use real estate loans in states other than New York represented 54.3% of our total mixed-use mortgage loan originations.  Of originations in states other than New York for 2006, 13.8% of our total originations of multi-family loans and 33.5% of our mixed-use real estate loans were made in Massachusetts.  Of originations in states other than New York for 2005, 41.2% of our total originations of multi-family loans and 32.0% of our mixed-use real estate loans were made in Massachusetts.  We intend to continue to increase our originations of multi-family and mixed-use real estate loans in the eight states in which we are currently lending.

We originate a variety of adjustable-rate and balloon multi-family and mixed-use real estate loans.  The adjustable-rate loans have fixed rates for a period of up to five years and then adjust every three to five years thereafter, based on the terms of the loan.  Maturities on these loans can be up to 15 years, and typically they amortize over a 25 year period.  Interest rates on our adjustable-rate loans are adjusted to a rate that equals the applicable three-year or five-year constant maturity treasury index plus a margin.  The balloon loans have a maximum maturity of five years.  The lifetime interest rate cap is five percentage points over the initial interest rate

Index

of the loan (four percentage points for loans with three-year terms).  For a mixed-use property with commercial space accounting for over 30% of the gross operating income of the building, competition permitting, the rate offered is generally based on the rate we offer for non-residential real estate loans.  Due to the nature of our borrowers and our lending niche, the typical multi-family or mixed-use real estate loan refinances within the first five-year period and, in doing so, generates prepayment penalties ranging from five points to one point of the initial loan balance.  Under our loan-refinancing program, borrowers who are current under the terms and conditions of their contractual obligations can apply to refinance their existing loans to the rates and terms then offered on new loans after the payment of their contractual prepayment penalties.

In making multi-family and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower.  We do not typically require a personal guarantee of the borrower, but may do so depending on the location, building condition or credit profile.  We rate the property underlying the loan either Class A, B or C.  Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of 1.25% or 1.35% depending on the rating of the underlying property.  On multi-family and mixed-use real estate loans, our current policy is to finance up to 75% of the lesser of appraised value or purchase price of the property securing the loan on purchases and refinances of Class A and B properties and up to 65% of the lesser of appraised value or purchase price for properties that are rated Class C.  In some markets within our lending territory, we will finance up to 80% of the lesser of appraised value or the purchase price.  Properties securing multi-family and mixed-use real estate loans are appraised by independent appraisers, inspected by us and generally require Phase 1 environmental surveys.  We have not had a loss on a multi-family or mixed-use real estate loan during the past five years.

While we have only recently expanded our lending territory beyond the New York metropolitan area, we have been originating multi-family and mixed-use real estate loans in the New York market area for more than 50 years.  In the New York market area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with mortgage brokers, as the multi-family and mixed-use real estate loan market is primarily broker driven.  We have longstanding relationships with mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards.  We have developed similar relationships with mortgage brokers in the other states within our lending territory and will continue to do so in order to grow our loan portfolio.

The majority of the multi-family real estate loans in our portfolio are secured by ten unit to one hundred unit apartment buildings.  At December 31, 2006, the majority of our mixed-use real estate loans are secured by properties that are at least 75% apartment buildings, but contain some commercial or office space.

On December 31, 2006, the largest outstanding multi-family real estate loan had a balance of  $3.8 million.  This loan was performing according to its terms at December 31, 2006.  Subsequent to December 31, 2006 this loan was satisfied.  Currently, the largest outstanding multi-family loan is $2.3 million and it is current.  This loan is secured by two rental apartment buildings containing 16 two bedroom apartments and one commercial space in the Beacon Hill neighborhood of Boston, Massachusetts.  As of December 31, 2006, the average loan balance in our multi-family and mixed-use  portfolio was approximately $533,000.

Non-residential Real Estate Loans.  We offer adjustable-rate mortgage loans secured by non-residential real estate in the same lending territory that we offer multi-family and mixed-use real estate loans.  Our non-residential real estate loans are generally secured by office buildings and retail shopping centers that are primarily located in low to moderate income areas within our lending territory.  We intend to continue to grow this segment of our loan portfolio.

Our non-residential real estate loans are structured in a manner similar to our multi-family and mixed-use real estate loans, typically at a fixed rate of interest for three to five years and then a rate that adjusts every three to five years over the term of the loan, which is typically 15 years.  Interest rates and payments on these loans generally are based on the three-year or five-year constant maturity treasury index plus a margin.  The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with three-year

Index

terms).  Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.  Properties securing non-residential real estate loans are appraised by independent appraisers and inspected by us.

We also charge prepayment penalties, with five points of the initial loan balance generally being charged on loans that refinance in the first year of the mortgage, scaling down to one point on loans that refinance in year five.  These loans are typically repaid or the term extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule.  Our non-residential real estate loans tend to refinance within the first five-year period.

Our assessment of credit risk and our underwriting standards and procedures for non-residential real estate loans are similar to those applicable to our multi-family and mixed-use real estate loans.  In reaching a decision on whether to make a non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants.  We have generally required that the properties securing non-residential real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.30%.  Phase 1 environmental surveys and property inspections are required for all loans.

At December 31, 2006, we had $47.8 million in non-residential real estate loans outstanding, or 23.7% of total loans.  Originations in states other than New York represented 28.3% of our total originations of non-residential real estate loans for the year ended December 31, 2006 and 26.1% for the year ended December 31, 2005.  At December 31, 2006, the largest outstanding non-residential real estate loan had an outstanding balance of $3.6 million.  This loan is secured by a multi-tenant building located in Bronx, New York, and was performing according to its terms at December 31, 2006.  As of December 31, 2006, the average balance of loans in our non-residential loan portfolio was $822,000.

Equity Lines of Credit on Real Estate Loans.  Northeast Community Bank offers equity lines of credit on multi-family, mixed-use and non-residential real estate properties on which it holds the first mortgage.

For existing borrowers only, we offer an equity line of credit program secured by a second mortgage on the borrower’s multi-family, mixed-use or non-residential property.  All lines of credit are underwritten separately from the first mortgage and support debt service ratios and loan-to-value ratios that when combined with the first mortgage meet or exceed our current underwriting standards for multi-family, mixed-use and non-residential real estate loans.  Borrowers typically hold these lines in reserve and use them for ongoing property improvements or to purchase additional properties when the opportunity arises.

Our equity lines of credit are interest only for the first five years and then the remaining term of the line of credit is tied to the remaining term on the first mortgage on the multi-family, mixed-use or non-residential property.  After the first five years, a payment of both principal and interest is required.  Interest rates and payments on our equity lines of credit are indexed to the prime rate as published in The Wall Street Journal and adjusted as the prime rate changes.  Interest rate adjustments on equity lines of credit are limited to a specified maximum percentage over the initial interest rate.

Commercial Loans.  Continuing our plan to diversify our portfolio, both geographically and by product type, we plan to begin offering commercial loans during the second quarter of 2007.  To this end, we have hired a senior commercial banking and lending officer from a regional commercial bank to head this department.

Interest rates and payments on our commercial loans will typically be indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes.

Consumer Loans.  We offer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts.  At December 31, 2006, our portfolio of consumer loans was $419,000, or 0.2% of total loans.

Index

Loan Underwriting Risks

Adjustable-Rate Loans.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, the increased payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-family, Mixed-use and Non-residential Real Estate Loans.  Loans secured by multi-family, mixed-use and non-residential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family, mixed-use and non-residential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income producing properties, we require borrowers to provide annual financial statements for all multi-family, mixed-use and non-residential real estate loans.  In reaching a decision on whether to make a multi-family, mixed-use or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  In addition, with respect to non-residential real estate properties, we also consider the term of the lease and the quality of the tenants.  An appraisal of the real estate used as collateral for the real estate loan is also obtained as part of the underwriting process.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.25%.  In underwriting these loans, we take into account projected increases in interest rates in determining whether a loan meets our debt service coverage ratios at the higher interest rate under the adjustable rate mortgage.  Environmental surveys and property inspections are utilized for all loans.

Commercial Loans. Unlike residential mortgage loans, which are generally made on the basis of a borrower’s ability to make repayment from his or her employment or other income and are secured by real property whose value tends to be more ascertainable, commercial loans are of higher risk and tend to be made on the basis of a borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the suceess of the business itself.  Further, any collateral securing such loans may depreciate over time, may be diffult to appriase and may flucture in value.

Consumer Loans.  Because the only consumer loans we offer are secured by passbook savings accounts,  certificates of deposit accounts or statement savings accounts, we do not believe these loans represent a risk of loss to the Bank.

Loan Originations and Participations.  Our loan originations come from a number of sources.  The primary source of loan originations are referrals from brokers, existing customers, advertising and personal contacts by our loan officers.  Over the years, we have developed working relationships with many mortgage brokers in our lending territory.  Under the terms of the agreements with such brokers, the brokers refer potential loans to us.  The loans are underwritten and approved by us utilizing our underwriting policies and standards.  The mortgage brokers typically receive a fee from the borrower upon the funding of the loans by us.  In some instances, we will originate a real estate loan based on premium pricing.  Historically, mortgage brokers have been the source of the majority of the multi-family, mixed-use and non-residential real estate loans originated by us.  We generally retain for our portfolio all of the loans that we originate.

In 2006, we purchased a participation interest in a non-residential loan on a multi-tenant office building in Manhattan from another financial institution.   The outstanding balance of the participation interest purchased totaled $2.5 million at December 31, 2006.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings, all of which are reviewed and approved in advance of any participation transaction.  We  review all of

Index

the documentation relating to any loan in which we participate, including annual financial statements provided by a borrower.  Additionally, we receive monthly statements on the loan from the lead lender.

We intend to continue to consider, on a case-by-case basis, additional participation purchases that conform to our underwriting standards.

We have not historically purchased any whole loans.  However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate strategy.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  The board has granted the Loan Origination Group (which is comprised of all our loan officers and our staff attorney) with loan approval authority for mortgage loans on income producing property in amounts of up to $1.0 million.

Loans in amounts between $1.0 million and $2.0 million, in addition to being approved by the Loan Origination Group, must be approved by the president, the chief financial officer and at least one non-employee director.

Loans in amounts greater than $2.0 million, in addition to being approved by the Loan Origination Group, must be approved by the president, the chief financial officer and a majority of the non-employee directors.  At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves.  At December 31, 2006, our general regulatory limit on loans to one borrower was approximately $10.3 million.  On December 31, 2006, our largest lending relationship was a $3.8 million multi-tenant building located in Bronx, New York , which was comprised of one loan that was performing according to its terms at December 31, 2006.

Loan Commitments.  We issue commitments for adjustable-rate loans conditioned upon the occurrence of certain events.  Commitments to originate adjustable-rate loans are legally binding agreements to lend to our customers.  Generally, our adjustable-rate loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in mutual funds.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2006.

At December 31, 2006, our securities and short-term investments totaled $62.3 million and consisted primarily of $33.8 million in interest-earning deposits with the Federal Home Loan Bank of New York, $19.9 million in U.S. Treasury securities, $4.8 million in mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $3.0 million in Government sponsored and agency securities, and $399,000 in Federal Home Loan Bank of New York stock.  At December 31, 2006, we had no investments in callable securities.

Our securities and short-term investments are primarily viewed as a source of liquidity.  Our investment management policy is designed to provide adequate liquidity to meet any reasonable decline in deposits and any anticipated increase in the loan portfolio through conversion of secondary reserves to cash and to provide safety of principal and interest through investment in securities under limitations and restrictions prescribed in banking regulations.  Consistent with liquidity and safety requirements, our policy is designed to generate a significant amount of stable income and to provide collateral for advances and repurchase agreements.  The policy is also designed to serve as a counter-cyclical balance to earnings in that the investment portfolio will absorb funds when loan demand is low and will infuse funds when loan demand is high.

Index

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of our depositors are residents of the State of New York.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits principally consist of  interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts, noninterest-bearing demand accounts (such as checking accounts) and certificates of deposit.  At December 31, 2006, we did not utilize brokered deposits.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns.  We generally review our deposit mix and pricing weekly.  Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

Our deposits are typically obtained from customers residing in or working in the communities in which our branch offices are located, and we rely on our long-standing relationships with our customers to retain these deposits.  We use traditional means of advertising our deposit products, and we do not generally solicit deposits from outside the New York metropolitan area.  In the future, as we open new branches in other states we expect our deposits will also be obtained from those states.  We may also, in the future, utilize our website to attract deposits.  While we will accept certificates of deposit in excess of $100,000, we do not actively solicit such accounts nor do we offer special rates on jumbo certificates of deposit.

Borrowings.  We may utilize advances from the Federal Home Loan Bank of New York to supplement our supply of investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of December 31, 2006, we had 71 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At December 31, 2006, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Subsidiaries

Northeast Community Bancorp’s only subsidiary is Northeast Community Bank.

Index

REGULATION AND SUPERVISION

General

Northeast Community Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer.  Northeast Community Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  Northeast Community Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Northeast Community Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Northeast Community Bancorp, Northeast Community Bancorp, MHC and Northeast Community Bank and their operations.  Northeast Community Bancorp and Northeast Community Bancorp, MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.  Northeast Community Bancorp also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to Northeast Community Bank, Northeast Community Bancorp and Northeast Community Bancorp, MHC are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Northeast Community Bank, Northeast Community Bancorp and Northeast Community Bancorp, MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Institutions

Business Activities.  Federal law and regulations govern the activities of federal savings banks, such as Northeast Community Bank.  These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements.  The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained

Index

earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2006, Northeast Community Bank met each of these capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks.  Subject to certain exceptions, savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness.  The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions.  Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Northeast Community Bank, it is a subsidiary of a holding company.  If Northeast Community

Index

Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.  Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2006, Northeast Community Bank maintained 75.9% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties.  Federal law permits Northeast Community Bank to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (i.e., generally, any company that controls or is under common control with an institution), including Northeast Community Bancorp and Northeast Community Bancorp, MHC and their non-savings institution subsidiaries.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by Northeast Community Bancorp to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Northeast Community Bank to its executive officers and directors in compliance with federal banking regulations.  Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.   Northeast Community Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public.  Notwithstanding this rule, federal regulations permit Northeast Community Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Northeast Community Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit

Index

Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by Northeast Community Bank for the year ended December 31, 2006 totaled $97,000.

Insurance of Deposit Accounts.  Deposits of Northeast Community Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund.  Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%.  The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.  The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007.  The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits.  A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Northeast Community Bank.  We cannot predict what insurance assessment rates will be in the future.  Assessment credits have been provided to institutions that were paying insurance premiums prior to December 31, 1996.  The assessment credit provided to Northeast Community Bank amounts to $307,703.  As a result, Northeast Community Bank will have credits that offset all of its premiums in 2007, 90% of the insurance premium for 2008, 90% in 2009, 90% in 2010 and 100% in 2011 and beyond until the $307,703 assessment credit is offset.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision.  We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Federal Home Loan Bank System. Northeast Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Northeast Community Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Northeast Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $399,000.  Federal Home Loan Bank advances must be secured by specified types of collateral.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million.  The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Northeast Community Bank complies with the foregoing requirements.

Index

Holding Company Regulation

General.  Northeast Community Bancorp and Northeast Community Bancorp, MHC are savings and loan holding companies within the meaning of federal law.  As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities.  In addition, the Office of Thrift Supervision has enforcement authority over Northeast Community Bancorp and Northeast Community Bancorp, MHC and their non-savings institution subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Northeast Community Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Northeast Community Bancorp, MHC, may generally engage in the following activities:  (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies.  In addition, mutual holding companies may engage in activities permitted for financial holding companies.  Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Office of Thrift Supervision.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except:  (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings association subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings association’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies.  Northeast Community Bancorp is the stock holding company subsidiary of Northeast Community Bancorp, MHC.  Northeast Community Bancorp is permitted to engage in activities that are permitted for Northeast Community Bancorp, MHC subject to the same restrictions and conditions.

Waivers of Dividends by Northeast Community Bancorp, MHC.  Office of Thrift Supervision regulations require Northeast Community Bancorp, MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Northeast Community Bancorp.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s

Index

board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

Conversion of Northeast Community Bancorp, MHC to Stock Form.  Office of Thrift Supervision regulations permit Northeast Community Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Northeast Community Bancorp, Northeast Community Bancorp, MHC’s corporate existence would end, and certain depositors of Northeast Community Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Northeast Community Bancorp, MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Northeast Community Bancorp, MHC own the same percentage of common stock in the new holding company as they owned in Northeast Community Bancorp immediately before conversion.  The total number of shares held by stockholders other than Northeast Community Bancorp, MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws

Northeast Community Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  Northeast Community Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of Northeast Community Bancorp, MHC, Northeast Community Bancorp and Northeast Community Bank, who serve at the Board’s discretion.  Our executive officers are:

Name	Position
Kenneth A. Martinek	President and Chief Executive Officer of the MHC, the Company and the Bank
Salvatore Randazzo	Executive Vice President and Chief Financial Officer of the MHC, the Company and the Bank
Susan Barile	Senior Vice President and Chief Mortgage Officer of the Bank
Michael N. Gallina	Senior Vice President and Chief Commerical Banking Officer of the Bank

Index

Below is information regarding our executive officers who are not also directors.  Ages presented are as of December 31, 2006.

Susan Barile has served as Senior Vice President and Chief Mortgage Officer of the Bank since October 2006.  Prior to serving in this position, Ms. Barile spent 11 years as a multi-family, mixed-use and non-residential loan officer at the Bank.  Age 41.

Michael N. Gallina was appointed Senior Vice President and Chief Commercial Banking Officer of the Bank in March 2007.  Most recently, Mr. Gallina served as Senior Vice President, Relationship Manager at North Fork Bank since 2001.  Prior to serving with North Fork Bank, Mr. Gallina was Senior Vice President at Sterling National Bank.  Mr. Gallina has over 16 years of experience as a banker.  Age 38.

ITEM 1A.            RISK FACTORS

Rising interest rates may hurt our earnings and asset value.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits).

Since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.0% to 5.25%.  While these short-term market interest rates (which we use as a guide to price our deposits) have increased, intermediate-term market interest rates (i.e., five-year) (which we use as a guide to price our loans) have not increased in a corresponding manner.  This “flattening” of the market yield curve (meaning that the levels of short-term interest rates and intermediate-term interest rates approximate each other) has had a negative impact on our interest rate spread and net interest margin.  For the year ended December 31, 2006, our net interest margin decreased by 31 basis points to 4.24% from 4.55% at December 31, 2005.

By the end of 2005, the yield curve had inverted, meaning that the level of short-term interest rates exceeded the level of intermediate-term interest rates.  Should the inverted yield curve continue or become more pronounced, our net interest income could experience further contraction, which could have a material adverse effect on our net income and cash flows and the value of our assets.

Changes in interest rates also affect the value of our interest-earning assets.  Generally, the value of fixed-rate assets fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax.  Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.  For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Management—Interest Rate Risk Management.”

Our emphasis on multi-family residential, mixed-use and non-residential real estate lending and our plans to expand into commercial lending could expose us to increased lending risks.

Our primary business strategy centers on continuing our emphasis on multi-family, mixed-use and non-residential real estate loans.  We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending.  At December 31, 2006, $200.8 million, or 99.6%, of our loan portfolio consisted of multi-family residential, mixed-use and non-residential real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

Loans secured by multi-family, mixed-use and non-residential real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a

Index

one- to four-family residential mortgage loan.  We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

As with loans secured by multi-family, mixed-use and non-residential real estate, commercial loans tend to be of higher risk than one- to-four family residential mortgage loans.  We will seek to minimize the risks involved in commercial lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees, whenever possible.  However, the capacity of a borrower to repay a commercial loan is substantially dependent on the degree to which his or her business is successful.  In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results.

Our recent expansion of our lending territory could expose us to increased lending risks.

We recently expanded our lending territory beyond the New York metropolitan area to include all of New York, Massachusetts, Connecticut, Rhode Island, southern Maine, Pennsylvania, New Jersey and southern New Hampshire.  In January 2004, we opened a loan production office in Wellesley, Massachusetts.  In 2006, approximately 44.0% of our total loan originations were outside the state of New York, with approximately 12.4% of our 2006 originations made in Massachusetts.  In 2005, approximately 48.8% of our total loan originations were outside the state of New York, with approximately 26.2% of our total originations in Massachusetts.  While we have over fifty years of experience in multi-family and mixed-use real estate lending in the New York metropolitan area and have significant expertise in non-residential real estate lending, our experience in our expanded lending territory is more limited.  We have experienced loan officers throughout our lending area and we apply the same underwriting standards to all of our loans, regardless of their location.  As a result, we have had no losses on our multi-family, mixed-use and non-residential loans over the past five years.   However, there is no assurance that our loss experience in the New York metropolitan area will be the same in our expanded lending territory.  Because we only recently increased the number of out-of-state real estate loans in our portfolio, the lack of delinquencies and defaults in our loan portfolio over the past five years might not be representative of the level of delinquencies and defaults that could occur as we continue to expand our real estate loan originations outside of the New York metropolitan area.

We may not be able to successfully implement our plans for growth.

We currently operate out of five full-service branch offices in the New York metropolitan area.  Recently, our management began to implement a growth strategy that expands our presence in other select markets in the Northeast and Midatlantic regions.  In January 2004, we opened a loan production office in Wellesley, Massachusetts and we are exploring the possibility of opening a retail branch office in that market area.  We also intend to open two additional retail branch offices, one in Pennsylvania, and one in a location yet to be determined.  At this time, we are not able to estimate the costs associated with or the timing of the opening of new branch offices.  We are in the process of determining locations for the possible branches and anticipate that we will incur approximately $50,000 in expenses relating to our search for possible locations.  In addition, we intend to open two additional loan production offices in the next two years, one in Pennsylvania and one in a location yet to be determined.  We anticipate that the estimated setup and operating expenses of the loan production office in Pennsylvania will be approximately $265,000 in the first twelve months of operations.  The estimate includes the expense of office space, equipment, communications, marketing and personnel for the loan production office.  We intend to continue to pursue opportunities to expand our branch network and our lending operations.  In connection with the expansion of our branch network and lending operations, we would need to hire new lending, real estate investment and other employees to support our expanded infrastructure.  There is no assurance that we will be successful in implementing our expansion plans or that we will be able to hire the employees necessary to implement our plans.

Index

If we do not achieve profitability on new branches and loan production offices, the new branches and loan production offices may hurt our earnings.

As we expand our branch and lending network, there is no assurance that our expansion strategy will be accretive to our earnings.  Numerous factors will affect our expansion strategy, such as our ability to select suitable locations for branches and loan production offices, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits.  We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our branch and lending network.  Building and staffing new branch offices and loan production offices will increase our operating expenses.  We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch and lending network will be profitable.

We are expanding our branch and lending network into geographic markets in which we have limited experience.

Prior to January 2004, our business was primarily focused in the New York metropolitan area.  A key component of our strategy to grow and enhance profitability is to expand into additional markets in Northeast and Midatlantic regions that are also in densely populated areas surrounding urban centers.  As a result, in January 2004 we opened a loan production office in Wellesley, Massachusetts.  We intend to pursue further expansion in this market, as well as in Pennsylvania and other market areas in future years.  In Massachusetts, we have hired employees with significant lending experience in the local market.  Our ability to operate successfully in new markets will be dependent, in part, on our ability to identify and retain personnel familiar with the new markets.  We can provide no assurance that we will be successful in attracting deposits or originating loans in these new geographic markets.

Strong competition within our primary market area and our lending territory could hurt our profits and slow growth.

We face intense competition both in making loans in our lending territory and attracting deposits in our primary market area.  This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  As of June 30, 2006, the most recent date for which information is available from the Federal Deposit Insurance Corporation, we held less than 0.7% of the deposits in each of Westchester, Kings and New York counties, New York, and approximately 0.7% of the deposits in Bronx County, New York.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which could hurt our income and growth.

Our loan portfolio includes primarily real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values or increases in interest rates.  These factors could depress our earnings and consequently our financial condition because customers may not want or need our products and services; borrowers may not be able to repay their loans;  the value of the collateral securing our loans to borrowers may decline; and the quality of our loan portfolio may decline.

Any of the latter three scenarios could cause an increase in delinquencies and non-performing assets or require us to “charge-off” a percentage of our loans and/or increase our provisions for loan losses, which would reduce our earnings.

Index

The loss of our President and Chief Executive Officer could hurt our operations.

We rely heavily on our President and Chief Executive Officer, Kenneth A. Martinek.  The loss of Mr. Martinek could have an adverse effect on us because, as a small community bank, Mr. Martinek has more responsibility than would be typical at a larger financial institution with more employees.  In addition, as a small community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of Mr. Martinek.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits.  Northeast Community Bancorp, MHC, Northeast Community Bancorp and Northeast Community Bank are all subject to regulation and supervision by the Office of Thrift Supervision.  Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Northeast Community Bank rather than for holders of Northeast Community Bancorp common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Northeast Community Bancorp, MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may like.

Northeast Community Bancorp, MHC, owns a majority of Northeast Community Bancorp’s common stock and, through its board of directors, will be able to exercise voting control over most matters put to a vote of stockholders.  The same directors and officers who manage Northeast Community Bancorp and Northeast Community Bank also manage Northeast Community Bancorp, MHC.  As a federally chartered mutual holding company, the board of directors of Northeast Community Bancorp, MHC must ensure that the interests of depositors of Northeast Community Bank are represented and considered in matters put to a vote of stockholders of Northeast Community Bancorp.  Therefore, the votes cast by Northeast Community Bancorp, MHC may not be in your personal best interests as a stockholder.  For example, Northeast Community Bancorp, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Northeast Community Bancorp.  In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Northeast Community Bancorp, MHC.  Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

The Office of Thrift Supervision policy on remutualization transactions could prohibit acquisition of Northeast Community Bancorp, which may adversely affect our stock price.

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction.  However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity.  Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case.  Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected.  In addition, Office of Thrift Supervision regulations prohibit, for three years following completion of our initial public offering in July 2006, the acquisition of more than 10% of any class of equity security issued by us without the prior approval of the Office of Thrift Supervision.

Index

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2006.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Net Book Value
			(Dollars in thousands)

Corporate Headquarters:

325 Hamilton Avenue White Plains, New York 10601	1994		N/A	Owned	$1,142

Branch Offices:

1470 First Avenue New York, NY 10021(1)	2006		04/30/2011	Leased	273

1355 First Avenue New York, NY 10021(2)	1946		N/A	Owned	6,182

590 East 187th Street Bronx, New York 10458	1972		N/A	Owned	570

2047 86th Street Brooklyn, New York 11214	1988		N/A	Owned	998

242 West 23rd Street New York, NY 10011	1996		N/A	Owned/Leased(3)	1,067

1751 Second Avenue New York, NY 10128	1978		09/30/2015	Leased	40

Other Properties:

300 Hamilton Avenue White Plains, New York 10601	2000		05/31/2010	Leased	68

40 Grove Street Wellesley, Massachusetts 02482	2004		02/28/2009	Leased	2

_______________________________
(1)
The Bank has temporarily relocated its branch office at 1355 First Avenue to this property in anticipation of the sale and renovation of the building located at 1355 First Avenue.  See footnote 2 below.

(2)
The Bank has entered into an agreement for the sale of this building and has closed the branch at this location and temporarily relocated it to 1470 First Avenue, New York, New York.  Under the terms of the agreement, the Bank will enter into a 99 year lease for office space on the first floor of the building so that the Bank may continue to operate a branch office at this location after the building has been sold and renovated.  The due diligence period for the sale of the building expired on March 30, 2007, and the Bank expects that the sale of the building at 1355 First Avenue will be completed in the second quarter of 2007.

(3)	This property is owned by us, but is subject to a 99 year ground lease, the term of which expires in 2084.

Index

ITEM 3.                  LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At December 31, 2006, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Stock Market LLC (“NASDAQ”) under the trading symbol “NECB.”  The Company completed its initial public offering on July 5, 2006 and commenced trading on July 6, 2006.  The following table sets forth the high and low sales prices of the common stock for the year ended December 31, 2006, as reported by NASDAQ.  The Company has not paid any dividends to its shareholders to date.  See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Institutions—Limitation on Capital Distributions” and Note 2 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

	Dividends	High	Low

2006:

First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter	N/A	$11.45	$10.75
Fourth Quarter	N/A	12.35	11.25

As of March 12, 2007, there were approximately 427 holders of record of the Company’s common stock.

The Company did not repurchase any of its common stock during the fourth quarter of 2006 and at December 31, 2006, we had no publicly announced repurchase plans or programs.

Index

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Nasdaq Composite the SNL Thrift Index and the SNL MHCs Thrift Index. The graph assumes $100 was invested at the close of business on July 6, 2006, the initial day of trading of the Company’s common stock.

	Period Ending
Index	7/6/06	8/31/06	9/30/06	10/31/06	11/30/06	12/31/06

Northeast Community Bancorp, Inc.	100.00	102.55	103.18	103.18	102.27	111.73
NASDAQ Composite	100.00	101.54	104.97	109.89	113.18	113.88
SNL Thrift Index	100.00	98.49	101.07	102.95	105.51	107.94
SNL MHCs Thrift Index	100.00	105.31	110.15	114.75	120.58	121.76

Index

ITEM 6.                   SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$288,417	$238,821	$237,300	$231,788	$234,331
Cash and cash equilavents	36,749	27,389	48,555	57,824	46,017
Securities held to maturity	27,455	12,228	11,395	9,452	8,555
Securities available for sale	355	362	473	649	975
Loans receivable, net	201,306	190,896	167,690	154,546	168,069
Bank owned life insurance	8,154	–	–	–	–
Deposits	188,592	193,314	193,617	190,037	193,401
Advances from Federal Home Loan Bank	–	–	–	–	900
Total stockholders’ equity	96,751	43,120	41,146	39,589	37,192

Operating Data:
Interest income	$15,348	$13,652	$12,885	$14,513	$16,540
Interest expense	4,493	3,110	2,494	2,620	4,236
Net interest income	10,855	10,542	10,391	11,893	12,304
Provision for loan losses	–	–	–	–	294
Net interest income after provision for loan losses	10,855	10,542	10,391	11,893	12,010
Other income	619	534	423	491	1,463
Other expenses	8,870	7,515	8,078	7,400	7,449
Income before income taxes	2,604	3,561	2,736	4,984	6,024
Provision for income taxes	1,046	1,571	1,173	2,592	2,723
Net income	$1,558	$1,990	$1,563	$2,392	$3,301
Net income per share – basic and diluted (1)	$0.06	N/A	N/A	N/A	N/A

_______________________________________
(1)           The Company completed its initial public stock offering on July 5, 2006.

Index

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
Performance Ratios:
Return on average assets	0.57%	0.83%	0.66%	1.02%	1.32%
Return on average equity	2.24	4.69	3.80	6.13	9.18
Interest rate spread (1)	3.65	4.27	4.36	5.07	4.81
Net interest margin (2)	4.24	4.55	4.58	5.30	5.10
Noninterest expense to average assets	3.26	3.13	3.42	3.16	2.97
Efficiency ratio (3)	77.31	67.85	74.70	59.75	54.11
Average interest-earning assets to average interest-bearing liabilities	133.99	120.33	119.73	118.82	116.66
Average equity to average assets	25.57	17.65	17.45	16.66	14.35

Capital Ratios - Bank:
Tangible capital	25.46	17.92	17.05	16.92	15.72
Core capital	25.46	17.92	17.05	16.92	15.72
Total risk-based capital	44.58	33.08	35.71	36.33	33.60

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.60	0.63	0.71	0.77	0.72
Allowance for loan losses as a percent of nonperforming loans	N/M	N/M	N/M	N/M	4,353.57
Net charge-offs (recoveries) to average outstanding loans during the period	0.00	0.00	0.00	0.01	0.00
Non-performing loans as a percent of total loans	0.00	0.00	0.00	0.00	0.02

Other Data:
Number of:
Real estate loans outstanding	400	399	364	381	444
Deposit accounts	15,898	17,243	18,251	19,528	20,755
Offices (4)	8	8	7	7	6
____________________________________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Includes our corporate headquarters, five full service branches, one loan production office and an office that houses our processing center.
N/M – not meaningful as non-performing loans as of these dates.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Income.  Our primary source of pre-tax income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Other significant sources of pre-tax income are prepayment penalties on multi-family, mixed-use and non-residential real estate loans and service charges – mostly from service charges on deposit accounts – and fees for various services.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salary and employee benefits expenses, occupancy and equipment expenses, advertising expenses, federal insurance premiums and other miscellaneous expenses.

Salary and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, ATM and data processing expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities.  Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years.  Leasehold improvements are amortized over the shorter of the useful life of the asset or term of the lease.

Advertising expenses include expenses for print, promotions, third-party marketing services and premium items.

Federal insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include expenses for professional services, office supplies, postage, telephone, insurance, charitable contributions, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the following to be our critical accounting policies:  allowance for loan losses and deferred income taxes.

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of Thrift Supervision, as an integral part of its

Index

examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision could require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional discussion, see note 1 of the notes to the consolidated financial statements included elsewhere in this filing.

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets.  These judgments require us to make projections of future taxable income.  The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Expected Sale of Our New York City Branch Office

On December 13, 2006, the Bank entered into an agreement to sell the Bank’s branch office building located at 1353-1355 First Avenue, New York, New York.  The purchase price for the building is $28 million.  Under the terms of the agreement, the Bank will receive $10 million in cash at closing and the remaining $18 million will be paid in two equal installments of $9 million on each of the first and second anniversary of the date of the closing pursuant to a promissory note secured by a purchase money real estate mortgage, assignment and security agreement.  The agreement to sell the building is subject to numerous customary undertakings, covenants, obligations and conditions.  Concurrently with the execution of the agreement, the purchaser deposited $200,000 with an escrow agent.  On March 30, 2007, the purchaser’s due diligence period expired, at which time the purchaser delivered an additional $800,000 with the escrow agent.  The sale of the building is expected to be completed in the second quarter of 2007.

In connection with the sale of the branch office building, the Bank will enter into a 99 year lease to enable the Bank to retain a branch office at 1355 First Avenue.  In anticipation of the sale, and the renovation of the building by its new owner, the Bank has closed its branch office at this location and temporarily relocated its branch office to 1470 First Avenue, New York, New York.

Balance Sheet Analysis

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate real estate loans secured by multi-family residential real estate, mixed-use real estate and non-residential real estate.  To a much lesser extent, we originate consumer loans.  At December 31, 2006 real estate loans totaled $201.2 million, or 99.8% of total loans, compared to $191.1 million, or 99.8% of total loans, at December 31, 2005.  The increase in outstanding real estate loan balances of $10.1 million was due primarily to lower prepayments in 2006 versus 2005 and new loan originations.

The largest segment of our real estate loans is multi-family residential loans.  As of December 31, 2006 our real estate loan portfolio consisted of $110.4 million, or 54.8%, in multi-family residential real estate loans, $42.6 million, or 21.1%, in mixed-use real estate loans, $47.8 million, or 23.7%, in non-residential real estate loans and $405,000, or 0.2%, in one- to four-family residential real estate loans.  At December 31, 2005 our real estate loan portfolio consisted of $100.4 million, or 52.4%, in multi-family real estate loans, $43.9 million, or 22.9%, in mixed-use real estate loans, $46.2 million , or 24.1%, in non-residential real estate loans and $587,000, or 0.3%, in one-to four-family residential loans.

Index

During 2006 the multi-family residential portion of our portfolio increased by $10.0 million, the mixed-use portion decreased by $1.3 million, the non-residential portion increased by $1.6 million and the one-to-four family portion decreased by $182,000

We also originate several types of consumer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts.   Consumer loans totaled $419,000 and represented 0.2% of total loans at December 31, 2006, compared to $351,000, or 0.2%, of total loans at December 31, 2005.

Index

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One- to four-family	$405	0.20%	$587	0.31%	$837	0.49%	$985	0.63%	$1,569	0.93%
Multi-family (1)	110,389	54.76	100,360	52.43	99,400	58.93	86,000	55.29	95,449	56.30
Mixed-use (1)	42,576	21.12	43,919	22.94	38,287	22.70	40,457	26.01	50,814	29.98
Total residential real estate loans	153,370	76.08	144,866	75.68	138,524	82.12	127,442	81.93	147,832	87.21

Non-residential real estate (1)	47,802	23.71	46,219	24.14	29,785	17.66	27,795	17.87	21,414	12.63
Total real estate	201,172	99.79	191,085	99.82	168,309	99.78	155,237	99.80	169,246	99.84

Consumer:
Overdraft lines of credit	71	.04	83	0.04	96	0.06	113	0.07	142	0.08
Passbook loans	348	.17	268	0.14	270	0.16	207	0.13	136	0.08
Total consumer loans	419	.21	351	0.18	366	0.22	320	0.20	278	0.16
Total loans	201,591	100.00%	191,436	100.00%	168,675	100.00%	155,557	100.00%	169,524	100.00%

Net deferred loan costs (fees)	915		660		215		189		(236)
Allowance for losses	(1,200)		(1,200)		(1,200)		(1,200)		(1,219)
Loans, net	$201,306		$190,896		$167,690		$154,546		$168,069

______________________________________
(1)	Includes equity lines of credit that we originate on properties on which we hold the first mortgage.
The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loan principal repayments coming due during the periods indicated.  The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

Index

The following table sets forth the dollar amount of all loans at December 31, 2006 that are due after December 31, 2007 and have either fixed or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Residential real estate:
One- to four-family	$73	$327	$400
Multi-family	-	106,343	106,343
Mixed-use	320	41,437	41,757
Non-residential real estate	450	46,608	47,058
Consumer and other loans	–	71	71
Total	$843	$194,786	$195,629

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2006	2005	2004	2003	2002
	(In thousands)
Total loans at beginning of period	$191,436	$168,675	$155,557	$169,524	$181,967
Loans originated:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	19,409	24,551	34,939	23,114	21,828
Mixed-use	7,304	9,794	11,801	5,945	8,679
Non-residential real estate	9,010	23,831	6,957	12,006	4,073
Consumer and other loans	80	–	63	71	–
Total loans originated	35,803	58,176	53,760	41,136	34,580
Deduct:
Loan principal repayments	25,648	35,415	40,642	52,006	47,023
Loan sales	–	–	–	3,097	–
Total deductions	25,648	35,415	40,642	55,103	47,023
Total loans at end of period	$201,591	$191,436	$168,675	$155,557	$169,524

Securities. Our securities portfolio consists primarily of U.S. Treasury securities, U.S. Government agency securities, and mortgage-backed securities.  Securities increased $15.2 million, or 124.5%, in the year ended December 31, 2006 and $722,000, or 6.1%, in the year ended December 31, 2005 due to purchases of additional securities for the portfolio.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Fannie Mae common stock	$4	$72	$4	$58	$4	$86
Mortgage-backed securities	281	283	302	304	381	387
Total	$285	$355	$306	$362	$385	$473

Securities held to maturity:
U.S. Government and agency securities	$22,904	$22,904	$4,999	$4,950	$2,000	$1,993
Mortgage-backed securities	4,551	4,564	7,229	7,232	9,395	9,463
Total	$27,455	$27,468	$12,228	$12,182	$11,395	$11,456

Index

At December 31, 2006, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

Index

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2006.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  At December 31, 2006, mortgage-backed securities with adjustable rates totaled $4.5 million.  Weighted average yields are on a tax-equivalent basis.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Fannie Mae common stock	$72	0.00%	$–	-	$–	-	$-	-	$72	-
Mortgage-backed securities	–	-	4	6.50%	–	-	279	5.59%	283	5.61%
Total securities available for sale	$72	0.00	$4	6.50%	–	-	$279	5.59%	$355	4.47%

Securities held to maturity:
U.S. Government and agency securities	$21,904	4.92%	$1,000	4.00%	$–		$-	-	$22,904	4.88%
Mortgage-backed securities	–	-	258	6.53%	95	6.51%	4,198	5.33%	4,551	5.43%
Total securities held to maturity	$21,904	4.92%	$1,258	4.52%	$95	6.51%	$4,198	5.33%	$27,455	4.97%

Index

Deposits.  Our primary source of funds is retail deposit accounts which are comprised of savings accounts, demand deposits and certificates of deposit held primarily by individuals and businesses within our primary market area.

Deposits decreased $4.7 million, or 2.4%, in the year ended December 31, 2006.  The decrease in deposits is primarily attributable to withdrawals made by depositors for the purchase of stock during the initial public offering and to a lesser degree, due to the continuing intense rate competition in all markets in which we operate and our strategy of offering rates on our deposit accounts that are in the middle of the market.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Now and money market deposit accounts	$21,137	11.2%	$22,731	11.8%	$24,099	12.4%
Savings accounts	60,755	32.2	73,133	37.8	77,466	40.0
Noninterest bearing demand deposits	1,439	0.8	1,499	0.8	2,055	1.1
Certificates of deposit	105,261	55.8	95,951	49.6	89,997	46.5

Total	$188,592	100.0%	$193,314	100.0%	$193,617	100.0%

The following table indicates the amount of certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of December 31, 2006.  We do not solicit jumbo certificates of deposit nor do we offer special rates for jumbo certificates.  The minimum deposit to open a certificate of deposit ranges from $500 to $2,500.
Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$3,945
Over three through six months	6,153
Over six through twelve months	6,217
Over twelve months	9,453
Total	$25,768

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)
0.00-1.00%	$32	$567	$4,233
1.01-2.00%	329	10,350	38,457
2.01-3.00%	9,407	33,683	18,637
3.01-4.00%	26,025	28,680	13,739
4.01-5.00%	47,212	22,284	11,654
5.01-6.00%	22,249	338	2,083
Over 6.00%	7	49	1,194
Total	$105,261	$95,951	$89,997

Index

The following table sets forth the amount and maturities of time deposits at December 31, 2006.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years to Five Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
0.00–1.00%	$32	$-	$-	$-	$–	$32	0.03%
1.01–2.00%	329	–	–	-	–	329	0.31
2.01–3.00%	8,242	1,117	48	-	–	9,407	8.94
3.01–4.00%	15,800	7,183	3,008	34	–	26,025	24.72
4.01–5.00%	28,480	1,667	6,574	9,191	1,300	47,212	44.85
5.01–6.00%	15,143	3,570	–	114	3,422	22,249	21.14
Over 6.00%	7	–	–	–	–	7	0.01
Total	$68,033	$13,537	$9,630	$9,339	$4,722	$105,261	100.0%

Borrowings.  We may utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.  However, we had no borrowings as of or during the years ended December 31, 2006, 2005 and 2004.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

Overview.

	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands)

Net income	$1,558	$1,990	$1,563	(21.7)%	27.3%
Return on average assets	0.57%	0.83%	0.66%	(31.3)	25.8
Return on average equity	2.24	4.69	3.80	(52.2)	23.4
Average equity to average assets	25.57	17.65	17.45	44.9	1.1

2006 vs. 2005.  Net income decreased by $432,000 or 21.7% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  Net interest income increased by $313,000, or 3.0%, for 2006 as increases in interest income on loans, securities and interest earning deposits were sufficient to offset increases in interest expense on deposits.  Noninterest income increased by $85,000, or 15.9%, due to an increase of $147,000 in other non-interest income partially offset by a $76,000 decrease in service charges.  Included in other non-interest income was $154,000 in income on the bank-owned life insurance that we purchased in 2006.  Noninterest expense increased by $1.4 million, or 18.0%, due to expenses associated with the Company’s name change prior to the initial public offering, expenses related to the relocation and pending sale of our 1355 First Avenue office, the implementation of the Company’s ESOP and other retirement plans, and the additional expenses of being a public company.

2005 vs. 2004.  Net income increased $427,000, or 27.3%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  Net interest income increased $151,000, or 1.5%, for 2005 as interest income on loans increased due to increased loan originations partly offset by a decreased yield resulting from refinancing activity that resulted in the origination of lower yielding real estate loans.  Noninterest income increased $111,000, or 26.2%, due primarily to a decrease in net loss from dispositions of premises and equipment.  Noninterest expense decreased by $563,000, or 7.0%, due to ongoing cost containment efforts.

Index

Net Interest Income.

2006 vs. 2005.  Net interest income increased by $313,000, or 3.0%, to 10.9 million for 2006 due to a $784,000 increase in interest earned on the loan portfolio, an increase of $568,000 in interest earned on securities, and an increase of $344,000 in interest earned on other interest-earning assets.  These increases offset an increase of $1.4 million in interest paid on deposits.

Total interest income increased by $1.7 million, or 12.4%, to $15.3 million for 2006.  Interest income on loans increased by $784,000, or 6.5%, as the average balance of the loan portfolio grew by  $21.6 million, or 12.0%, while the average yield on the loan portfolio decreased by 33 basis points to 6.36%.  The decline in the average yield was the result of the prevailing low interest rate environment for loans in 2006.  This has resulted in the origination of loans at lower rates and the refinancing of higher rate loans to lower interest rates.

Interest income on securities increased by $568,000, or 114.5%, as the average balance of the securities portfolio grew by $9.1 million, or 66.5%, to $22.9 million and the average yield increased by 104 basis points to 4.64% as a result of the deployment of the stock conversion proceeds to higher interest yielding securities.  Interest income on other interest-earning assets increased by $344,000, or 29.4%, as the average yield increased by 165 basis points to 4.67% due to higher interest rates on overnight deposits at the Federal Home Loan Bank.  The increase in yield offset a decline of $6.3 million, or 16.3%, in the average balance of other interest-earning assets.

Total interest expense increased by $1.4 million, or 44.5%, to $4.5 million for 2006 due to an increase in the average deposit cost, despite a $1.4 million, or 0.7% decrease in the average balance of interest-bearing deposits.   The average interest rate paid on deposits increased by 73 basis points to 2.35% as a result of the rising interest rate environment for deposits.   The increase in the average deposit cost was also due to an increase of $8.7 million, or 9.3%, to $101.7 million in the average balance of certificates of deposit, our highest cost product, and an increase of 97 basis points to 3.85% in the average interest cost of certificates of deposit.  As a result of these two factors, the interest cost of certificates of deposit increased by $1.2 million, or 46.3%, to $3.9 million.  The increase in certificate balances represents a shift from other deposit balances.  In the aggregate, interest expense on our other deposit products increased $145,000, or 33.3%, as an increase in average cost of 21 basis points to 0.65% more than offset a $10.1 million, or 10.2%, decrease in average balance to $89.3 million.

2005 vs. 2004.  Net interest income increased $151,000, or 1.5%, to $10.5 million for 2005 primarily due to increases in interest income of $102,000 on the loan portfolio, $124,000 on securities, and $541,000 on other interest-earning assets, all of which more than offset an increase of $616,000 in interest paid on deposits.

Total interest income increased $767,000, or 6.0%, to $13.7 million for 2005.  Interest income on loans increased $102,000, or 0.9%, for 2005 as the average balance of the loan portfolio grew $17.2 million, or 10.6%, while the average yield on the loan portfolio declined 65 basis points to 6.69%.  The decrease in the average yield was the result of the prevailing low interest rate environment in 2005.  New loans were originated at lower rates and many higher rate loans refinanced at lower rates.

Interest income on securities increased $124,000, or 33.3%, in 2005 as the average balance of the securities  portfolio grew $1.7 million, or 13.8%, in 2005, and the average yield increased 53 basis points to 3.60% as a result of higher interest rates.  Interest income on other interest-earning assets increased $541,000, or 86.1%.  The average balance of other interest earning assets decreased by $14.0 million, or 26.5%, in 2005, but this was more than offset by an increase in the average yield of 183 basis points to 3.02% as a result of higher interest rates on overnight deposits at the Federal Home Loan Bank.

Total interest expense increased $616,000, or 24.7%, to $3.1 million for 2005 due to a 30 basis point increase in average deposit costs to 1.62%.  The average balance of interest-bearing deposits increased $3.1 million, or 1.7%, in 2005.  The average interest rate paid on deposits increased as a result of the rising interest rate environment and the growth in certificates of deposit.  Additionally, deposits shifted from lower cost savings deposits to higher cost certificates of deposits.

Index

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances have been calculated using average daily balances.  Loan fees are included in interest income on loans.  Interest income on loans and investment securities has not been calculated on a tax equivalent basis because the impact would be insignificant.

	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$200,683	$12,771	6.36%	$179,129	$11,987	6.69%	$161,908	$11,885	7.34%
Securities	22,913	1,064	4.64	13,764	496	3.60	12,100	372	3.07
Other interest-earning assets	32,390	1,513	4.67	38,707	1,169	3.02	52,689	628	1.19
Total interest-earning assets	255,986	15,348	6.00	231,600	13,652	5.89	226,697	12,885	5.68
Allowance for loan losses	(1,200)			(1,200)			(1,200)
Noninterest-earning assets	17,145			9,879			10,450
Total assets	$271,931			$240,279			$235,947

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$22,363	$111	0.50%	$22,825	62	0.27	$23,769	61	0.26
Savings and club accounts	66,951	469	0.70	76,607	373	0.49	81,032	393	0.48
Certificates of deposit	101,732	3,913	3.85	93,039	2,675	2.88	84,541	2,040	2.41
Total interest-bearing deposits	191,046	4,493	2.35	192,471	3,110	1.62	189,342	2,494	1.32

Borrowings	-	-	0.00	-	-	0.00	-	-	0.00
Total interest-bearing liabilities	191,046	4,493	2.35	192,471	3,110	1.62	189,342	2,494	1.32

Noninterest-bearing demand	7,806			1,663			2,008
Other liabilities	3,559			3,735			3,421
Total liabilities	202,411			197,869			194,771

Stockholders’ equity	69,520			42,410			41,176
Total liabilities and Stockholders’ equity	$271,931			$240,279			$235,947
Net interest income		$10,855			$10,542			$10,391
Interest rate spread			3.65			4.27			4.36
Net interest margin			4.24			4.55			4.58
Net interest-earning assets	$64,940			$39,129			$37,355
Interest-earning assets to interest- bearing liabilities	133.99%			120.33%			119.73%

Index

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$1,392	$(608)	$784	$1,203	$(1,101)	$102
Investment securities	396	172	568	55	69	124
Other interest-earning assets	(215)	559	344	(204)	745	541
Total interest-earning assets	1,573	123	1,696	1,054	(287)	767

Interest expense:
Interest-bearing demand deposits	(1)	50	49	(2)	3	1
Savings accounts	(52)	148	96	(22)	2	(20)
Certificates of deposit	268	970	1,238	219	416	635
Borrowings	–	–	–	–	–	–
Total interest-bearing liabilities	215	1,168	1,383	195	421	616
Net change in interest income	$1,358	$(1,045)	$313	$773	$(446)	$327

Provision for Loan Losses.

2006 vs. 2005.  The allowance for loan losses was $1.2 million at December 31, 2006 and 2005.  There were no provisions for loan losses added and there were no charge-offs or recoveries during 2006 or 2005.

2005 vs. 2004.  The allowance for loan losses was $1.2 million at December 31, 2005 and 2004.  There were no provisions for loan losses added and there were no charge-offs or recoveries during 2005 or 2004.

Noninterest Income.  The following table shows the components of noninterest income for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
Service charges	$443	$519	$526	(14.6%)	(1.3%)
Net loss from fixed assets	(5)	(19)	(136)	73.7	86.0
Other	181	34	33	432.4	3.0
Total	$619	$534	$423	15.9%	26.2%

2006 vs. 2005.  For the year ended December 31, 2006, noninterest income increased by $85,000, or 15.9%, due to an increase of $147,000, or 432.4%, in other noninterest income that offset a decrease of $76,000, or 14.6%, in service charges.  The increase in non-interest income was primarily due to income of $154,000 earned on bank-owned life insurance that we purchased in 2006.

2005 vs. 2004.  During the year ended December 31, 2005, noninterest income increased by $111,000, or 26.2%, due primarily to a decrease of $117,000, or 86.0%, in net loss from dispositions of premises and equipment.

Index

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands)
Salaries and employee benefits	$4,604	$4,136	$4,201	11.3%	(1.5)%
Net occupancy expense of premises	1,072	817	917	31.2	(10.9)
Equipment	480	390	525	23.1	(25.7)
Outside data processing	608	556	523	9.4	6.3
Advertising	135	82	85	64.6	(3.5)
Service contracts	191	171	215	11.7	(20.5)
Insurance	162	166	186	(2.4)	(10.8)
Audit and accounting	208	153	188	35.9	(18.6)
Directors compensation	214	66	46	224.2	43.5
Telephone	161	145	154	11.0	(5.8)
Office supplies and stationary	252	145	156	73.8	(7.1)
Director, officer and employee expenses	158	155	182	1.9	(14.8)
Legal fees	185	48	174	285.4	(72.4)
Other	440	485	526	(9.3)	(7.8)
Total noninterest expenses	$8,870	$7,515	$8,078	18.0%	(7.0)%

_________________________
N/M  Not meaningful.

2006  vs. 2005.  Noninterest expenses increased by $1.4 million, or 18.0%, due to expenses associated with the Company’s name change prior to the initial public offering, expenses related to the relocation and pending sale of our 1355 First Avenue office, including legal expenses, $461,000 in expenses related to the Company’s ESOP and other retirement plans, which were implemented in 2006, and the additional expenses of being a public company.  The increase in director’s compensation for 2006 is due to an increase in directors fees in 2006 and the expenses associated with our outside directors retirement plan, which was implemented in 2006.

2005 vs. 2004.  In 2005, noninterest expenses decreased by $563,000, or 7.0%, due primarily to on-going cost containment efforts to improve our efficiency ratio, the absence of various non-recurring charges from 2004 and the absence of loan production office setup costs and sign-on bonuses for additional loan officers.  Material decreases in expenses in 2005 included legal expenses, equipment and service contracts.

Income Taxes.

2006 vs. 2005.   Income tax expense for 2006 was $1.0 million compared to $1.6 million for 2005.  Income taxes decreased due to a decrease in pre-tax net income in 2006 as compared to 2005 as well as the addition in 2006 of tax-exempt income from bank-owned life insurance.

2005 vs. 2004. Income tax expense for the year ended December 31, 2005 was $1.6 million compared to $1.2 million  for the year ended December 31, 2004.  Income taxes increased due to an increase in pre-tax income in 2005 as compared to 2004.

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution.  Our most prominent risk exposures are credit risk, interest rate risk and operational risk.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates.  Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery.  Other risks that we face are market risk, liquidity risk and reputation risk.  Market risk arises from fluctuations in interest rates that may

Index

result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.  We underwrite each mortgage loan application on its merits, applying risk factors to insure that each transaction is considered on an equitable basis.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status.  When the ten day grace period expires and the payment has not been received, a late payment notice is mailed and telephone contact is initiated.  Throughout the rest of the month that payment is due, the borrower is called several times.  If the payment has not been received by the end of the month, the borrower is informed that the loan will be placed in foreclosure within two weeks.  On the 45th day after payment is due, the loan is forwarded to the problem  loan officer who will review the file and authorize an acceleration letter.  Once a foreclosure action has been instituted, a written agreement between the Bank and the debtor will be required to discontinue the foreclosure action.  We may consider loan workout arrangements with certain borrowers under certain circumstances.  If no satisfactory resolution to the delinquency is forthcoming, the note and mortgage may be sold prior to a foreclosure sale or  the real property securing the loan would be sold at foreclosure.

Management reports to the board of directors monthly regarding the amount of loans delinquent more than 30 days.

Analysis of Nonperforming and Classified Assets. We generally consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  It is generally our policy to discontinue accruing interest on all loans that are contractually 90 days or more past due and when, in the opinion of management, the collectibility of the loan is doubtful.  When a loan is placed on nonaccrual status, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are applied in the following order to late charges, interest, escrow and outstanding principal.

Real estate that we acquire as a result of foreclosure action or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold.  When property is acquired, it is initially recorded at fair market value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

Index

The following table provides information with respect to our nonperforming assets at the dates indicated.  We did not have any troubled debt restructurings at the dates presented.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$–	$–	$–	$–	$–
Multi-family	–	–	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Consumer and other loans	-	–	–	–	–
Total	$–	$–	$–	$–	$–

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	–	–	–	–	28
Multi-family	–	–	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Consumer and other loans	2	–	–	–	–
Total	2	–	–	–	28
Total of nonaccrual and 90 days or more past due loans	2	–	–	–	28

Foreclosed real estate	–	–	–	–	–
Other nonperforming assets	–	–	–	–	–
Total nonperforming assets	2	–	–	–	28

Troubled debt restructurings	–	–	–	–	–

Troubled debt restructurings and total nonperforming asset	$2	$–	$–	$–	$28

Total nonperforming loans to total loans	0.00%	0.00%	0.00%	0.00%	0.02%
Total nonperforming loans to total assets	0.00%	0.00%	0.00%	0.00%	0.01%
Total nonperforming assets and troubled debt restructurings to total assets	0.00%	0.00%	0.00%	0.00%	0.01%

Federal regulations require us to review and classify our assets on a regular basis.  In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  We recognize a loss as soon as a reasonable determination of that loss can be made.  We directly charge, against earnings, that portion of the asset that is determined to be uncollectible.  If an accurate determination of the loss is impossible, for any reason, we will establish an allowance in an amount sufficient to absorb the most probable loss expected.  In cases where a reasonable determination of a loss cannot be made, we will adjust our allowance to reflect a potential loss until a more accurate determination can be made.

Index

We had no classified assets at December 31, 2006 or December 31, 2005 and there are no loans at December 31, 2006 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Residential real estate:	$–	$–	$–	$–	$–	$–
One- to four-family	–	–	–	–	–	–
Multi-family	–	–	–	–	–	–
Mixed-use	–	–	–	–	–	–
Non-residential real estate	–	–	–	–	–	–
Consumer and other loans	–	2	1	–	–	–
Total	$–	$2	$1	$–	$–	$–

Analysis and Determination of the Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  The recommendations for increases or decreases to the allowance are presented by management to the board of directors.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Problem Loans.  We establish an allowance on certain identified problem loans when the loan balance exceeds the fair market value, when collection of the full amount outstanding becomes improbable and when an accurate estimate of the loss can be documented.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not delinquent to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category.  The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, collateral value, loan volumes and concentration, specific reserve and classified asset trends, delinquency trends and risk rating trends.  These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

We also establish a general allowance for loans identified by the internal loan review process and loans not performing according to contractual terms.  These loans typically do not pose significant risk of loss, but do demonstrate a higher level of risk than the average loan in our portfolio.  These could include loans 30 days or more past due, properties with vacant apartments or commercial spaces temporarily vacant due to tenant turnover or renovation, or the death of the obligator causing delinquency until a court appointed executor takes control of the property.  We separate these loans by property type and assign a risk factor to each category based on its risk

Index

potential as compared to the other categories and the portfolio as a whole.  Loans classified special mention or substandard would typically be candidates for treatment under this category.

We also identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility.  For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired or to an addition to the general valuation allowance to reflect the higher risk associated with the identified loan.

At December 31, 2006, our allowance for loan losses was $1.2 million and represented 0.60% of total gross loans.

At December 31, 2005, our allowance for loan losses was $1.2 million and represented 0.63% of total gross loans.  The allowance for loan losses did not change from 2004.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2006			2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$-	0.0%	0.2%	$–	0.0%	0.3%	$2	0.2%	0.5%
Multi-family	395	32.9	54.8	443	36.9	52.4	520	43.3	58.9
Mixed-use	251	20.9	21.1	277	23.1	22.9	290	24.2	22.7
Non-residential real estate	554	46.2	23.7	480	40.0	24.2	388	32.3	17.7
Consumer and other loans	-	0.0	0.2	–	0.0	0.2	–	0.0	0.2
Total allowance for loan losses	$1,200	100.0%	100.0%	$1,200	100.0%	100.0%	$1,200	100.0%	100.0%

	At December 31,
	2003			2002
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$3	0.3%	0.6%	$24	2.0%	0.9%
Multi-family	497	41.4	55.3	522	42.8	56.3
Mixed-use	329	27.4	26.0	388	31.8	30.0
Non-residential real estate	371	30.9	17.9	285	23.4	12.6
Consumer and other loans	–	0.0	0.2	–	0.0	0.2
Total allowance for loan losses	$1,200	100.0%	100.0%	$1,219	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that the Office of Thrift Supervision, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses.  The Office of Thrift Supervision may require us to increase our allowance for loan losses based on judgments different from ours.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Index

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance at beginning of period	$1,200	$1,200	$1,200	$1,219	$919
Provision for loan losses	–	–	–	–	294

Charge offs:
Residential real estate:
One- to four-family	–	–	–	(19)	–
Multi-family	–	–	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Consumer and other loans	–	–	–	–	–
Total charge-offs	–	–	–	(19)	–

Recoveries:
Residential real estate:
One- to four-family	–	–	–	–	6
Multi-family	–	–	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Consumer and other loans	–	–	–	–	–
Total recoveries	–	–	–	–	6
Net charge-offs	–	–	–	(19)	6

Allowance at end of period	$1,200	$1,200	$1,200	$1,200	$1,219

Allowance to nonperforming loans	N/M	N/M	N/M	N/M	4,353.57
Allowance to total loans outstanding at the end of the period	0.60%	0.63%	0.71%	0.77%	0.72%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00%	0.00%	0.00%	0.01%	0.00%

In the past five years, we have had no real estate loan charge-offs, other than one charge-off for a one- to four-family residential loan.

Interest Rate Risk Management.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes:  originating mortgage real estate loans that reprice to market interest rates in three to five years; purchasing securities that typically reprice within a three year time frame to limit exposure to market fluctuations; and, where appropriate, offering higher rates on long term certificates of deposit to lengthen the repricing time frame of our liabilities.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, comprised of our chief executive officer, chief financial officer, chief mortgage officer, and treasurer, whose function is to communicate, coordinate and control all aspects involving asset/liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Index

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Net Portfolio Value Analysis.  We use a net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in our net portfolio value at December 31, 2006 that would occur in the event of an immediate change in interest rates based on the Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$69,424	$(5,122)	(7)%	26.62%	(105) bp
200	71,083	(3,463)	(5)%	26.97%	(70) bp
100	72,789	(1,757)	(2)%	27.32%	(35) bp
0	74,546	-	-	27.67%
(100)	76,135	1,589	2%	27.96%	29 bp
(200)	77,541	2,996	4%	28.20%	53 bp

We and the Office of Thrift Supervision use various assumptions in assessing interest rate risk.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.  Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan repayment activity.

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

We regularly adjust our investments in liquid assets based upon our assessment of:  (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Index

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  Cash and cash equivalents totaled $36.7 million at December 31, 2006 and consist primarily of deposits at other financial  institutions and miscellaneous cash items.  Securities classified as available-for-sale and whose market value exceeds our cost provide an additional source of liquidity.  Total securities classified as available-for-sale were $355,000 at December 31, 2006 and $362,000 at December 31, 2005.

At December 31, 2006, we had $7.8 million in loan commitments outstanding.  At December 31, 2006, this consisted of $3.9 million of real estate loan origination commitments, $3.7 million in unused real estate equity lines of credit and $210,000 in unused consumer lines of credit.  Certificates of deposit due within one year of December 31, 2006 totaled $68.0 million.  This represented 64.6% of certificates of deposit at December 31, 2006.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2006.

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)

Operating lease obligations	$2,432	$277	$568	$409	$1,178
Certificates of deposit	105,261	68,033	23,167	14,061	–
Total	$107,693	$68,310	$23,735	$14,470	$1,178
__________________________

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts.  At December 31, 2006, we had the ability to borrow $12.0 million from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $6.0 million each.  At December 31, 2006, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

Index

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Investing activities:
Loans disbursed or closed	$(35,803)	$(58,176)	$(53,760)
Loan principal repayments	25,648	35,415	40,642
Proceeds from maturities and principal repayments of securities	35,682	3,107	3,025
Purchases of securities	(50,335)	(3,874)	(4,807)
Purchase of bank owned life insurance	(8,000)	–	–
Purchases of premises and equipment (1)	(6,726)	(156)	(314)

Financing activities:
Increase (decrease) in deposits	(4,727)	(302)	3,584
Initial stock offering, net of ESOP shares	52,444	–	–

______________________________
(1)
Includes the purchase of approximately 29,152 square feet of excess air rights from the abuting under-improved property adjacent to our 1355 First Avenue property.  See “Expected Sale of Our New York City Branch Office” earlier in this Item 7.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2006, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

The capital from our initial public offering increased our liquidity and capital resources.  In addition, the expected sale of our First Avenue branch office building in the second quarter of 2007, pursuant to an agreement of sale we entered into on December 13, 2006, would further increase our capital.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering and the expected sale of the branch office building are used for general corporate purposes, including the funding of lending activities.  Our financial condition has been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the offering and the expected branch office building sale will, initially, have an adverse impact on our return on equity.  We may consider capital management tools such as cash dividends and common stock repurchases.  However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following our initial public offering, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see Note 3 of the Notes to the Consolidated Financial Statements.  We currently have no plans to engage in hedging activities in the future.

For the years ended December 31, 2006 and December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Index

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Northeast Community Bancorp, Inc. and Subsidiary

White Plains, New York

We have audited the accompanying consolidated statements of financial condition of Northeast Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Community Bancorp, Inc. and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP
Pine Brook, New Jersey
March 15, 2007

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Consolidated Statements of Financial Condition
December 31,
2006	2005
(In thousands, except share and per share data)
Assets

Cash and amounts due from depository institutions	$2,650	$2,929
Interest-bearing deposits	34,099	24,460
Cash and cash equivalents	36,749	27,389
Securities available for sale	355	362
Securities held to maturity	27,455	12,228
Loans receivable, net of allowance for loan losses $1,200 and $1,200	201,306	190,896
Bank owned life insurance	8,154	-
Premises and equipment, net	11,117	5,002
Federal Home Loan Bank of New York stock, at cost	399	357
Accrued interest receivable	1,101	1,003
Other assets	1,781	1,584
Total Assets	$288,417	$238,821

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$1,439	$1,499
Interest bearing	187,153	191,815
Total deposits	188,592	193,314
Advance payments by borrowers for taxes and insurance	1,929	1,703
Accounts payable and accrued expenses	1,145	684
Total Liabilities	191,666	195,701

Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized; issued and outstanding: 13,225,000 (2006) and none (2005)	132	-
Additional paid-in capital	57,513	-
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,925)	-
Retained earnings	44,147	43,089
Accumulated comprehensive income (loss)	(116)	31
Total Stockholders’ Equity	96,751	43,120
Total Liabilities and Stockholders’ Equity	$288,417	$238,821

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years Ended December 31,
2006	2005	2004
(In thousands, except share and per share data)
Interest Income

Loans	$12,771	$11,987	$11,885
Interest-earning deposits	1,513	1,169	628
Securities - taxable	1,064	496	372
Total Interest Income	15,348	13,652	12,885

Interest Expense

Deposits	4,493	3,110	2,494

Total Interest Expense	4,493	3,110	2,494

Net Interest Income	10,855	10,542	10,391

Provision for Loan Losses	-	-	-

Net Interest Income after Provision for Loan Losses	10,855	10,542	10,391

Non-Interest Income
Other loan fees and service charges	443	519	526
Net loss from dispositions of premises and equipment	(5)	(19)	(136)
Earnings on bank owned life insurance	154	-	-
Other	27	34	33
Total Non-Interest Income	619	534	423

Non-Interest Expenses

Salaries and employee benefits	4,604	4,136	4,201
Net occupancy expense	1,072	817	917
Equipment	480	390	525
Outside data processing	608	556	523
Advertising	135	82	85
Other	1,971	1,534	1,827

Total Non-Interest Expenses	8,870	7,515	8,078

Income before Income Taxes	2,604	3,561	2,736

Income Taxes	1,046	1,571	1,173

Net Income	$1,558	$1,990	$1,563

Net Income per Common Share – Basic and Diluted	$0.06 (A)	N/A	N/A

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	12,726 (A)	N/A	N/A

(A)The Company completed its initial public stock offering on July 5, 2006.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total
(In thousands)

Balance - December 31, 2003	$-	$-	$-	$39,536	$53	$39,589
Comprehensive income:
Net income	-	-	-	1,563	-	1,563
Unrealized loss on securities available for sale, net of deferred income taxes of $2	-	-	-	-	(6)	(6)
Total Comprehensive Income						1,557
Balance - December 31, 2004	-	-	-	41,099	47	41,146
Comprehensive income:
Net income	-	-	-	1,990	-	1,990
Unrealized loss on securities available for sale, net of deferred income taxes of $14	-	-	-	-	(16)	(16)
Total Comprehensive Income						1,974
Balance - December 31, 2005	-	-	-	43,089	31	43,120
Comprehensive income:
Net income	-	-	-	1,558	-	1,558
Unrealized gain on securities available for sale, net of deferred income taxes of $(3)	-	-	-	-	11	11
Total Comprehensive Income						1,569
Adjustment to initially apply SFAS 158, net of deferred income taxes of $129	-	-	-	-	(158)	(158)
ESOP shares earned	-	17	259	-	-	276
Capitalization of Mutual Holding Company	-	-	-	(500)	-	(500)
Issuance of common stock	132	57,496	-	-	-	57,628
Common stock acquired by ESOP	-	-	(5,184)	-	-	(5,184)
Balance - December 31, 2006	$132	$57,513	$(4,925)	$44,147	$(116)	$96,751

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Years Ended December 31,
2006	2005	2004
(In thousands)
Cash Flows from Operating Activities

Net income	$1,558	$1,990	$1,563
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums and (discounts), net	(553)	13	9
Provision for depreciation	589	574	621
Amortization of deferred loan discounts, fees and costs, net	76	77	28
Deferred income tax expense (benefit)	(214)	(37)	(264)
Loss from dispositions of premises and equipment	5	19	136
Earrings on bank owned life insurance	(154)	-	-
(Increase) decrease in accrued interest receivable	(98)	(125)	2
(Increase) decrease in other assets	143	(66)	(240)
Increase (decrease) in accrued interest payable	5	(1)	(4)
Increase (decrease) in other liabilities	174	(53)	(138)
ESOP shares earned	276	-	-
Net Cash Provided by Operating Activities	1,807	2,391	1,713

Cash Flows from Investing Activities

Net (increase) decrease in loans	(10,486)	(23,283)	(13,172)
Purchase of securities held to maturity	(50,335)	(3,874)	(4,807)
Principal repayments on securities available for sale	21	79	170
Principal repayments on securities held to maturity	35,661	3,028	2,855
Purchase of Federal Home Loan of New York stock	(42)	(123)	-
Redemptions of Federal Home Loan Bank of New York stock	-	1,122	182
Purchases of premises and equipment	(6,726)	(156)	(314)
Proceeds from sale of premises and equipment	17	49	7
Purchase of bank owned life insurance	(8,000)	-	-
Net Cash Provided by (Used in) Investing Activities	(39,890)	(23,158)	(15,079)

Cash Flows from Financing Activities

Net increase (decrease) in deposits	(4,727)	(302)	3,584
Increase (decrease) in advance payments by borrowers for taxes and insurance	226	(97)	513
Net proceeds of initial public stock offering	57,628	-	-
Common stock acquired by the ESOP	(5,184)	-	-
Initial capitalization of mutual holding company	(500)	-	-
Net Cash Provided by (Used in) Financing Activities	47,443	(399)	4,097
Net Increase (Decrease) in Cash and Cash Equivalents	9,360	(21,166)	(9,269)
Cash and Cash Equivalents - Beginning	27,389	48,555	57,824
Cash and Cash Equivalents - Ending	$36,749	$27,389	$48,555

Supplementary Cash Flows Information

Income taxes paid	$1,093	$1,436	$1,657
Interest paid	$4,488	$3,111	$2,498

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The following is a description of our business and significant accounting and reporting policies:

Nature of Business and Significant Estimates

Northeast Community Bancorp, Inc. (the “Company”) is a Federally-chartered corporation that was organized to be a mid-tier holding company for Northeast Community Bank (the “Bank”) in conjunction with the Bank’s reorganization from a mutual savings bank to a mutual holding company structure on July 5, 2006. The Company’s primary activity is the ownership and operation of the Bank.

The Bank is principally engaged in the business of attracting deposits and investing those funds into mortgage loans.  When demand for loans is low, the Bank invests in debt securities.  Currently, the Bank conducts banking operations in the New York City area.  The Bank also has a Loan Production Office in the Boston, Massachusetts area.  Prior to a name change effective February 15, 2006, the Bank was known as Fourth Federal Savings Bank.  The change in name had no effect on the operations of the Bank.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and have been prepared in conformity with accounting principles generally accepted in the United States of America.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.

The most significant estimate pertains to the allowance for loan losses.  The borrowers ability to meet contractual obligations and collateral value are the most significant assumptions used to arrive at the estimate.  The risks associated with such estimates arise when unforeseen conditions affect the borrowers ability to meet the contractual obligations of the loan and result in a decline in the value of the supporting collateral.  Such unforeseen changes may have an adverse effect on the consolidated results of operations and financial position of the Company.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Additionally, we are exposed to significant changes in market interest rates.  Such changes could have an adverse effect on our earning capacity and consolidated financial position, particularly in those situations in which the maturities or repricing of assets are different than the maturities or repricing of the supporting liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of three months or less.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” requires financial institutions to classify their securities among three categories:  held to maturity, trading, and available for sale.  Management determines the appropriate classification at the time of purchase.  Held to maturity securities are those debt securities which management has the intent and the Bank has the ability to hold to maturity and are reported at amortized cost (unless value is permanently impaired).  Trading securities are those debt and equity securities which are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings.  Available for sale securities are those debt and equity securities which are neither held to maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  The Company does not have trading securities in its portfolio.

Individual securities are considered impaired when fair value is less than amortized cost.  Management evaluates on a monthly basis whether any securities are other-than-temporarily impaired.  In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer, other factors relevant to specific securities, and our ability and intent to hold securities for a period of time sufficient to allow for any anticipated recovery in market value.  If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to operations.

Premiums and discounts on all securities are amortized/accreted to maturity by use of the level-yield method.  Gain or loss on sales of securities is based on the specific identification method.

Loans and Allowance for Loan Losses

An allowance for loan losses is maintained at a level that represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate.  The allowance is decreased by loan charge-offs, increased by subsequent recoveries of loans previously charged off, and then adjusted, via either a charge or credit to operations, to an amount determined by management to be necessary.  Loans or portions thereof, are charged off when, after collection efforts are exhausted, they are determined to be uncollectible.  Management of the Bank, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume inherent in its loan activities, along with the general economic and real estate market conditions.  The Bank utilizes a two tier approach:  (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio.  The Bank maintains a loan review system, which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral.  General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.  Although management believes that specific and general loan losses are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  The Bank does not aggregate such loans for evaluation purposes.  Payments received on impaired loans are applied first to interest receivable and then to principal.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Loan Origination Fees and Costs

Net loan origination fees and costs are deferred and amortized into income over the contractual lives of the related loans by use of the level yield method.

Loan Interest and the Allowance for Uncollected Interest

Interest on loans receivable is recorded on the accrual basis.  An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured and in the process of collection.  When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income.  Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income.  Interest on loans that have been restructured is accrued according to the renegotiated terms.

Concentration of Risk

The Bank’s lending activity is concentrated in loans secured by multi-family and commercial real estate located primarily in the Northeast and Mid-Atlantic regions of the United States.  The Bank also had deposits in excess of the FDIC insurance limit at other financial institutions.  At December 31, 2006, such deposits totaled $34.1 million, of which $33.8 million was held by the Federal Home Loan Bank of New York.  Generally, deposits in excess of $100,000 are not insured by the FDIC.

Premises and Equipment

Land is stated at cost.  Buildings and improvements, leasehold improvements and furnishings and equipment are stated at cost less accumulated depreciation and amortization computed on the straight-line method over the following useful lives:

Years
Buildings	30 - 50
Building improvements	10 - 50
Leasehold improvements	1 - 15
Furnishings and equipment	3 - 50

Maintenance and repairs are charged to operations in the years incurred.

Bank Owned Life Insurance (“BOLI”)

During 2006, we purchased $8,000,000 in BOLI, which is recorded at its cash surrender value. The change in cash surrender value is included in non-interest income and is exempt from federal, state and city income taxes. Our BOLI is invested in a General Account Portfolio and a Yield Portfolio account and is managed by an independent investment firm.

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. The stock carried at cost.

Income Taxes

The Company and the Bank file a consolidated federal income tax return.  Income taxes are allocated to the Company and Bank based upon their respective income or loss included in the consolidated income tax return.  The Company and the Bank file separate state and city income tax returns.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

Federal, state and city income tax expense has been provided on the basis of reported income.  The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods.  Deferred income tax expense or (benefit) is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset, which is not more likely than not to be realized.

Advertising Costs

Advertising costs are expensed as incurred.  The direct response advertising conducted by the Bank is immaterial and has not been capitalized.  Advertising costs are included in “non-interest expenses” on the Statements of Income.

Other Comprehensive Income

The Company records in accumulated other comprehensive income, net of related deferred income taxes, unrealized gains and losses on available for sale securities and the prior service cost of the Outside Directors Retirement Plan (“DRP”) that has not yet been recognized in expense.  Realized gains and losses, if any, are reclassified to non-interest income upon the sale of the related securities or upon the recognition of a security impairment loss.  A portion of the prior service cost of the DRP is recorded in expense annually. At December 31, 2006, Accumulated Other Comprehensive Loss totaled $(116,000) and included $70,000 of net gains on available for sale securities less $(28,000) of related deferred income taxes and $(287,000) in prior service cost of the DRP less $129,000 of related deferred income taxes. At December 31, 2005, Accumulated Other Comprehensive Income totaled $31,000 and included solely net gains of $56,000 on available for sale securities net of $(25,000) of related deferred income taxes. The Company has elected to report the effects of other comprehensive income in the consolidated statements of stockholders’ equity.

Net Income Per Common Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Basic net income per common share data for the year ended December 31, 2006, are calculated by utilizing net income for the period July 5, 2006, the date the Company completed its initial public stock offering, through December 31, 2006 ($749,000), and the weighted-average common shares outstanding during that same period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  The Company has not granted any restricted stock awards or stock options and, during the year ended December 31, 2006, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP") are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share until they are committed to be released. Net income per common share data is not presented for the years ended December 31, 2005 and 2004, as the Company had no publicly held shares outstanding prior to the Company's initial public offering on July 5, 2006.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets.  In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income.  For this reason, management regularly monitors the maturity structure of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated statement of financial condition when funded.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on net income.

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters

On July 5, 2006, the Company reorganized from a mutual savings bank to a mutual holding company structure. In the reorganization, the Company sold 5,951,250 shares of its common stock to the public and issued 7,273,750 shares of its common stock to Northeast Community Bancorp, MHC (“MHC”). The net proceeds received from the common stock offering were $57.6 million. Costs incurred in connection with the common stock offering were recorded as a reduction of gross proceeds from the offering and totaled approximately $1.9 million. The Company also provided a term loan to the Bank’s Employee Stock Ownership Plan to enable it to purchase 518,420 shares of Company common stock at $10.00 per share as part of the reorganization.

The MHC, which owned 55.0% of the Company’s common stock as of December 31, 2006, must hold at least 50.1% of the Company’s stock so long as the MHC exists. In addition to owning shares of the Company’s common stock, the MHC was capitalized with $500,000 in cash from the Bank.

All depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the MHC as long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the date of the transaction will have such membership and liquidation rights with respect to the MHC.  Borrowers of the Bank as of the date of the transaction will have the same membership rights in the MHC that they had in the Bank immediately prior to the date of the transaction as long as their existing borrowings remain outstanding.

Office of Thrift Supervision (“OTS”) regulations impose limitations upon all capital distributions, including cash dividends, by savings institutions such as the Bank. Under these regulations, an application to and a prior approval of the OTS are required before any capital distribution if (1) the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations; (2) total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years; (3) the institution would be undercapitalized following the distribution; or (4) the distribution would otherwise be contrary to statute, regulation or agreement with the OTS. If an application is not required, the Bank would still be required to provide the OTS with prior notification. The Company’s ability to pay dividends, should any be declared, may depend on the ability of the Bank to pay dividends to the Company.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (continued)

OTS regulations require the MHC to notify the OTS if it proposes to waive the receipt of dividends declared by the Company. The OTS reviews dividend waiver requests on a case-by-case basis and, generally, has not objected to such waivers if (1) the waiver would not be detrimental to the safe and sound operation of the institution; (2) the MHC’s board of directors has determined that such waiver is consistent with such directors’ fiduciary duties to MHC’s members; and (3) the MHC certifies that the dividends declared (distributed and waived) for the current year plus prior two calendar quarters does not exceed cumulative net income during that period. We anticipate that the MHC will waive dividends, if any, that the Company may declare.

The Bank is required to maintain certain levels of capital in accordance with the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) and OTS regulations.  Under these capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Under the OTS regulations, the Bank must have:  (1) tangible capital equal to 1.5% of tangible assets, (2) core capital equal to 3% of tangible assets, and (3) total (risk-based) capital equal to 8% of risk-weighted assets.  Tangible capital consists generally of stockholders’ equity less most intangible assets.  Core capital consists of tangible capital plus certain intangible assets such as qualifying purchased mortgage servicing rights.  Risk-based capital consists of core capital plus the general allowance for loan losses.

Under the prompt corrective action rule issued by the federal banking authorities, an institution must have a leverage ratio of 4% or greater, a tier 1 capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater in order to be considered adequately capitalized.  The Bank is in compliance with these requirements at December 31, 2006.

The following tables present a reconciliation of capital per generally accepted accounting principles (“GAAP”) and regulatory capital and information about the Bank’s capital levels at the dates presented:

December 31,
2006	2005
(In Thousands)

GAAP capital	$67,662	$43,120
Less: Unrealized gain on securities available for sale	(42)	(31)
Disallowed deferred tax assets	(667)	(467)

Core and Tangible Capital	66,953	42,622

Add: General valuation allowances	1,200	1,200

Total Capital	$68,153	$43,822

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2 - Mutual Holding Company Reorganization and Regulatory Matters (Continued)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2006:
Total capital (to risk-weighted assets)	$68,153	44.58%	$	≥12,229	³8.00%	$	≥15,286	³10.00%
Tier 1 capital (to risk-weighted assets)	66,953	43.80		≥ -	≥ -		≥9,172	≥ 6.00
Core (Tier 1) capital (to adjusted total assets	66,953	25.46		≥10,520	≥4.00		≥13,150	≥ 5.00
Tangible capital (to adjusted total assets)	66,953	25.46		≥3,945	≥1.50		≥ -	≥ -

As of December 31, 2005:
Total capital (to risk-weighted assets)	$43,822	33.08%	$	≥10,597	³8.00%	$	≥13,247	³10.00%
Tier 1 capital (to risk-weighted assets)	42,622	32.18		≥ -	≥ -		≥ 7,948	≥ 6.00
Core (Tier 1) capital (to adjusted total assets	42,622	17.92		≥ 9,512	≥4.00		≥11,890	≥ 5.00
Tangible capital (to adjusted total assets)	42,622	17.92		≥ 3,567	≥1.50		≥ -	≥ -

Based on the most recent notification by the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

The Bank’s management believes that, with respect to regulations under FIRREA, the Bank will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are commitments to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3 - Financial Instruments with Off-Balance Sheet Risk (Continued)

	December 31,
	2006	2005
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,933	$13,221
Commitments to fund unused lines of credit:
Commercial lines	3,651	3,537
Consumer lines	210	246
	$7,794	$17,004

At December 31, 2006, all of the financial instruments noted above carry adjustable or floating interest rates.  Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The amount of collateral obtained, if deemed necessary by the Bank, is based on management’s credit evaluation of the borrower.

Note 4 - Securities Available for Sale

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Federal National Mortgage Association common stock	$4	$68	$-	$72

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	193	2	-	195
Federal National Mortgage Association	84	-	-	84
Collateralized Mortgage Obligations	4	-	-	4

	281	2	-	283

	$285	$70	$-	$355

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (Continued)

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Federal National Mortgage Association common stock	$4	$54	$-	$58

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	208	2	-	210
Federal National Mortgage Association	88	-	-	88
Collateralized Mortgage Obligations	6	-	-	6

	302	2	-	304

	$306	$56	$-	$362

There were no sales of securities available for sale during the years ended December 31, 2006, 2005 and 2004.

Contractual maturities of mortgage-backed securities were as follows:

	December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due after one but within five years	$4	$4	$6	$6
Due after ten years	277	279	296	298

	$281	$283	$302	$304

The maturities shown above are based upon contractual maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5 - Securities Held to Maturity

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
U.S. Government (including Agencies) maturing:
Within one year	$21,904	$11	$2	$21,913
After one but within five years	1,000	-	9	991

	22,904	11	11	22,904

Mortgage-backed securities:
Government National Mortgage Association	2,190	6	13	2,183
Federal Home Loan Mortgage Corporation	1,135	12	3	1,144
Federal National Mortgage Association	995	12	2	1,005
Collateralized Mortgage Obligations	222	1	-	223
Private Pass-through Securities	9	-	-	9

	4,551	31	18	4,564

	$27,455	$42	$29	$27,468

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5 - Securities Held to Maturity (Continued)

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
U.S. Government (including Agencies) maturing:
Within one year	$3,000	$-	$23	$2,977
After one but within five years	1,999	-	26	1,973

	4,999	-	49	4,950
Mortgage-backed securities:
Government National Mortgage Association	3,389	7	35	3,361
Federal Home Loan Mortgage Corporation	1,928	20	2	1,946
Federal National Mortgage Association	1,522	17	5	1,534
Collateralized Mortgage Obligations	373	3	2	374
Private Pass-through Securities	17	-	-	17
	7,229	47	44	7,232
	$12,228	$47	$93	$12,182

There were no sales of securities held to maturity during the years ended December 31, 2006, 2005 and 2004.

Contractual maturities of mortgage-backed securities were as follows:

	December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$-	$-	$5	$5
Due after one but within five years	258	260	478	484
Due after five but within ten years	95	95	59	60
Due after ten years	4,198	4,209	6,687	6,683

	$4,551	$4,564	$7,229	$7,232

The maturities shown above are based upon contractual maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5 - Securities Held to Maturity (Continued)

The age of unrealized losses and the fair value of related securities held to maturity were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2006:
U. S. Government (including agencies)	$997	$2	$991	$9	$1,988	$11
Mortgage-backed securities	-	-	2,372	18	2,372	18

	$997	$2	$3,363	$27	$4,360	$29

December 31, 2005:
U. S. Government (including agencies)	$2,980	$19	$1,970	$30	$4,950	$49
Mortgage-backed securities	1,993	17	1,708	27	3,701	44

	$4,973	$36	$3,678	$57	$8,651	$93

At December 31, 2006, two U. S. Government Agency Securities and 32 mortgage-backed securities had unrealized losses.  As of December 31, 2006 and 2005, management concluded that the unrealized losses reflected above were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Bank has the ability and intent to hold these securities for the time necessary to recover the amortized cost.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable, Net

	December 31,
	2006	2005
	(In Thousands)
Real estate mortgage:
One-to-four family	$405	$587
Multi-family	110,389	100,360
Mixed use	42,576	43,919
Commercial	47,802	46,219

	201,172	191,085

Consumer:
Line of credit	71	83
Passbook or certificate	348	268

	419	351

Total Loans	201,591	191,436

Allowance for loan losses	(1,200)	(1,200)
Deferred loan fees and costs	915	660

	$201,306	$190,896

Loans serviced for the benefit of others totaled approximately $3,012,000, $3,163,000, and $3,708,000 at December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, 2005 and 2004, the Bank had no loans on nonaccrual status or which were in the process of foreclosure.  At December 31, 2006, 2005 and 2004, and for the years then ended, the Bank had no loans that were classified as impaired.  At December 31, 2006, the Bank had $2,000 in loans which were three or more months delinquent and still accruing interest.  There were no such loans at December 31, 2005 and 2004.

The following is an analysis of the allowance for loan losses:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Balance, beginning	$1,200	$1,200	$1,200
Provision charged to operations	-	-	-
Losses charged to allowance	-	-	-

Balance, ending	$1,200	$1,200	$1,200

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Premises and Equipment, Net

	December 31,
	2006	2005
	(In Thousands)

Land	$587	$587
Air rights acquired	6,088	-
Buildings and improvements	7,592	7,592
Leasehold improvements	725	419
Furnishings and equipment	4,823	4,562

	19,815	13,160
Accumulated depreciation and amortization	(8,698)	(8,158)

	$11,117	$5,002

Included in property and equipment at December 31, 2006, are $6,187,000 in assets which are held for sale.  These assets relate to a branch located in New York City and consist of the following: land of $52,000, air rights of $6,088,000, building of $5,000 and furnishings and equipment of $42,000.  The Bank entered into an agreement on December 14, 2006, to sell these assets for an aggregate price of $28.0 million.  This sale, which is subject to significant conditions, is expected to close in the second quarter of 2007.

Note 8 - Accrued Interest Receivable, Net

	December 31,
	2006	2005
	(In Thousands)

Loans	$1,041	$925
Securities	64	82

	1,105	1,007
Allowance for uncollected interest	(4)	(4)

	$1,101	$1,003

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9 - Deposits

	December 31,
	2006		2005
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$1,439	0.00%	$1,499	0.00%
NOW and money market	21,137	0.49%	22,731	0.26%

	22,576	0.46%	24,230	0.24%

Savings accounts	60,755	0.70%	73,133	0.58%

Certificates of deposit maturing in:
One year or less	68,033	4.40%	59,301	2.71%
After one to two years	13,537	4.17%	8,769	3.52%
After two to three years	9,630	4.28%	7,845	3.64%
After three to four years	9,339	4.57%	10,275	4.30%
After four to five years	4,722	5.27%	9,761	4.56%

	105,261	4.41%	95,951	3.22%

	$188,592	2.74%	$193,314	1.84%

As of December 31, 2006 and 2005, certificates of deposit over $100,000 totaled $24,368,000 and $19,799,000, respectively.  Generally, deposits in excess of $100,000 are not insured by the FDIC.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Demand deposits	$111	$62	$61
Savings accounts	469	373	393
Certificates of deposit	3,913	2,675	2,040

	$4,493	$3,110	$2,494

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments.  Retained earnings at December 31, 2006 and 2005, include approximately $4.1 million of such bad debt deductions which, in accordance with SFAS No. 109, “Accounting for Income Taxes,” is considered a permanent difference between the book and income tax basis of loans receivable, and for which income taxes have not been provided.  If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Current tax expense	$1,260	$1,608	$1,437
Deferred tax expense	(214)	(37)	(264)

Income Tax Expense	$1,046	$1,571	$1,173

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying normal federal income tax rates to income before taxes:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Federal income tax at statutory rates	$886	$1,211	$930
State and City tax, net of federal income tax effect	202	333	209
Non-taxable income on bank owned life insurance	(52)	-	-
Other	10	27	34

Income Tax Expense	$1,046	$1,571	$1,173

Effective Income Tax Rate	40.2%	44.1%	42.9%

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10 - Income Taxes (Continued)

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2006	2005
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$514	$514
Depreciation	264	88
Benefit plans	63	-
Accumulated other comprehensive loss - DRP	114	-
Deferred loan fees and discounts	67	92

Total Deferred Tax Assets	1,022	694

Deferred tax liability, unrealized gain on securities available for sale	28	25

Net Deferred Tax Asset	$994	$669

The net deferred tax asset is included in other assets in the consolidated statements of financial condition.

Note 11 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Service contracts	$191	$171	$215
Insurance	162	166	186
Audit and accounting	208	153	188
Directors compensation	214	66	46
Telephone	161	145	154
Office supplies and stationary	252	145	156
Director, officer, and employee expenses	158	155	182
Legal fees	185	48	174
Other	440	485	526
	$1,971	$1,534	$1,827

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

Effective January 1, 2006, the Bank implemented the DRP. This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Statements of Financial Accounting Standards Nos. 132 and 158. The following table sets forth the funded status of the DRP at December 31, 2006, and components of net periodic expense for the year then ended (dollars in thousands):

Benefit Obligation – beginning	$-
Service cost	32
Interest cost	18
Prior service cost	308

Benefit Obligation – ending	$358

Funded Status – Accrued liability included in Accounts Payable and Accrued Expenses	$358

Discount rate	6.00%
Salary increase rate	2.00%
Net pension expense:
Service cost	$32
Interest cost	18
Amortization of unrecognized prior service liability	21

Total pension expense included in Other Non-Interest Expenses	$71

Discount rate	6.00%
Salary increase rate	2.00%

At December 31, 2006, $287,000 ($158,000 net of $129,000 of related deferred income tax assets) in prior service cost reflected in the above table has been recorded in Accumulated Other Comprehensive Loss. Approximately $21,000 of that amount is expected to be included in pension expense in 2007.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12 - Benefits Plans (Continued)

Outside Director Retirement Plan (“DRP”) (Continued)

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2007	$-
2008	-
2009	-
2010	-
2011	26
2012 – 2016	317
$343

Supplemental Executive Retirement Plan (“SERP”)

Effective January 1, 2006, the Bank implemented the SERP. This plan is a non-contributory defined benefit plan accounted for under SFAS 106. The SERP covers both the Bank’s Chief Executive Officer and Chief Financial Officer. Under the SERP, each of these individuals will be entitled to receive, upon retirement at age 65, an annual benefit, paid in monthly installments, equal to 50% of his average base salary in the three-year period preceding retirement. Each individual may also retire early and receive a reduced benefit (0.25% reduction in benefit for each month by which retirement age is less than 65 years) upon the attainment of both age 60 and 20 years of service. Additional terms related to death while employed, death after retirement, disability before retirement and termination of employment are fully described within the plan document. The benefit payment term is the greater of 15 years or the executives remaining life. No benefits are expected to be paid during the next ten years. During the year ended December 31, 2006, an expense of $114,000 was recorded for this plan and is reflected in the Consolidated Statements of Income under Salaries and Employee Benefits. At December 31, 2006, a liability for this plan of  $114,000 is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

401(k) Plan

The Bank maintains a 401(k) plan for all eligible employees.  Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code.  The Bank through August 2006, made matching contributions equal to 100% of the employees contribution up to 5% of annual compensation.  In September 2006, the Bank ceased making matching contributions to the 401(k) plan.  Employer contributions fully vest after 6 years.  Plan expenses for the years ended December 31, 2006, 2005 and 2004 were $90,000, $123,000, and $115,000, respectively.

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Company’s initial public stock offering, the Bank established an ESOP for all eligible employees (substantially all full-time employees). The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of Company common stock at $10.00 per share. The loan from the Company carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025. Each year, the Bank intends to make discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loan by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the ESOP loan was $4,877,000 at December 31, 2006.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12 - Benefits Plans (Continued)

Employee Stock Ownership Plan (“ESOP”) (Continued)

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans”, which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense during the year ended December 31, 2006, totaled approximately $276,000.

As of December 31, 2006, ESOP shares are summarized as follows:

Allocated shares	-
Shares committed to be released	25,921
Unearned shares	492,499
Total ESOP Shares	518,420
Fair value of unearned shares	$6,053,000

Note 13 - Commitments and Contingencies

Lease Commitments

Rentals under operating leases for certain branch offices amounted to $210,000, $88,000, and $78,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  At December 31, 2006, the minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year are as follows (in thousands):

Year ending December 31,
2007	$277
2008	294
2009	274
2010	248
2011	161
Thereafter	1,178
$2,432

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13 - Commitments and Contingencies (Continued)

Available Credit Facilities

The Bank has the ability to borrow up to $12 million from the Federal Home Loan Bank of New York, consisting of a $6 million Overnight Line of Credit and a $6 million Companion (DRA) Commitment, both of which expire on July 31, 2007.  At December 31, 2006, no amounts were outstanding under these credit facilities.

Other

The Company and Bank are also subject to claims and litigation that arise primarily in the ordinary course of business.  Based on information presently available and advice received from legal counsel representing the Company and Bank in connection with such claims and litigation, it is the opinion of management that the disposition or ultimate determination of such claims and litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Note 14 - Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Cash Equivalents and Accrued Interest Receivable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For both available for sale and held to maturity securities, fair values are based on quoted market prices.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics.  The total loan portfolio is first divided into performing and nonperforming categories.  Performing loans are then segregated into adjustable and fixed rate interest terms.  Fixed rate loans are segmented by type, such as construction and land development, other loans secured by real estate, commercial and industrial loans, and loans to individuals.  Certain types, such as commercial loans and loans to individuals, are further segmented by maturity and type of collateral.

For performing loans, fair value is calculated by discounting scheduled future cash flows through estimated maturity using a discount rate equivalent to the rate at which the Bank would currently make loans which are similar with regard to collateral, maturity, and the type of borrower.  The discounted value of the cash flows is reduced by a credit risk adjustment based on internal loan classifications.

For nonperforming loans, fair value is calculated by first reducing the carrying value by a credit risk adjustment based on internal loan classifications, and then discounting the estimated future cash flows from the remaining carrying value at the rate at which the Bank would currently make similar loans to creditworthy borrowers.

Federal Home Loan Bank of New York Stock

The carrying amount of the Federal Home Loan Bank of New York stock is equal to its fair value.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14 - Disclosures About Fair Value of Financial Instruments (Continued)

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand.  Time deposits are segregated by type, size, and remaining maturity.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is equivalent to the rate currently by the Bank for deposits of similar size, type and maturity.  Accrued interest payable is included in deposit liabilities.

Borrowed Funds

The fair value of the Bank’s borrowed funds is estimated based on the discounted value of future contractual payments.  The discount rate is equivalent to the estimated rate at which the Bank could currently obtain similar financing.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2006 and 2005, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$36,749	$36,749	$27,389	$27,389
Securities available for sale	355	355	362	362
Securities held to maturity	27,455	27,468	12,228	12,182
Loans receivable	201,306	196,020	190,896	186,284
FHLB stock	399	399	357	357
Accrued interest receivable	1,101	1,101	1,003	1,003

Financial liabilities:
Deposits	188,592	187,919	193,314	192,880

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15 – Parent Company Only Financial Information

STATEMENT OF FINANCIAL CONDITION – DECEMBER 31, 2006 (In Thousands)
Assets
Cash and due from banks	$9,533
Securities held to maturity	14,916
Investment in subsidiary	67,662
ESOP loan receivable	4,877
Other assets	3

Total Assets	$96,991
Liabilities and Stockholders’ Equity
Liabilities
Other liabilities	$240

Total Liabilities	240

Total Stockholders’ Equity	96,751

Total Liabilities and Stockholders’ Equity	$96,991

STATEMENT OF INCOME – July 5, 2006 (Inception) to December 31, 2006 (In Thousands)
Interest income – securities	$307
Interest income – deposits	149
Interest Income – ESOP loan	210
Operating expenses	(90)

Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	576

Income tax expense	226

Income before Equity in Undistributed Earnings of Subsidiary	350

Equity in undistributed earnings of subsidiary	399

Net Income	$749

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15 - Parent Only Financial Information (Continued)

STATEMENT OF CASH FLOW - July 5, 2006 (Inception) to December 31, 2006 (In Thousands)

Cash Flows from Operating Activities
Net income	$749
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(399)
Amortization of securities discount	(307)
(Increase) in other assets	(3)
Increase in other liabilities	240

Net Cash Provided by Operating Activities	280

Cash Flows from Investing Activities
Purchase of securities held to maturity	(29,609)
Maturities of securities held to maturity	15,000
Loan to ESOP	(5,184)
Repayment of ESOP loan	307
Purchase of Bank capital stock	(28,889)

Net Cash Used in Investing Activities	(48,375)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	57,628

Net Cash Provided by Financing Activities	57,628

Net Increase in Cash and Cash Equivalents	9,533

Cash and Cash Equivalents - Beginning	-

Cash and Cash Equivalents - Ending	$9,533

Note 16 - Recent Accounting Pronouncements

Fair Value Measurement

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

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16 - Recent Accounting Pronouncements  (Continued)

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS Nos. 87 and 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS Nos. 87 and 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We have implemented SFAS 158 as of December 31, 2006.  The effect of this implementation on our consolidated financial statements is discussed in note 12.

Financial Statement Misstatements

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108.  SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that it had no impact on the Company’s consolidated financial position or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of this new pronouncement on the Company’s consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 - Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In thousands, except for per share data)
Interest Income	$3,545	$3,684	$4,111	$4,008
Interest Expense	903	1,072	1,225	1,293
Net Interest Income	2,642	2,612	2,886	2,715
Provision for Loan Losses	-	-	-	-
Net Interest Income after Provision for Loan Losses	2,642	2,612	2,886	2,715
Non-Interest Income	113	119	179	208
Non-Interest Expenses	2,035	2,110	2,354	2,371
Income before Income Taxes	720	621	711	552
Income Taxes	311	271	299	165
Net Income	$409	$350	$412	$387
Net Income per common share – Basic and Diluted	N/A	N/A	$0.03	$0.03
Weighted average numbers of common shares outstanding – basic and diluted	N/A	N/A	12,723	12,729

During the fourth quarter of 2006, the Company recorded in non-interest expense $185,000 for retirement plans that were implemented in 2006 as well as a related income tax benefit of $83,000.  These accrued expenses, as well as the related income tax benefits, were inadvertently omitted from our previously reported quarterly results for 2006.  The quarterly data presented above has been corrected to reflect an additional $46,000 in non-interest expense and a $21,000 reduction in income taxes for each of the first three quarters of 2006.

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
		(In Thousands)
Interest Income	$3,297	$3,399	$3,590	$3,366
Interest Expense	710	754	798	848
Net Interest Income	2,587	2,645	2,792	2,518
Provision for Loan Losses	-	-	-	-
Net Interest Income after Provision for Loan Losses	2,587	2,645	2,792	2,518
Non-Interest Income	126	130	121	157
Non-Interest Expenses	1,880	1,893	1,864	1,878
Income before Income Taxes	833	882	1,049	797
Income Taxes	368	389	462	352
Net Income	$465	$493	$587	$445

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, and based on the material weakness in the Company’s internal control over financial reporting set forth below, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purposes of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the process of closing our books for the year ended December 31, 2006, we became aware of certain internal control deficiencies that we considered to be, in the aggregate, a material weakness.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In particular, the Company discovered that it had not accrued for the expenses associated with our directors’ retirement plan and supplemental executive retirement plan, both of which were established in 2006.  These expenses, which amounted to approximately $25,000 per quarter on a tax-effected basis, were inadvertently omitted from our previously reported quarterly results for 2006.  The aggregate amount of the accrued expenses, net of the related income tax benefits, was approximately $102,000.  The corrected quarterly data is reflected in Note 17 to the Consolidated Financial Statements included under Item 8 of this Form 10-K.

Upon investigation, the Company concluded that the failure to accrue for retirement plan expenses was caused by the lack of effective formalized procedures for ensuring that new types of transactions entered into by the Company, and the related accounting pronouncements related thereto, are appropriately identified and addressed.  In order to remediate the identified material weakness and to improve the effectiveness of the Company’s disclosure controls, the Company implemented new procedures designed to ensure that new types of transactions entered into by the Company are appropriately identified in a timely manner and that the related accounting requirements are effectively analyzed and implemented.  Management will monitor, evaluate and test the operating effectiveness of these controls on an ongoing basis.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Northeast Community Bancorp and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Northeast Community Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) and to Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Index

Northeast Community Bancorp has adopted a Code of Ethics and Business Conduct, a copy of which can be found in the investor relations section of the Company’s website at www.necommunitybank.com.

ITEM 11.               EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of Northeast Community Bancorp knows of no arrangements, including any pledge by any person or securities of Northeast Community Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Proxy Statement.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Amended and Restated Charter of Northeast Community Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Northeast Community Bancorp, Inc., as amended (2)
4.1	Specimen Stock Certificate of Northeast Community Bancorp, Inc. (1)
4.2
No long-term debt instrument issued by Northeast Community Bancorp, Inc. exceeds 10% of consolidated assets or is registered.  In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Northeast Community Bancorp, Inc. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Northeast Community Bank Employee Severance Compensation Plan (1)
10.2	Northeast Community Bank Supplemental Executive Retirement Plan and Participation Agreements with Kenneth A. Martinek and Salvatore Randazzo (1)*
10.3	Northeast Community Bancorp, Inc. Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.4	Northeast Community Bank Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.5	Employment Agreement between Northeast Community Bancorp, Inc., Northeast Community Bank and Susan Barile (2)*
10.6	Northeast Community Bank Directors’ Retirement Plan (1)*
10.7	Northeast Community Bank Directors’ Deferred Compensation Plan (1)*
10.8	Employment Agreement between Northeast Community Bancorp, Inc., Northeast Community Bank and Michael N. Gallina*
21.0	List of Subsidiaries
23.0	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
______________________________
*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 12, 2006.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2006.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Date: March 29, 2007	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Martinek	President, Chief Executive Officer
Kenneth A. Martinek	and Director	March 29, 2007
(principal executive officer)

/s/ Salvatore Randazzo	Executive Vice President, Chief	March 29, 2007
Salvatore Randazzo	Financial Officer and Director
(principal accounting and
financial officer)

/s/ Diane B. Cavanaugh	Director	March 29, 2007
Diane B. Cavanaugh

/s/ Arthur M. Levine	Director	March 29, 2007
Arthur M. Levine

/s/ Charles A. Martinek	Director	March 29, 2007
Charles A. Martinek

/s/John F. McKenzie	Director	March 29, 2007
John F. McKenzie

/s/ Linda M. Swan	Director	March 29, 2007
Linda M. Swan

/s/ Harry (Jeff) A.S. Read	Director	March 29, 2007
Harry (Jeff) A.S. Read

/s/ Kenneth H. Thomas	Director	March 29, 2007
Kenneth H. Thomas