Form 10-Q
period 2007-03-31
NORTHEAST COMMUNITY BANCORP INC
filed 2007-05-14
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-51852

          Northeast Community Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States of America	06-1786701
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

325 Hamilton Avenue, White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

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

Large accelerated ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                           No ☒

As of May 10, 2007, there were 13,225,000 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2007	December 31, 2006
	(In thousands, except share and per share data)

ASSETS

Cash and amounts due from depository institutions	$2,559	$2,650
Interest-bearing deposits	24,693	34,099

Cash and Cash Equivalents	27,252	36,749

Securities available for sale	346	355
Securities held to maturity	29,804	27,455
Loans receivable, net of allowance for loan losses $1,200 and $1,200	209,563	201,306
Bank owned life insurance	8,242	8,154
Premises and equipment, net	10,984	11,117
Federal Home Loan Bank of New York stock, at cost	399	399
Accrued interest receivable	1,038	1,101
Other assets	2,215	1,781

Total Assets	$289,843	$288,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,203	$1,439
Interest bearing	187,018	187,153

Total Deposits	188,221	188,592

Advance payments by borrowers for taxes and insurance	3,261	1,929
Accounts payable and accrued expenses	1,151	1,145

Total Liabilities	192,633	191,666

Stockholders’ Equity

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	–	–
Common stock, $0.01 par value; 19,000,000 shares authorized, issued and outstanding: 13,225,000	132	132
Additional paid-in capital	57,526	57,513
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,860)	(4,925)
Retained earnings	44,537	44,147
Accumulated other comprehensive loss	(125)	(116)

Total Stockholders’ Equity	97,210	96,751

Total Liabilities and Stockholders’ Equity	$289,843	$288,417
See Notes to Consolidated Financial Statements

CONSOLIDATEDSTATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)

INTEREST INCOME

Loans	$3,181	$3,162
Interest-earning deposits	416	247
Securities - taxable	372	136

Total Interest Income	3,969	3,545

INTEREST EXPENSE

Deposits	1,284	903

Total Interest Expense	1,284	903

Net Interest Income	2,685	2,642

PROVISION FOR LOAN LOSSES	–	–

Net Interest Income after Provision for Loan Losses	2,685	2,642

NON-INTEREST INCOME
Other loan fees and service charges	90	106
Earnings on bank owned life insurance	88	–
Other	4	7

Total Non-Interest Income	182	113

NON-INTEREST EXPENSES

Salaries and employee benefits	1,129	1,053
Net occupancy expense of premises	265	258
Equipment	140	96
Outside data processing	156	145
Advertising	32	27
Other	537	456

Total Non-Interest Expenses	2,259	2,035

Income before Income Taxes	608	720

INCOME TAXES	218	311

Net Income	$390	$409
Net Income per Common Share – Basic and Diluted	$.03	N/A (A)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	12,736	N/A (A)

(A)	The Company completed its initial public stock offering on July 5, 2006.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Equity	Comprehensive Income
	(In thousands)

Balance at December 31, 2005	$-	$-	$-	$43,089	$31	$43,120
Comprehensive income:
Net income	-	-	-	409	-	409	$409
Unrealized gain on securities available for sale, net of taxes of $(2)	-	-	-	-	3	3	3

Total comprehensive income							$412

Balance at March 31, 2006	$-	$-	$-	$43,498	$34	$43,532

Balance at December 31, 2006	$132	$57,513	$(4,925)	$44,147	$(116)	$96,751
Comprehensive income:
Net income	-	-	-	390	-	390	$390
Unrealized loss on securities available for sale, net of taxes of $2	-	-	-	-	(5)	(5)	(5)
Prior Service Cost – DRP, net of taxes of $3	-	-	-	-	(4)	(4)	(4)

Total comprehensive income							$381

ESOP shares earned	-	13	65	-	-	78

Balance at March 31, 2007	$132	$57,526	$(4,860)	$44,537	$(125)	$97,210

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$390	$409
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities premiums and (discounts), net	(285)	6
Provision for depreciation	154	140
Amortization of deferred loan discounts, fees and costs, net	29	48
Earnings on bank owned life insurance	(88)	–
Decrease in accrued interest receivable	63	33
(Increase) in other assets	(429)	(369)
Increase in accrued interest payable	6	–
Increase (decrease) in other liabilities	(1)	121
ESOP shares earned	78	–
Net Cash (Used in) Provided by Operating Activities	(83)	388

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) in loans	(8,286)	(7,705)
Purchase of securities held to maturity	(24,689)	–
Principal repayments on securities available for sale	2	4
Principal repayments on securities held to maturity	22,625	515
Purchases of premises and equipment	(21)	(47)
Net Cash (Used in) Investing Activities	(10,369)	(7,233)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (decrease) in deposits	(377)	(1,374)
Increase in advance payments by borrowers for taxes and insurance	1,332	1,489

Net Cash Provided by Financing Activities	955	115

Net (Decrease) in Cash and Cash Equivalents	(9,497)	(6,730)

Cash and Cash Equivalents - Beginning	36,749	27,389

Cash and Cash Equivalents - Ending	$27,252	$20,659

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$340	$258
Interest paid	$1,278	$903

See Notes to Consolidated Financial Statements

NORTHEAST COMMUNITY BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a Federally-chartered corporation organized as a mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006.  The accompanying unaudited consolidated financial statements as of and for the three-month period ended March 31, 2007, include the accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The unaudited consolidated financial statements for the three months ended March 31, 2006 include only the accounts of the Bank as the Company was not in existence prior to such date.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2006 consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the three-month periods ended March 31, 2007 and 2006, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

Earnings per common share data is not presented for the three months ended March 31, 2006 as the Company had no publicly held shares outstanding prior to the Company’s initial public offering on July 5, 2006.  Per share data for the three months ended March 31, 2007 is calculated by utilizing net income and the weighted-average common shares outstanding in the three-month period.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2006 and March 31, 2007, the ESOP owned 518,420 shares of the Company’s common stock, which are held in a suspense account until released for allocation to participants.  As of December 31, 2006 and March 31, 2007, the Company had committed to release 25,921 shares and 32,401 shares, respectively.  The Company recognized compensation expense of $78,000 during the three-month period ended March 31, 2007, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 –OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Service cost	$11	$8
Interest cost	6	5
Amortization of Prior Service Cost	5	5
Total	$22	$18

Effective January 1, 2006, the Bank implemented the DRP.  This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Statements of Financial Accounting Standards Nos. 132 and 158.  The amortization of prior service cost in the three-month period ended March 31, 2007, is also reflected as a reduction in other comprehensive income during the period.

NOTE 5 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur.  SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amount of assets and liabilities measured using another measurement attribute in the face of the statement of financial position.  Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  After evaluating the impact SFAS 159 would have on our consolidated financial statements, we have determined not to early adopt SFAS 159 at this time.

On September 7, 2006, the Emerging Issues Task Force (“EITF”) reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance”.  The scope of EITF Issue No. 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.”  The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”.  EITF Issue No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF Issue No. 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF Issue No. 06-10 on its consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits at the implementation date or during the three months ended March 31, 2007.  The Company had no amounts accrued for tax penalties or interest at March 31, 2007.  Our policy is to record any such penalties and interest as other non-interest expense.  Corporate tax returns which remain subject to examination include: Federal from 2004 to present, Massachusetts from 2004 to present, New York State from 2003 to present and New York City from 2003 to present.

NOTE 6 – EXPECTED SALE OF OUR NEW YORK CITY BRANCH OFFICE

On December 13, 2006, the Bank entered into an agreement to sell the Bank’s branch office building located at 1353-1355 First Avenue, New York, New York.  The purchase price for the building is $28 million.  Under the terms of the agreement, the Bank will receive $10 million in cash at closing and the remaining $18 million will be paid in two equal installments of $9 million on each of the first and second anniversary of the date of the closing pursuant to a promissory note secured by a purchase money real estate mortgage, assignment and security agreement.  The agreement to sell the building is subject to numerous customary undertakings, covenants, obligations and conditions.  Concurrently with the execution of the agreement, the purchaser deposited $200,000 with an escrow agent.  On March 30, 2007, the purchaser’s due diligence period expired, at which time the purchaser delivered an additional $800,000 with the escrow agent.  The sale of the building is expected to be completed in June 2007.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines.  Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K under “Item 1A.  Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets increased by $1.4 million, or 0.5%, to $289.8 million at March 31, 2007 from $288.4 million at December 31, 2006.  Cash and cash equivalents decreased by $9.4 million, or 25.6%, to $27.3 million at March 31, 2007, from $36.7 million at December 31, 2006.  The decrease in short-term liquidity was primarily the result of the deployment of the stock conversion proceeds into higher yielding investment securities and mortgage loans.  Securities held to maturity increased by $2.3 million, or 8.4%, to $29.8 million at March 31, 2007 from $27.5 million at December 31, 2006, due primarily to purchases of $24.7 million in securities compared to $22.6 million of securities that matured.

Loans receivable increased by $8.3 million, or 4.1%, to $209.6 million at March 31, 2007 from $201.3 million at December 31, 2006, due to $17.2 million in loan originations that was partially offset by loan repayments of  $8.9 million.

Deposits decreased by $371,000, or 0.2%, to $188.2 million at March 31, 2007 from $188.6 million at December 31, 2006.  The decrease in deposits was primarily related to a decrease of $236,000 in non-interest bearing accounts due to the seasonal needs of our customers.  The decrease in our interest-bearing accounts was primarily attributable to the continuing intense rate competition in all markets in which we operate and our strategy of offering rates on our deposit accounts that are in the middle of the market.

Advance payments by borrowers for taxes and insurance increased by $1.4 million, or 73.7%, to $3.3 million at March 31, 2007 from $1.9 million at December 31, 2006, due to accumulating balances paid into escrow accounts by borrowers.

Stockholders’ equity increased by $459,000, or 0.5%, to $97.2 million at March 31, 2007, from $96.8 million at December 31, 2006.  This increase was primarily the result of net income of $390,000 and the amortization of $78,000 for the ESOP for the quarter ended March 31, 2007.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Net income decreased by $19,000, or 4.6%, to $390,000 for the quarter ended March 31, 2007 from $409,000 for the quarter ended March 31, 2006.  The decrease was the result of an increase in non-interest expense, which was offset in part by increases in net interest income and noninterest income and a reduction in income taxes.

Net Interest Income.  Net interest income increased by $43,000, or 1.6%, to $2.7 million for the three months ended March 31, 2007 from $2.6 million for the three months ended March 31, 2006.  The increase in net interest income resulted primarily from an increase of $236,000 in interest earned on securities, an increase of $169,000 in interest earned on interest-earning deposits, and an increase of $19,000 in interest earned on our loan portfolio, partially offset by an increase of $381,000 in interest expense on deposits.

Our net interest margin decreased by 51 basis points between these periods from 4.58% during the quarter ended March 31, 2006 to 4.07% during the quarter ended March 31, 2007.  In addition, our net interest spread decreased by 100 basis points from 4.25% for the quarter ended March 31, 2006 to 3.25% for the quarter ended March 31, 2007.  Despite the decrease in net interest margin and net interest spread, our net interest income increased modestly due to an increase in net interest earning assets to $78.1 million in the three-month period ended March 31, 2007, from $39.3 million for the three months ended March 31, 2006.  The increase in net interest earning assets resulted from the deployment of funds received in our initial public stock offering.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$202,209	$3,181	6.29%	$197,042	$3,162	6.42%
Securities	30,330	372	4.91	12,760	136	4.26
Other interest-earning assets	31,576	416	5.27	21,055	247	4.69
Total interest-earning assets	264,115	3,969	6.01	230,857	3,545	6.14
Allowance for loan losses	(1,200)			(1,200)
Noninterest-earning assets	25,135			10,110
Total assets	$288,050			$239,767

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$20,351	24	0.47	$21,904	14	0.26
Savings and club accounts	60,358	104	0.69	71,630	95	0.53
Certificates of deposit	105,349	1,156	4.39	98,039	794	3.24
Total interest-bearing deposits	186,058	1,284	2.76	191,573	903	1.89

Borrowings	–	–	–	–	–	–
Total interest-bearing liabilities	186,058	1,284	2.76	191,573	903	1.89

Noninterest-bearing demand	1,253			1,450
Other liabilities	3,546			2,918
Total liabilities	190,857			195,941

Stockholders’ equity	97,193			43,826
Total liabilities and Stockholders’ equity	$288,050			$239,767
Net interest income		$2,685			$2,642
Interest rate spread			3.25			4.25
Net interest margin			4.07			4.58
Net interest-earning assets	$78,057			$39,284
Average interest-earning assets to average interest-bearing liabilities	141.95%			120.51%

Interest income increased by $424,000, or 12.0%, to $4.0 million for the three months ended March 31, 2007, from $3.5 million for the three months ended March 31, 2006.  Interest income on loans increased by $19,000, or 0.6%, to $3.18 million for the three months ended March 31, 2007 from $3.16 million for the three months ended March 31, 2006.  The average balance of the loan portfolio increased by $5.2 million to $202.2 million for the three months ended March 31, 2007 from $197.0 million for the three months ended March 31, 2006.  The average yield on loans decreased by 13 basis points to 6.29% for the three months ended March 31, 2007 from 6.42% for the three months ended March 31, 2006.

Interest income on securities increased by $236,000, or 173.5%, to $372,000 for the three months ended March 31, 2007 from $136,000 for the three months ended March 31, 2006.  The increase was primarily due to the deployment of the stock conversion proceeds to higher yielding securities, resulting in an increase of $17.6 million in average security balances and an increase in the average yield on securities by 65 basis points to 4.91% for the quarter ended March 31, 2007 from 4.26% for the quarter ended March 31, 2006.

Interest on other interest-earning assets increased by $169,000, or 68.4%, to $416,000 for the three months ended March 31, 2007 from $247,000 for the three months ended March 31, 2006, primarily as a result of the deployment of the stock conversion proceeds into other interest-earning assets and an increase in market short-term interest rates from 2006 to 2007.

Interest expense increased by $381,000, or 42.2%, to $1.3 million for the three months ended March 31, 2007 from $903,000 for the three months ended March 31, 2006.   The increase in interest expense is attributable to a shift of $7.3 million of deposits from lower interest passbook savings into higher interest certificates of deposit, which had the effect of raising the average interest cost by 87 basis points to 2.76%.  During this period, the cost of our certificates of deposit increased 115 basis points to 4.39%.  Interest expense on our other deposit products increased by $19,000, or 17.4%, due to an average cost increase in the rate of interest paid on such deposits of 16 basis points to 0.63%, which was partially offset by a $12.8 million, or 13.7%, decrease in average deposit balances to $80.7 million.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$1,200	$1,200
Provision for loan losses	–	–
Charge-offs	–	–
Recoveries	–	–
Net charge-offs	–	–
Allowance at end of period	$1,200	$1,200

Allowance to nonperforming loans	156.00%	0.00%
Allowance to total loans outstanding at the end of the period	0.57%	0.60%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00%	0.00%

The allowance for loan losses was $1.2 million at March 31, 2007, December 31, 2006, and March 31, 2006.  We did not record any provisions for loan losses and did not have any loan charge-offs or recoveries during the three months ended March 31, 2007 and March 31, 2006.

           The following table provides information with respect to our nonperforming assets at the dates indicated.  We did not have any troubled debt restructurings at the dates presented.

	At March 31, 2007	At December 31, 2006
	(Dollars in thousands)

Nonaccrual loans	$769 (1)	$–
Loans past due 90 days or more and accruing	–	2
Total nonperforming loans	769	2
Other nonperforming assets	–	–
Total nonperforming assets	769	2
Troubled debt restructurings	–	–
Troubled debt restructurings and total nonperforming assets	$769	$2

Total nonperforming loans to total loans	0.37%	–
Total nonperforming loans to total assets	0.27%	–
Total nonperforming assets and troubled debt restructurings to total assets	0.27%	–

(1) Represents one non-residential mortgage loan, secured by three properties, with an outstanding principal balance of $769,000, 90 days past due.  We have classified this non-residential mortgage loan as substandard, placed it on non-accrual status, and commenced a foreclosure action.  Aside from the collateral properties, the debt is secured by personal and corporate guarantees.

At March 31, 2007, we had three multi-family mortgage loans 30-89 days past-due totaling $1.4 million, which we classified as special mention.

Noninterest Income. Noninterest income increased by $69,000, or 61.1%, to $182,000 for the three months ended March 31, 2007 from $113,000 for the three months ended March 31, 2006.  The increase was primarily due to $88,000 in earnings on bank owned life insurance partially offset a decrease of $16,000 in other loan fees and service charges and a decrease of $3,000 in other noninterest income.  We purchased the bank owned life insurance in July 2006.

Noninterest Expense. Noninterest expense increased by $224,000, or 11.0%, to $2.3 million for the three months ended March 31, 2007 from $2.0 million for the three months ended March 31, 2006.  The increase resulted primarily from increases of $81,000 in other noninterest expense, $76,000 in salaries and employee benefits, and $44,000 in equipment expense.

Other noninterest expense increased by $81,000, or 17.8%, to $537,000 in 2007 from $456,000 in 2006 due mainly to expenses associated with being a public company.  The increase in salaries and employee benefits of $76,000, or 7.2%, to $1.13 million in 2007 from $1.05 million in 2006 is associated with the ESOP implemented in connection with our initial public stock offering.  The ESOP expense was $78,000 during the quarter ended March 31, 2007.  Equipment expenses increased by $44,000, or 45.8%, from $96,000 in 2006 to $140,000 in 2007 due to the expenses related to the relocation of our 1355 First Avenue office and the upgrade of equipment.

Income Taxes.  Income tax expense decreased by $93,000, or 29.9%, to $218,000 for the three months ended March 31, 2007, from $311,000 for the three months ended March 31, 2006.  The decrease resulted primarily from a decrease of $112,000 in income before taxes to $608,000 for the three months ended March 31, 2007, as compared to $720,000 for the three months ended March 31, 2006, and the inclusion of $88,000 in tax-exempt earnings on BOLI in the current quarter’s pre-tax earnings.  The effective tax rate was 35.9% for the three months ended March 31, 2007 compared to 43.2% for the same period in 2006.

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the Federal Home Loan Bank of New York.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of:  (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $27.3 million at March 31, 2007 and consist primarily of deposits at other financial institutions and miscellaneous cash items.  Securities classified as available for sale and whose fair value exceeds our cost provide an additional source of liquidity.  Total securities classified as available for sale were $346,000 at March 31, 2007.

At March 31, 2007, we had $11.5 million in loan commitments outstanding, consisting of $5.9 million of real estate loan commitments, $3.2 million in unused real estate equity lines of credit, $2.2 million in unused loans in process, and $203,000 in consumer lines of credit.  Certificates of deposit due within one year of March 31, 2007 totaled $69.4 million.  This represented 65.3% of certificates of deposit at March 31, 2007.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances.  At March 31, 2007, we had the ability to borrow $12.0 million from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $6.0 million each.  At March 31, 2007, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2007, the Bank exceeded all of our regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2007 and the year ended December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Committee, comprised of our chief executive officer, chief financial officer, chief mortgage officer and treasurer, whose function is to communicate, coordinate and control all aspects involving asset/liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The following table presents the change in our net portfolio value at December 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.  The Bank expects that its net portfolio value at March 31, 2007 is materially consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$69,424	$(5,122)	(7)%	26.62%	(105) bp
200	71,083	(3,463)	(5)%	26.97%	(70) bp
100	72,789	(1,757)	(2)%	27.32%	(35) bp
0	74,546	-	-	27.67%	-
(100)	76,135	1,589	2%	27.96%	29 bp
(200)	77,541	2,996	4%	28.20%	53 bp

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

Item 4T.	Controls and Procedures

Not applicable

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Northeast Community Bancorp, Inc.

Date: May 14, 2007	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer