Form 10-Q
period 2007-06-30
NORTHEAST COMMUNITY BANCORP INC
filed 2007-08-14
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐                           No    ☒

As of August 7, 2007, the registrant had 13,225,000 shares of $0.01 par value common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2007	December 31, 2006
	(In thousands, except share and per share data)
ASSETS

Cash and amounts due from depository institutions	$2,736	$2,650
Interest-bearing deposits	38,637	34,099

Cash and Cash Equivalents	41,373	36,749

Securities available for sale	356	355
Securities held to maturity	9,536	27,455
Loans receivable, net of allowance for loan losses of $1,538 and $1,200	238,295	201,306
Bank owned life insurance	8,331	8,154
Premises and equipment, net	4,681	11,117
Federal Home Loan Bank of New York stock, at cost	594	399
Accrued interest receivable	1,143	1,101
Other assets	2,035	1,781

Total Assets	$306,344	$288,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing	$1,397	$1,439
Interest bearing	181,287	187,153

Total Deposits	182,684	188,592

Short-term borrowing	4,000	-
Advance payments by borrowers for taxes and insurance	2,174	1,929
Accounts payable and accrued expenses and taxes	9,572	1,145

Total Liabilities	198,430	191,666
Stockholders’ Equity

Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	–	–
Common stock, $0.01 par value; 19,000,000 shares authorized; issued and outstanding: 13,225,000	132	132
Additional paid-in capital	57,539	57,513
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,795)	(4,925)
Retained earnings	55,160	44,147
Accumulated other comprehensive loss	(122)	(116)

Total Stockholders’ Equity	107,914	96,751

Total Liabilities and Stockholders’ Equity	$306,344	$288,417

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

INTEREST INCOME

Loans	$3,441	$3,151	$6,622	$6,313
Interest-earning deposits	489	413	905	660
Securities - taxable	196	120	568	256

Total Interest Income	4,126	3,684	8,095	7,229

INTEREST EXPENSE

Deposits	1,332	1,072	2,616	1,975

Total Interest Expense	1,332	1,072	2,616	1,975

Net Interest Income	2,794	2,612	5,479	5,254

PROVISION FOR LOAN LOSSES	338	-	338	-

Net Interest Income after Provision for Loan Losses	2,456	2,612	5,141	5,254

NON-INTEREST INCOME

Other loan fees and service charges	85	117	175	223
Net gain from disposition of premises and equipment	18,962	-	18,962	-
Earnings on bank owned life insurance	89	-	177	-
Other	5	2	9	9

Total Non-Interest Income	19,141	119	19,323	232

NON-INTEREST EXPENSES

Salaries and employee benefits	1,521	1,133	2,650	2,186
Net occupancy expense of premises	275	242	540	500
Equipment	127	107	267	203
Outside data processing	155	141	311	286
Advertising	19	19	51	46
Other	642	468	1,179	924

Total Non-Interest Expenses	2,739	2,110	4,998	4,145

Income before Income Taxes	18,858	621	19,466	1,341

INCOME TAXES	8,235	271	8,453	582

Net Income	$10,623	$350	$11,013	$759
Net Income per Common Share – Basic and Diluted	$0.83	N/A (A)	$0.86	N/A (A)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	12,742	N/A (A)	12,739	N/A (A)

(A)           The Company completed its initial public stock offering on July 5, 2006.

See Notes to Consolidated Financial Statements

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Equity	Comprehensive Income
	(In thousands)

Balance at December 31, 2005	$-	$-	$-	$43,089	$31	$43,120
Comprehensive income:	-	-	-	-	-	-
Net income	-	-	-	759	-	759	$759
Unrealized loss on securities available for sale, net of taxes of $(2)	-	-	-	-	(2)	(2)	(2)

Total comprehensive income							$757

Balance at June 30, 2006	$-	$-	$-	$43,848	$29	$43,877

Balance at December 31, 2006	$132	$57,513	$(4,925)	$44,147	$(116)	$96,751
Comprehensive income:
Net income	-	-	-	11,013	-	11,013	$11,013
Unrealized gain on securities available for sale, net of taxes of $1	-	-	-	-	2	2	2
Prior Service Cost – DRP, net of taxes of $6	-	-	-	-	(8)	(8)	(8)

Total comprehensive income							$11,007

ESOP shares earned	-	26	130	-	-	156

Balance at June 30, 2007	$132	$57,539	$(4,795)	$55,160	$(122)	$107,914

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$11,013	$759
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities premiums and (discounts), net	(93)	8
Provision for loan losses	338	-
Provision for depreciation	316	282
Amortization of deferred loan discounts, fees and costs, net	71	76
(Gain) from dispositions of premises and equipment	(18,962)	-
Earnings on bank owned life insurance	(177)	-
Increase in accrued interest receivable	(42)	(36)
Increase in other assets	(513)	(1,405)
Increase in accrued interest payable	3	-
Increase in other liabilities	8,413	152
ESOP shares earned	156	-

Net Cash Provided by (Used in) Operating Activities	523	(164)

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	(21,057)	(11,931)
Purchase of securities held to maturity	(5,000)	-
Proceeds from principal repayments on securities available for sale	4	12
Proceeds from principal repayments on securities held to maturity	23,010	1,253
Purchases of FHLB stock	(195)	(42)
Purchases of premises and equipment	(75)	(900)
Proceeds from sale of premises and equipment	9,080	-

Net Cash Provided by (Used in) Investing Activities	5,767	(11,608)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits	(5,911)	72,660
Proceeds from short-term borrowings	4,000	-
Increase (decrease) in advance payments by borrowers for taxes and insurance	245	(172)

Net Cash (Used in) Provided by Financing Activities	(1,666)	72,488

Net Increase in Cash and Cash Equivalents	4,624	60,716

Cash and Cash Equivalents - Beginning	36,749	27,389

Cash and Cash Equivalents - Ending	$41,373	$88,105

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$981	$639
Interest paid	$2,613	$1,975

Supplemental disclosure of Non-Cash Investing Activities
Loan made in conjunction with sale of premises and equipment	$16,341	$-

See Notes to Consolidated Financial Statements

NORTHEASTCOMMUNITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a Federally chartered corporation that was organized to be the mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006. The accompanying unaudited consolidated financial statements as of and for the three and six-month periods ended June 30, 2007, include the accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The unaudited consolidated financial statements for the three and six months ended June 30, 2006 include only the accounts of the Bank because the Company was not in existence prior to July 5, 2006.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2006 consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the six-month periods ended June 30, 2007 and 2006, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

Earnings per common share data is not presented for the three and six months ended June 30, 2006 as the Company had no shares outstanding prior to the Company’s initial public offering on July 5, 2006.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2006 and June 30, 2007, the ESOP owned 518,420 shares of the Company’s common stock, which are held in a suspense account until released for allocation to participants.  As of December 31, 2006 and June 30, 2007, the Company had committed to release 25,921 shares (which were subsequently allocated) and 12,961 shares, respectively.  The Company recognized compensation expense of $155,729 during the six-month period ended June 30, 2007, which equals the fair value of the ESOP shares committed to be released during that period.

NOTE 4 –OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows (In thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$8	$8	$17	$16
Interest cost	5	5	11	9
Amortization of Prior Service Cost	5	5	10	11
Total	$18	$18	$38	$36

Effective January 1, 2006, the Bank implemented the DRP.  This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Statements of Financial Accounting Standards Nos. 132 and 158.  The amortization of prior service cost in the three-month period and six-month period ended June 30, 2007 is also reflected as a reduction in other comprehensive income during the period.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits at the implementation date or during the six months ended June 30, 2007.  The Company had no amounts accrued for tax penalties or interest at June 30, 2007.  Our policy is to record any such penalties and interest as other non-interest expense.  Corporate tax returns which remain subject to examination include: Federal from 2004 to present, Massachusetts from 2004 to present, New York State from 2003 to present and New York City from 2003 to present.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB
Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued FSP FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. The adoption of FSP FAS 158-1 did not have a material impact on our consolidated financial statements or disclosures.

Note 6 - Significant Events

On June 29, 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York.  The purchase price for the building was $28.0 million.  The Bank received $10.0 million in cash at closing.  The remaining $18.0 million will be paid in two installments of $9.0 million on each of June 29, 2008 and June 29, 2009, pursuant to a zero coupon promissory note secured by a purchase money real estate mortgage, assignment and security agreement.  The zero coupon note was recorded at its present value of $16.3 million.

The sale of the branch office resulted in a pre-tax gain of $19.0 million or a net gain of $10.7 million after providing for $8.3 million in income taxes.  The sale also provided an increase in total assets of $19.0 million represented by increases of $9.1 million in cash and $16.3 million in loans receivable partially offset by decreases of $6.2 million in property and equipment and $263,000 in other assets.  The sale provided an increase in total liabilities of $8.3 million related to the accrual of income taxes on the sale gain.

In connection with the sale of the branch office building, the Bank will enter into a 99-year lease to enable the Bank to retain a branch office at 1353-55 First Avenue.  This lease will be effective upon the completion of the new building to be constructed (projected to be in 2010) and will be for less than 2 ½% of the properties available square footage.  In anticipation of the sale, and the renovation of the building by its new owner, in December 2006, the Bank temporarily relocated its 1353-55 First Avenue branch office to 1470 First Avenue, New York, New York.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within its market area and its lending territory. We attract deposits from the general public and use such funds primarily to originate multifamily residential real estate loans, mixed use real estate loans and nonresidential real estate loans.  We also originate a limited amount of consumer loans.  In addition, we operate a loan production office in Wellesley, Massachusetts.

Overview

Net income for the three and six months ended June 30, 2007, was $10.6 million and $11.0 million, respectively, substantial increases over the $350,000 and $759,000, respectively, recorded for the same prior year periods.  However, these increases were largely due to the sale of the branch office at 1353-55 First Avenue, New York, New York.  The sale of the branch office provided a pre-tax gain of $19.0 million or a net gain of $10.7 million after providing for $8.3 million in income taxes.  The sale also provided an increase in total assets of $19.0 million represented by increases of $9.1 million in cash and $16.3 million in loans receivable partially offset by decreases of $6.2 million in property and equipment and $263,000 in other assets.  The sale provided an increase in total liabilities of $8.3 million related to the accrual of income taxes on the sale gain.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets increased by $17.9 million, or 6.2%, to $306.3 million at June 30, 2007 from $288.4 million at December 31, 2006.  Cash and cash equivalents increased by $4.7 million, or 12.6%, to $41.4 million at June 30, 2007, from $36.7 million at December 31, 2006.  The increase was primarily the result of the $9.1 million proceeds received from the sale of the Bank’s branch office building located at 1353-55 First Avenue and the $4.0 million in short-term Federal Home Loan Bank borrowings.  Securities held to maturity decreased by $18.0 million, or 65.3%, to $9.5 million at June 30, 2007 from $27.5 million at December 31, 2006, due primarily to repayment and maturities of $23.0 million, which exceeded purchases of $5.0 million.  The funds were redeployed primarily to fund increased loan originations.

Loans receivable increased by $37.0 million, or 18.4%, to $238.3 million at June 30, 2007 from $201.3 million at December 31, 2006, due to loan originations of $54.3 million exceeding loan repayments of $17.0 million.  Included in loan originations is the $16.3 million present value of the promissory note the Bank received in connection with the sale of the Bank’s branch office building located at 1353-55 First Avenue.

Premises and equipment decreased by $6.4 million, or 57.9%, to $4.7 million at June 30, 2007, from $11.1 million at December 31, 2006, due primarily to the sale of our First Avenue property, which had a cost basis of $6.1 million.

Deposit balances decreased by $5.9 million, or 3.1%, to $182.7 million at June 30, 2007 from $188.6 million at December 31, 2006.  The decrease in deposits occurred in all deposit types, with certificates of deposits decreasing by $2.9 million, or 2.7%, regular savings decreasing by $2.5 million, or 4.2%, interest bearing checking and money market accounts decreasing by $490,000 or 2.3%, and non-interest bearing accounts decreasing by $42,000, or 2.9%.  The decrease was primarily attributed to the continuing intense interest rate competition in all markets in which we operate and our strategy of offering interest rates on our deposit accounts that are in the middle of the market.

Short-term borrowings from the Federal Home Loan Bank of New York increased to $4.0 million at June 30, 2007 reflecting a decision to increase short-term liquidity.

Other liabilities increased by $8.5 million, or 736.0%, to $9.6 million at June 30, 2007 from $1.1 million at December 31, 2006.  The increase was due to an increase of $7.8 million in accrued income taxes, largely the result of the $19.0 million gain from the disposition of the Bank’s branch office building located at 1353-55 First Avenue, and an increase of $700,000 in other liabilities.

Stockholders’ equity increased by $11.1 million, or 11.5%, to $107.9 million at June 30, 2007, from $96.8 million at December 31, 2006.  This increase was primarily the result of $11.0 million in net income.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General.  Net income increased by $10.3 million, or 2,935.1%, to $10.6 million for the three months ended June 30, 2007 from $350,000 for the three months ended June 30, 2006.  The increase was primarily the result of the $19.0 million gain ($10.7 million net of income taxes) from the disposition of the Bank’s branch office building located at 1353-55 First Avenue.

Net Interest Income.  Net interest income increased by $182,000, or 7.0%, to $2.8 million for the three months ended June 30, 2007 from $2.6 million for the three months ended June 30, 2006.  The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $27.4 million, partially offset by a 44 basis point decrease in our net interest rate spread to 3.32% for the three months ended June 30, 2007 from 3.76% for the three months ended June 30, 2006.  The net interest margin decreased 5 basis points to 4.20% for the three months ended June 30, 2007 from 4.25% for the three months ended June 30, 2006.  The decrease in the interest rate spread and net interest margin in the second quarter of 2007 over the same period in 2006 was due mainly to the cost of our interest-bearing liabilities increasing to a greater degree than the increase in the yield earned on our interest-earning assets.  The decrease in the net interest margin was mitigated somewhat by the increase in net interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$213,182	$3,441	6.46%	$201,853	$3,151	6.24%
Securities - taxable	16,233	196	4.83	12,217	120	3.93
Other interest-earning assets	36,963	489	5.29	31,849	413	5.19
Total interest-earning assets	266,378	4,126	6.20	245,919	3,684	5.99
Allowance for loan losses	(1,204)			(1,200)
Noninterest-earning assets	24,510			11,467
Total assets	$289,684			$256,186

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand	$20,705	$27	0.52%	$20,898	$16	0.31%
Savings and club accounts	59,236	103	0.70	69,353	121	0.70
Certificates of deposit	104,941	1,202	4.58	101,642	935	3.68
Total interest-bearing deposits	184,882	1,332	2.88	191,893	1,072	2.23

FHLB advances	88	-	-	-	-	-
Total interest-bearing liabilities	184,970	1,332	2.88	191,893	1,072	2.23

Noninterest-bearing demand	1,291			15,867
Other liabilities	5,909			4,259
Total liabilities	192,170			212,019

Stockholders’ equity	97,514			44,167
Total liabilities and Stockholders’ equity	$289,684			$256,186
Net interest income		$2,794			$2,612
Interest rate spread			3.32%			3.76%
Net interest margin			4.20%			4.25%
Net interest-earning assets	$81,408			$54,026
Average interest-earning assets to average interest-bearing liabilities	144.01%			128.15%

Interest income increased by $442,000, or 12.0%, to $4.1 million for the three months ended June 30, 2007, from $3.7 million for the three months ended June 30, 2006.  Interest income on loans increased by $290,000, or 9.2%, to $3.44 million for the three months ended June 30, 2007 from $3.15 million for the three months ended June 30, 2006.  The average balance of the loan portfolio increased by $11.3 million to $213.2 million for the three months ended June 30, 2007 from $201.9 million for the three months ended June 30, 2006.  The average yield on loans increased 22 basis points to 6.46% for the three months ended June 30, 2007 from 6.24% for the three months ended June 30, 2006.

Interest income on securities increased by $76,000, or 63.3%, to $196,000 for the three months ended June 30, 2007 from $120,000 for the three months ended June 30, 2006.  The increase was primarily due to an increase in average balance of securities to $16.2 million from $12.2 million and an increase in the average yield on securities of 90 basis points to 4.83% for the three months ended June 30, 2007 from 3.93% for the three months ended June 30, 2006.

Interest on other interest-earning assets increased $76,000, or 18.4%, to $489,000 for the three months ended June 30, 2007 from $413,000 for the three months ended June 30, 2006.  The increase was primarily the result of a 10 basis point increase in the yield to 5.29% for the three months ended June 30, 2007 from 5.19% for the three months ended June 30, 2006, plus an increase in average balance of other interest-earning assets to $37.0 million for the three months ended June 30, 2007 as compared to $31.8 million for the three months ended June 30, 2006.  The increased average balance of other interest-earning assets was due to the deployment of the stock conversion proceeds.

Interest expense increased $260,000, or 24.3%, to $1.3 million for the three months ended June 30, 2007 from $1.1 million for the three months ended June 30, 2006.  The increase in interest expense was due to generally higher deposit rates and a shift of $3.3 million of average deposits from lower interest rate passbook savings into higher interest rate certificate of deposits, which had the effect of raising the average interest cost by 65 basis points to 2.88% for the three months ended June 30, 2007 from 2.23% for the three months ended June 30, 2006.  During this period, the cost of our certificate of deposits increased 90 basis points to 4.58% for the three months ended June 30, 2007 from 3.68% for the three months ended June 30, 2006.  Interest expense on our other deposit products decreased by $7,000, or 5.1%, due to a $10.3 million, or 11.4% decrease in average balance partially offset by an average cost decrease in the rate of interest paid on these deposits of 4 basis points to 0.65% for the three months ended June 30, 2007 from 0.61% for the three months ended June 30, 2006.

Provision for Loan Losses.  The allowance for loan losses increased by $338,000 to $1.5 million at June 30, 2007 as a result of a provision for loan losses of $338,000 during the three months ended June 30, 2007.  The primary reason for this increase was the growth of the Bank’s loan portfolio and the increase in non-performing loans.  The allowance for loan losses as of June 30, 2007 represented 0.64% of total loans, compared to 0.59% of total loans as of June 30, 2006.   See additional discussing in the comparison of operating results for the six-month period.

There were no charge-offs or recoveries during the three months ended June 30, 2007 and 2006, and there was no provision for loan losses for the three months ended June 30, 2006.

Non-interest Income.  Non-interest income increased $19.0 million, or 15,984.9%, to $19.1 million for the three months ended June 30, 2007 from $119,000 for the three months ended June 30, 2006.  The increase was the result of the $19.0 million gain from the disposition of the Bank’s branch office building located at 1353-55 First Avenue, New York, New York.  In addition, we earned $89,000 on our investment in bank-owned life insurance, which was purchased after June 30, 2006.

Non-interest Expense.  Non-interest expense increased $629,000, or 29.8%, to $2.7 million for the three months ended June 30, 2007 from $2.1 million for the three months ended June 30, 2006.  The increase resulted primarily from increases of $388,000 in salaries and employee benefits, $174,000 in other noninterest expense, $33,000 in net occupancy expense, $20,000 in equipment expense, and $14,000 in outside data processing.

The increase in salaries and employee benefits of $388,000, or 34.2%, to $1.5 million in 2007 from $1.1 million in 2006 was due to a  $161,000 mid-year goal attainment payment made to employees, a $140,000 severance agreement made with a long-time officer, and the ESOP implemented in connection with our initial public offering.  Other non-interest expense increased by $174,000, or 37.2%, to $642,000 in 2007 from $468,000 in 2006 due mainly to expenses associated with being a public company.

Occupancy expense increased by $33,000, or 13.6%, to $275,000 in 2007 from $242,000 in 2006 due to expenses related to the relocation of our 1353-55 First Avenue office.  Equipment expense increased by $20,000, or 18.7%, to $127,000 in 2007 from $107,000 in 2006 due to the purchase and/or upgrade of various equipment and computer software.  Outside data processing increased by $14,000, or 9.9%, to $155,000 in 2007 from $141,000 in 2006 due to increased processing cost of our ATM network.

Income Taxes.  Income tax expense increased $7.9 million, or 2,938.7%, to $8.2 million for the three months ended June 30, 2007, from $271,000 for the three months ended June 30, 2006.  The increase resulted primarily from the $18.2 million increase in pre-tax income in 2007 compared to 2006.  The effective tax rate was 43.7% for the three months ended June 30, 2007, compared to 43.6% for the same period in 2006.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General.  Net income increased by $10.3 million, or 1,351.0%, to $11.0 million for the six months ended June 30, 2007 from $759,000 for the six months ended June 30, 2006.  The increase was primarily the result of the $19.0 million gain ($10.7 million net of income taxes) from the disposition of the Bank’s branch office building located at 1353-55 First Avenue.

Net Interest Income.  Net interest income increased by $225,000, or 4.3%, to $5.5 million for the six months ended June 30, 2007 from $5.3 million for the six months ended June 30, 2006.  The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $33.1 million, partially offset by a 72 basis point decrease in net interest rate spread to 3.28% for the six months ended June 30, 2007 from 4.00% for the six months ended June 30, 2006.  The net interest margin decreased 28 basis points to 4.13% in the current six-month period from 4.41% in the prior period.  The decrease in the interest rate spread and net interest margin in the current six-month period of 2007 over the same period in 2006 was due mainly to the cost of our interest-bearing liabilities increasing to a greater degree than the increase in the yield earned on our interest earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$207,726	$6,622	6.38%	$199,447	$6,313	6.33%
Securities - taxable	23,243	568	4.89	12,489	256	4.10
Other interest-earning assets	34,285	905	5.28	26,452	660	4.99
Total interest-earning assets	265,254	8,095	6.10	238,388	7,229	6.06
Allowance for loan losses	(1,202)			(1,200)
Noninterest-earning assets	24,821			10,789
Total assets	$288,873			$247,977

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand	$20,529	$52	0.51%	$21,401	$31	0.29%
Savings and club accounts	59,794	206	0.69	70,492	216	0.61
Certificates of deposit	105,144	2,358	4.49	99,840	1,728	3.46
Total interest-bearing deposits	185,467	2,616	2.82	191,733	1,975	2.06

FHLB advances	44	-	-	-	-	0.00
Total interest-bearing liabilities	185,511	2,616	2.82	191,733	1,975	2.06

Noninterest-bearing demand	1,272			8,658
Other liabilities	4,736			3,589
Total liabilities	191,519			203,980

Stockholders’ equity	97,354			43,997
Total liabilities and Stockholders’ equity	$288,873			$247,977
Net interest income		$5,479			$5,254
Interest rate spread			3.28%			4.00%
Net interest margin			4.13%			4.41%
Net interest-earning assets	$79,743			$46,655
Average interest-earning assets to average interest-bearing liabilities	142.99%			124.33%

Interest income increased by $866,000, or 12.0%, to $8.1 million for the six months ended June 30, 2007, from $7.2 million for the six months ended June 30, 2006.  Interest income on loans increased by $309,000, or 4.9%, to $6.6 million for the six months ended June 30, 2007 from $6.3 million for the six months ended June 30, 2006.  The average balance of the loan portfolio increased by $8.3 million to $207.7 million for the six months ended June 30, 2007 from $199.4 million for the six months ended June 30, 2006.  The average yield on loans increased 5 basis points to 6.38% for the six months ended June 30, 2007 from 6.33% for the six months ended June 30, 2006.

Interest income on securities increased by $312,000, or 121.9%, to $568,000 for the six months ended June 30, 2007 from $256,000 for the six months ended June 30, 2006.  The increase was primarily due to an increase in the average yield on securities of 79 basis points to 4.89% for the six months ended June 30, 2007 from 4.10% for the six months ended June 30, 2006, plus an increase in the average balance of securities from $12.5 million in the 2006 period to $23.2 million in the 2007 period.

Interest on other interest-earning assets increased $245,000, or 37.1%, to $905,000 for the six months ended June 30, 2007 from $660,000 for the six months ended June 30, 2006.  The increase was primarily as a result of a 29 basis point increase in the yield on such assets to 5.28% for the six months ended June 30, 2007 from 4.99% for the six months ended June 30, 2006 and an increase in the average balance of other interest-earning assets to $34.3 million for the six months ended June 30, 2007 as compared to $26.5 million for the six months ended June 30, 2006.  The increased average balance of other interest-earning assets was due to the deployment of the stock conversion proceeds.

Interest expense increased $641,000, or 32.5%, to $2.6 million for the six months ended June 30, 2007 from $2.0 million for the six months ended June 30, 2006.  The increase in interest expense was due to generally higher deposit rates and a shift of $5.3 million of average deposits from lower interest rate passbook savings into higher interest rate certificate of deposits, which had the effect of raising the average interest cost by 76 basis points to 2.82% for the six months ended June 30, 2007 from 2.06% for the six months ended June 30, 2006.  During this period, the cost of our certificates of deposit increased 103 basis points to 4.49% for the six months ended June 30, 2007 from 3.46% for the six months ended June 30, 2006.  Interest expense on our other deposit products increased by $11,000, or 4.5%, due to an average cost increase in the rate of interest paid on these deposits of 10 basis points to 0.64% for the six months ended June 30, 2007 from 0.54% for the six months ended June 30, 2006, partially offset by a $11.6 million decrease in average balance.

Provision for Loan Losses. The allowance for loan losses increased by $338,000 to $1.5 million at June 30, 2007 as a result of a provision for loan losses of $338,000 during the six months ended June 30, 2007.  The primary reason for this increase was the growth of the Bank’s loan portfolio and the increase in non-performing loans.  The allowance for loan losses as of June 30, 2007 represented 0.64% of total loans compared to 0.59% of total loans as of June 30, 2006.

There were no charge-offs or recoveries during the six months ended June 30, 2007 and 2006, and there was no provision for loan losses for the six months ended June 30, 2006.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At June 30, 2007	At December 31, 2006
	(Dollars in thousands)
Non-accrual loans	$1,484	$-
Loans 90 days or more delinquent and accruing	409	2
Other non-performing loans	-	-
Total non-performing loans	$1,893	$2

Troubled debt restructurings	-	-

Troubled debt restructurings and total non-performing assets	$1,893	$2

Total non-performing loans to total loans	0.79%	0.00%
Total non-performing loans to total assets	0.62%	0.00%
Total non-performing assets and troubled debt restructurings to total assets	0.62%	0.00%

At June 30, 2007, we had two non-residential mortgage loans totaling $1.2 million that were classified as substandard and that are non-accruing.  We are in the process of foreclosing on these two properties.  Based upon collateral appraisals and our inspections of the condition of the properties securing these loans, $235,000 in specific loan loss reserves were established.

We also had a mixed-use mortgage loan totaling $284,000 that was classified as substandard and non-accruing.  Subsequent to June 30, 2007, we obtained title to the property through foreclosure proceedings.  Ultimately, we do not anticipate a loss on the disposition of this parcel of real estate owned.

At June 30, 2007, we had one multi-family mortgage loan totaling $409,000 that was more than 90 days delinquent and still accruing.  We classified this loan as special mention because the borrower has agreed to a loan workout payment schedule.  We do not anticipate a loss on this loan.

Non-interest Income.  Non-interest income increased $19.1 million, or 8,228.9%, to $19.3 million for the six months ended June 30, 2007 from $232,000 for the six months ended June 30, 2006.  The increase was primarily the result of the $19.0 million gain from the disposition of the Bank’s branch office building located at 1353-55 First Avenue.  In addition, we earned $177,000 on our investment in bank-owned life insurance, which was purchased after June 30, 2006.

Non-interest Expense.  Non-interest expense increased $853,000, or 20.6%, to $5.0 million for the six months ended June 30, 2007 from $4.1 million for the six months ended June 30, 2006.  The increase resulted primarily from increases of $464,000 in salaries and employee benefits, $255,000 in other noninterest expense, and $64,000 in equipment expense.

The increase in salaries and employee benefits of $464,000, or 21.2%, to $2.7 million in 2007 from $2.2 million in 2006 was due to a $161,000 mid-year goal attainment payment made to employees, a $140,000 severance agreement made with a long-time officer, and the ESOP implemented in connection with our initial public offering.  Other non-interest expense increased by $255,000, or 27.6%, to $1.2 million in 2007 from $924,000 in 2006 due mainly to expenses associated with being a public company.

Equipment expense increased by $64,000, or 31.5%, to $267,000 in 2007 from $203,000 in 2006 due to the purchase and/or upgrade of various equipment and computer software.

Income Taxes.  Income tax expense increased $7.9 million, or 1,352.4%, to $8.5 million for the six months ended June 30, 2007, from $582,000 for the six months ended June 30, 2006.  The increase resulted from the $18.1 million increase in pre-tax income in 2007 compared to 2006.  The effective tax rate was 43.4% for the six months ended June 30, 2007, compared to 43.4% for the same period in 2006.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $41.4 million at June 30, 2007 and consist primarily of deposits at other financial institutions and miscellaneous cash items.  Securities classified as available for sale and whose fair value exceeds our cost provide an additional source of liquidity.  Total securities classified as available for sale were $356,000 at June 30, 2007.

At June 30, 2007, we had $17.1 million in loan commitments outstanding, consisting of $11.2 million of real estate loan commitments, $3.3 million in unused real estate equity lines of credit, $1.6 million in unused loans in process, $750,000 in unused commercial business lines of credit, and $211,000 in consumer lines of credit.  Certificates of deposit due within one year of June 30, 2007 totaled $66.6 million.  This represented 65.1% of certificates of deposit at June 30, 2007.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances.  At June 30, 2007, we had the ability to borrow $12.0 million from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $6.0 million each.  At June 30, 2007, we had $4.0 million in Federal Home Loan Bank short-term advances outstanding.  The overall level of interest rates affects deposit flows, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2007, the Bank exceeded all of our regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2007 and the year ended December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Committee, comprised of our chief executive officer, chief financial officer, chief mortgage officer, chief retail banking officer and treasurer, whose function is to communicate, coordinate and control all aspects involving asset/liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The following table presents the change in our net portfolio value at March 31, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.  The Bank expects that its net portfolio value at June 30, 2007 is materially consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$71,826	$(3,607)	(5)%	27.14%	(44)
200	73,064	(2,369)	(3)	27.32	(27)
100	74,268	(1,165)	(2)	27.46	(12)
0	75,433	-	-	27.58	-
(100)	76,313	880	1	27.61	3
(200)	76,870	1,437	2	27.54	(5)

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

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Annual Meeting of Stockholders of the Company was held on May 17, 2007.  By a vote of 12,628,206 for, 0 against, 0 abstentions, the meeting was adjourned until June 5, 2007.  The final results of the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes For	Votes Withheld

Arthur M. Levine	11,375,847	647,768

Kenneth A. Martinek	11,355,537	668,078

John F. McKenzie	11,397,226	626,389

2.	The Northeast Community Bancorp, Inc. 2007 Equity Incentive Plan was not adopted based upon the following vote:

Including shares held by Northeast Community Bancorp, MHC:

For: 9,844,333;       Against: 1,062,843;       Abstain: 65,330

Not including shares held by Northeast Community Bancorp, MHC:

For: 2,570,583;       Against: 1,062,843;       Abstain: 65,330

There were a total of 1,051,109 broker non-votes relating to this matter.

3.
The appointment of Beard Miller Company, LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007 was ratified by stockholders by the following vote:

For: 11,919,005;       Against: 70,918;       Abstain: 33,692

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

Northeast Community Bancorp, Inc.

Date: August 14, 2007	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer