Form 10-Q
period 2007-09-30
NORTHEAST COMMUNITY BANCORP INC
filed 2007-11-14
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes☐                           No ☒

As of November 13, 2007, the registrant had 13,225,000 shares of $0.01 par value common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	September 30, 2007	December 31, 2006
	(In thousands, except for share and per share amounts)

ASSETS

Cash and amounts due from depository institutions	$2,634	$2,650
Interest-bearing deposits	32,609	34,099

Cash and Cash Equivalents	35,243	36,749

Securities available for sale	350	355
Securities held to maturity	9,182	27,455
Loans receivable, net of allowance for loan losses of $1,489 and $1,200, respectively	256,612	201,306
Premises and equipment, net	4,597	11,117
Federal Home Loan Bank of New York stock, at cost	414	399
Bank owned life insurance	8,423	8,154
Accrued interest receivable	1,287	1,101
Other assets	1,565	1,781

Total Assets	$317,673	$288,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,420	$1,439
Interest bearing	198,520	187,153

Total Deposits	199,940	188,592

Advance payments by borrowers for taxes and insurance	3,706	1,929
Accounts payable and accrued expenses	5,662	1,145

Total Liabilities	209,308	191,666

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value: 1,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 19,000,000 shares authorized, issued and outstanding: 13,225,000 shares	132	132
Additional paid in capital	57,542	57,513
Unearned ESOP shares	(4,730)	(4,925)
Retained earnings	55,550	44,147
Accumulated other comprehensive loss	(129)	(116)

Total Stockholders’ Equity	108,365	96,751

Total Liabilities and Stockholders’ Equity	$317,673	$288,417

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except for per share amounts)

INTEREST INCOME

Loans	$3,884	$3,275	$10,506	$9,588
Interest-earning deposits	538	549	1,443	1,209
Securities	140	287	708	543

Total Interest Income	4,562	4,111	12,657	11,340

INTEREST EXPENSE

Deposits	1,486	1,225	4,102	3,200
Short-term borrowings	18	-	18	-

Total Interest Expense	1,504	1,225	4,120	3,200

Net Interest Income	3,058	2,886	8,537	8,140

PROVISION FOR LOAN LOSSES	-	-	338	-

Net Interest Income after Provision for Loan Losses	3,058	2,886	8,199	8,140

NON-INTEREST INCOME

Other loan fees and service charges	99	111	274	334
Net gain from premises and equipment	-	-	18,962	-
Earnings on bank owned life insurance	92	62	269	62
Other	4	6	13	15

Total Non-Interest Income	195	179	19,518	411

NON-INTEREST EXPENSES

Salaries and employee benefits	1,248	1,296	3,898	3,482
Net occupancy expense of premises	275	264	815	764
Equipment	101	119	368	322
Outside data processing	167	147	478	433
Advertising	17	36	68	82
Other	554	492	1,733	1,416

Total Non-Interest Expenses	2,362	2,354	7,360	6,499

Income before Income Taxes	891	711	20,357	2,052

INCOME TAXES	337	299	8,790	881

Net Income	$554	$412	$11,567	$1,171

Net Income per common share-basic	$.04	$.03	$0.91	N/A
Weighted average number of common shares outstanding- basic	12,749	12,016	12,742	N/A
Dividends declared per common share	$0.03	$0.00	$0.03	$0.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income
	(In thousands)
Balance at December 31, 2005	$-	$-	$-	$43,089	$31	$43,120
Comprehensive income:
Net income	-	-	-	1,171	-	1,171	$1,171
Unrealized gain on securities available for sale, net of taxes of $3	-	-	-	-	6	6	6
ESOP shares earned	-	8	194	-	-	202
Capitalization of Mutual Holding Company	-	-	-	(500)	-	(500)
Issuance of common stock	132	57,495	-	-	-	57,627
Common stock acquired by ESOP	-	-	(5,184)	-	-	(5,184)
Total comprehensive income							$1,177
Balance at September 30, 2006	$132	$57,503	$(4,990)	$43,760	$37	$96,442

Balance at December 31, 2006	$132	$57,513	$(4,925)	$44,147	$(116)	$96,751
Comprehensive income:
Net income	-	-	-	11,567	-	11,567	$11,567
Unrealized loss on securities available for sale, net of taxes of $1	-	-	-	-	(1)	(1)	(1)
Prior Service Cost – DRP, net of taxes of $10	-	-	-	-	(12)	(12)	(12)
Cash dividend declared ($0.03 per share)	-	-	-	(164)	-	(164)
ESOP shares earned	-	29	195	-	-	224
Total Comprehensive Income							$11,554
Balance at September 30, 2007	$132	$57,542	$(4,730)	$55,550	$(129)	$108,365

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$11,567	$1,171
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities premiums and discounts, net	(95)	(115)
Provision for loan losses	338	-
Provision for depreciation	442	417
Amortization of deferred loan discounts, fees and costs, net	107	114
(Gain) from dispositions of premises and equipment	(18,962)	-
(Increase) in bank owned life insurance	(269)	(62)
(Increase) in accrued interest receivable	(186)	(36)
(Increase) in other assets	(37)	(92)
Increase in accrued interest payable	8	7
Increase (decrease) in other liabilities	4,323	(87)
ESOP shares earned	224	202

Net Cash (Used in) Provided by Operating Activities	(2,540)	1,519

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) in loans	(39,410)	(6,593)
Purchase of securities held to maturity	(5,000)	(40,459)
Proceeds from principal repayments on securities available for sale	6	14
Proceeds from principal repayments on securities held to maturity	23,365	4,079
Purchases of FHLB stock	(15)	(42)
Purchases of premises and equipment	(117)	(6,559)
Proceeds from sale of premises and equipment	9,080	-
Purchase of bank owned life insurance	-	(8,000)

Net Cash (Used in) Investing Activities	(12,091)	(57,560)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	11,348	(3,053)
Increase in advance payments by borrowers for taxes and insurance	1,777	1,100
Net proceeds of initial public stock offering	-	57,627
Common stock acquired by ESOP	-	(5,184)
Initial capitalization of mutual holding company	-	(500)

Net Cash Provided by Financing Activities	13,125	49,990

Net Decrease in Cash and Cash Equivalents	(1,506)	(6,051)

Cash and Cash Equivalents - Beginning	36,749	27,389

Cash and Cash Equivalents - Ending	$35,243	$21,338

Income taxes paid	$4,865	$1,087
Interest paid	$4,112	$3,193

See Notes to Consolidated Financial Statements.

NORTHEAST COMMUNITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a Federally-chartered corporation that was organized to be the mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006.  The accompanying unaudited consolidated financial statements as of and for the three and nine-month periods ended September 30, 2007, include the accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2006 consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows should be read in conjunction with the 2006 consolidated financial statements and notes thereto, as included in the Company’s annual report on Form 10-K.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.

NOTE 2 – EARNINGS AND DIVIDENDS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the three and nine-month periods ended September 30, 2007 and 2006, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

Earnings per common share data is not presented for the nine months ended September 30, 2006 as the Company had no publicly held shares outstanding prior to the Company’s initial public offering on July 5, 2006.

On September 26, 2007, the Company’s Board of Directors declared the Company’s first quarterly cash dividend of $0.03 per share, reflecting an annual cash dividend rate of $0.12 per share.  The dividend is payable on or about November 15, 2007, to stockholders of record as of October 12, 2007, and is expected to total approximately $164,000.  The Company’s mutual holding company and majority stockholder, Northeast Community Bancorp, MHC, waived its right to receive this dividend on the 7,273,750 shares of Company common stock it owns.  Such dividend waived totaled approximately $218,000.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The ESOP owns 518,420 shares of the Company’s common stock, which are held in a suspense account until released for allocation to participants.  As of December 31, 2006 and September 30, 2007, the Company had committed to release 25,921 shares (which were subsequently allocated) and 19,441 shares, respectively.  The Company recognized compensation expense of $224,000 and 202,000, respectively, during the nine-month periods ended September 30, 2007 and 2006, and $68,000 and $202,000, respectively, during the three-month periods ended September 30, 2007 and 2006, which equals the fair value of the ESOP shares committed to be released during those periods.

NOTE 4 –OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows (In thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$8	$8	$25	$24
Interest cost	5	5	16	14
Amortization of Prior Service Cost	5	5	15	15
Total	$18	$18	$56	$53

Effective January 1, 2006, the Bank implemented the DRP.  This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Statements of Financial Accounting Standards Nos. 132 and 158.  The amortization of prior service cost in the three-month period and nine-month period ended September 30, 2007 is also reflected as a reduction in other comprehensive income during the period.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur.  SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amount of assets and liabilities measured using another measurement attribute in the face of the statement of financial position.  Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.   The Company is currently evaluating the potential effect, if any, of SFAS 159 on our consolidated financial position, results of operations and cash flow.

On September 7, 2006, the Emerging Issues Task Force (“EITF”) reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance”.

The scope of EITF Issue No. 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.”  The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 was effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits at the implementation date or during the nine months ended September 30, 2007.  The Company had no amounts accrued for tax penalties or interest at September 30, 2007.  Our policy is to record any such penalties and interest as other non-interest expense.  Corporate tax returns which remain subject to examination include: Federal from 2004 to present, Massachusetts from 2004 to present, New York State from 2003 to present and New York City from 2003 to present.

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

In connection with the sale of the branch office building, the Bank will enter into a 99-year lease to enable the Bank to retain a branch office at 1353-55 First Avenue.  This lease will be effective upon the completion of the new building to be constructed (projected to be in 2010) and the office space subject to the lease will represent less than 2.5% of the available square footage at the renovated property.  In anticipation of the sale, and the renovation of the building by its new owner, in December 2006, the Bank temporarily relocated its 1353-55 First Avenue branch office to 1470 First Avenue, New York, New York.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2007 and 2006 is intended to assist in understanding the financial condition and results of operations of the Northeast Community Bancorp, Inc. (the “Company”).  The information contained in this section should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Northeast Community Bank’s (the “Bank”) market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines.  Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Overview

Net income for the three and nine months ended September 30, 2007, was $554,000 and $11.6 million, respectively, as compared to the $412,000 and $1.2 million, respectively, recorded for the prior year periods.  The increase in earnings for the nine months ended September 30, 2007 was largely due to the sale of the branch office at 1353-55 First Avenue, New York, New York in June 2007.  The sale of the branch office provided a pre-tax gain of $19.0 million or a net gain of $10.7 million after providing for $8.3 million in income taxes.

The sale also provided an increase in total assets of $19.0 million represented by increases of $9.1 million in cash and $16.3 million in loans receivable partially offset by decreases of $6.2 million in property and equipment and $263,000 in other assets.  The sale provided an increase in total liabilities of $8.3 million related to the accrual of income taxes on the sale gain.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 were $317.7 million, an increase of $29.3 million, or 10.1%, from total assets of $288.4 million at December 31, 2006.  Cash and cash equivalents decreased by $1.5 million, or 4.1%, to $35.2 million at September 30, 2007, from $36.7 million at December 31, 2006.  Securities held to maturity decreased by $18.3 million, or 66.6%, to $9.2 million at September 30, 2007 from $27.5 million at December 31, 2006, due primarily to repayments and maturities exceeding purchases.  The decrease in short-term liquidity and securities held to maturity was primarily the result of cash used to fund the origination of new loans.

Loans receivable increased by $55.3 million, or 27.5%, to $256.6 million at September 30, 2007 from $201.3 million at December 31, 2006, due primarily to loan originations of $76.4 million exceeding loan repayments of $20.8 million.  Included in loan originations is the promissory note that the Bank received in connection with the sale of the Bank’s branch office building located at 1353-55 First Avenue which has a $16.3 million net present value.

Premises and equipment decreased by $6.5 million, or 58.6%, to $4.6 million at September 30, 2007, from $11.1 million at December 31, 2006, due primarily to the sale of our First Avenue property that had a cost basis of $6.1 million.

Deposit balances increased by $11.3 million, or 6.0%, to $199.9 million at September 30, 2007 from $188.6 million at December 31, 2006.  The increase was primarily attributable to an effort by the Bank to increase deposits through the offering of competitive interest rates in a nationwide certificate of deposits listing service.  As a result, the Bank has attracted a total of $19.4 million in these certificates of deposits at September 30, 2007.

Advance payments by borrowers for taxes and insurance increased by $1.8 million, or 92.1%, to $3.7 million at September 30, 2007 from $1.9 million at December 31, 2006, due primarily to the timing of remittances to municipalities, which are primarily semi-annual in June and December.

Other liabilities increased by $4.5 million, or 394.5%, to $5.7 million at September 30, 2007 from $1.1 million at December 31, 2006, due to an increase of  $3.9 million in income taxes liabilities largely the result of the $19.0 million gain from the disposition of the Bank’s branch office building located at 1353-55 First Avenue.

Stockholders’ equity increased by $11.6 million, or 12.0%, to $108.4 million at September 30, 2007, from $96.8 million at December 31, 2006.  This increase was primarily the result of net income of $11.6 million for the period partially offset by cash dividend declared of $164,000.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. Net income increased by $142,000, or 34.5%, to $554,000 for the three months ended September 30, 2007 from $412,000 for the three months ended September 30, 2006.  The increase was primarily the result of an increase of $451,000 in interest income, which was partially offset by increases of $279,000 in interest expense and $38,000 in income tax expense.

Net Interest Income.  Net interest income increased by $172,000, or 6.0%, to $3.1 million for the three months ended September 30, 2007 from $2.9 million for the three months ended September 30, 2006.  The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $29.8 million due primarily to increased loan originations, offset by a 49 basis point decrease in our net interest rate spread to 3.00% for the three months ended September 30, 2007 from 3.49% for the three months ended September 30, 2006.  The decrease in the interest rate spread in the third quarter of 2007 over the same period in 2006 was due to the cost of our interest-bearing liabilities increasing to a greater degree than the increase in the yield earned on our interest-earning assets.

The cost of our interest-bearing liabilities increased by 73 basis points to 3.13% for the three months ended September 30, 2007 from 2.40% for the three months ended September 30, 2006, whereas the yield on our interest-earning assets increased by 24 basis points to 6.13% for the three months ended September 30, 2007 from 5.89% for the three months ended September 30, 2006.  The net interest margin decreased 2 basis points to 4.11% for the three months ended September 30, 2007 from 4.13% for the three months ended September 30, 2006.  The increase in the net interest income, despite the declines in net interest margin and net interest spread, was due to the increase in net interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$245,685	$3,884	6.32%	$202,552	$3,275	6.47%
Securities	10,228	140	5.48	21,899	287	5.24
Other interest-earning assets	41,695	538	5.16	54,844	549	4.00
Total interest-earning assets	297,608	4,562	6.13	279,295	4,111	5.89
Allowance for loan losses	(1,536)			(1,200)
Noninterest-earning assets	19,281			23,285
Total assets	$315,353			$301,380

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand	$20,187	$27	0.53%	$37,590	$55	0.59%
Savings and club accounts	58,258	104	0.71	64,594	143	0.89
Certificates of deposit	112,690	1,355	4.81	101,781	1,027	4.04
Total interest-bearing deposits	191,135	1,486	3.11	203,965	1,225	2.40

FHLB advances	1,304	18	5.52	-	-	-
Total interest-bearing liabilities	192,439	1,504	3.13	203,965	1,225	2.40

Noninterest-bearing demand	2,623			1,410
Other liabilities	12,092			2,596
Total liabilities	207,154			207,971

Stockholders’ equity	108,199			93,409
Total liabilities and stockholders’ equity	$315,353			$301,380
Net interest income		$3,058			$2,886
Interest rate spread			3.00%			3.49%
Net interest margin			4.11%			4.13%
Net interest-earning assets	$105,169			$75,330
Average interest-earning assets to average interest-bearing liabilities	154.65%			136.93%

Total interest income increased by $451,000, or 11.0%, to $4.6 million for the three months ended September 30, 2007, from $4.1 million for the three months ended September 30, 2006.  Interest income on loans increased by $609,000, or 18.6%, to $3.9 million for the three months ended September 30, 2007 from $3.3 million for the three months ended September 30, 2006.  The average balance of the loan portfolio increased by $43.1 million to $245.7 million for the three months ended September 30, 2007 from $202.6 million for the three months ended September 30, 2006 as originations outpaced repayments.  The average yield on loans decreased to 6.32% for the three months ended September 30, 2007 compared to 6.47% for the three months ended September 30, 2006.

Interest income on securities decreased by $147,000, or 51.2%, to $140,000 for the three months ended September 30, 2007 from $287,000 for the three months ended September 30, 2006.  The decrease was primarily due to a decrease of $11.7 million in the average balance of securities to $10.2 million for the three months ended September 30, 2007 from $21.9 million for the three months ended September 30, 2006.  This was offset by an increase in the average yield on securities of 24 basis points to 5.48% for the three months ended September 30, 2007 from 5.24% for the three months ended September 30, 2006.  The decrease in average balance was due to the redeployment of funds into mortgage loans.

Interest on other interest-earning assets decreased by $11,000, or 2.0%, to $538,000 for the three months ended September 30, 2007 from $549,000 for the three months ended September 30, 2006.  The decrease was primarily the result of a decrease of $13.1 million in the average balance of other interest-earning assets to $41.7 million for the three months ended September 30, 2007 as compared to $54.8 million for the three months ended September 30, 2006, largely offset by a 116 basis point increase in the yield to 5.16% for the three months ended September 30, 2007 from 4.00% for the three months ended September 30, 2006.  The decrease in the average balance of other interest-earning assets was due to the redeployment of funds into the loan portfolio.

Interest expense from deposits increased by $261,000, or 21.3%, to $1.5 million for the three months ended September 30, 2007 from $1.2 million for the three months ended September 30, 2006.  The increase was due to generally higher deposit rates, a shift of $6.3 million of average deposits from lower interest rate passbook savings into higher interest rate certificate of deposits, and an effort by the Bank to increase deposits through the posting of competitive interest rates in a nationwide certificate of deposits listing service for institutional investors.  This had the effect of raising the average interest cost by 71 basis points to 3.11% for the three months ended September 30, 2007 from 2.40% for the three months ended September 30, 2006.  During this period, the cost of certificates of deposit increased 77 basis points to 4.81% for the three months ended September 30, 2007 from 4.04% for the three months ended September 30, 2006.

Interest expense on our non-certificate deposit products decreased by $67,000, or 33.8%, due to a $23.7 million, or 23.2% decrease in average balance and a decrease in the rate of interest paid on these deposits of 11 basis points to 0.67% for the three months ended September 30, 2007 from 0.78% for the three months ended September 30, 2006.  The higher average balance of non-certificate deposit products for the 2006 period is primarily due to stock subscription funds held by the Bank in connection with the Company’s initial stock offering prior to July 5, 2006, and a shift of deposits from lower interest rate passbook savings into higher interest rate certificates of deposit.

Interest expense from Federal Home Loan Bank advances was $18,000 for the three months ended September 30, 2007 due to a borrowing of $4.0 million that occurred on June 29, 2007 and that was subsequently paid-off on July 31, 2007.  The Company had no borrowings during the three months ended September 30, 2006.

Provision for Loan Losses.  The allowance for loan losses decreased by $49,000 to $1.489 million at September 30, 2007 from $1.538 million at June 30, 2007 as a result of a charge-off of $49,000 on a multi-family mortgage loan that was subsequently foreclosed and sold as real estate owned during the three months ended September 30, 2007.  The allowance for loan losses as of September 30, 2007 represented 0.58% of total loans, compared to 0.61% as of September 30, 2006.  See additional discussion in the comparison of operating results for the nine-month period.

There were no recoveries or provisions for loan losses during the three months ended September 30, 2007 and 2006, and there were no charge-offs for the three months ended September 30, 2006.

Non-interest Income.  Non-interest income increased $16,000, or 8.9%, to $195,000 for the three months ended September 30, 2007 from $179,000 for the three months ended September 30, 2006.  The increase was primarily due to an increase of $30,000 in income from bank-owned life insurance, partially offset by a decrease of $12,000 in income from service charges.

Non-interest Expense.  Non-interest expense increased $8,000, or 0.3%, to $2.36 million for the three months ended September 30, 2007 from $2.35 million for the three months ended September 30, 2006.  The increase resulted primarily from increases of $62,000 in other non-interest expense, $20,000 in outside data processing, and $11,000 in net occupancy expense, offset by decreases of $48,000 in salaries and employee benefits, $19,000 in advertising and $18,000 in equipment expense.

The increase in other non-interest expense of $62,000, or 12.6%, to $554,000 for the three months ended September 30, 2007 from $492,000 for the three months ended September 30, 2006 was due to additional expenses associated with being a public company.  Outside data processing increased $20,000, or 13.6%, to $167,000 for the three months ended September 30, 2007 from $147,000 for the three months ended September 30, 2006 due to an increase in our ATM network processing cost.  The net occupancy expense increase of $11,000, or 4.2%, to $275,000 for the three months ended September 30, 2007 from $264,000 for the three months ended September 30, 2006 was due to expenses related to the relocation of our 1353-55 First Avenue branch office.

Salaries and employee benefits decreased $48,000, or 3.7%, from $1.2 million for the three months ended September 30, 2007 from $1.3 million for the three months ended September 30, 2006 due to an effort to contain costs through the termination of the Company’s matching contribution to the 401(k) plan and a change in our health insurance plan.  Advertising expense decreased $19,000 and equipment expense decreased $18,000 due to cost containment efforts.

Income Taxes.  Income tax expense increased $38,000, or 12.7%, to $337,000 for the three months ended September 30, 2007, from $299,000 for the three months ended September 30, 2006.  The increase resulted primarily from an increase of $180,000 in pre-tax income in 2007 compared to 2006.  The effective tax rate decreased to 37.8% for the three months ended September 30, 2007, compared to 42.1% for the same period in 2006 due to increased tax benefits derived from income from bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General.  Net income increased by $10.4 million, or 887.8%, to $11.6 million for the nine months ended September 30, 2007 from $1.2 million for the nine months ended September 30, 2006.  The increase was primarily the result of the $19.0 million gain ($10.7 million net of income taxes) from the disposition in June 2007 of the Bank’s branch office building located at 1353-55 First Avenue.

Net Interest Income.  Net interest income increased by $397,000, or 4.9%, to $8.5 million for the nine months ended September 30, 2007 from $8.1 million for the nine months ended September 30, 2006.  The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $32.1 million due primarily to increased loan originations, offset by a 63 basis point decrease in our net interest rate spread to 3.19% for the nine months ended September 30, 2007 from 3.82% for the nine months ended September 30, 2006. The net interest margin decreased 19 basis points to 4.12% for the nine months ended September 30, 2007 from 4.31% for the nine months ended September 30, 2006.  The decrease in the interest rate spread and net interest margin in the current nine-month period over the same period in 2006 was due to the cost of our interest-bearing liabilities increasing to a greater degree than the increase in the yield earned on our interest-earning assets.  The cost of our interest-bearing liabilities increased by 74 basis points to 2.92% for the nine months ended September 30, 2007 from 2.18% for the nine months ended September 30, 2006, whereas the yield on our interest-earning assets increased by 11 basis points to 6.11% for the nine months ended September 30, 2007 from 6.00% for the nine months ended September 30, 2006.  Net interest income increased despite decreases in both interest rate spread and net interest margin due to the increase in average net interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$220,517	$10,506	6.35%	$200,482	$9,588	6.38%
Securities	18,857	708	5.01	15,625	543	4.63
Other interest-earning assets	36,782	1,443	5.23	35,916	1,209	4.49
Total interest-earning assets	276,156	12,657	6.11	252,023	11,340	6.00
Allowance for loan losses	(1,314)			(1,200)
Noninterest-earning assets	23,052			14,954
Total assets	$297,894			$265,777

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand	$20,414	$78	0.51%	$26,797	$86	0.43%
Savings and club accounts	59,276	311	0.70	68,526	359	0.70
Certificates of deposit	107,687	3,713	4.60	100,487	2,755	3.66
Total interest-bearing deposits	187,377	4,102	2.92	195,810	3,200	2.18

FHLB advances	469	18	5.12	-	-	-
Total interest-bearing liabilities	187,846	4,120	2.92	195,810	3,200	2.18

Noninterest-bearing demand	1,826			6,242
Other liabilities	7,213			3,258
Total liabilities	196,885			205,310

Stockholders’ equity	101,009			60,467
Total liabilities and Stockholders’ equity	$297,894			$265,777
Net interest income		$8,537			$8,140
Interest rate spread			3.19%			3.82%
Net interest margin			4.12%			4.31%
Net interest-earning assets	$88,310			$56,213
Average interest-earning assets to average interest-bearing liabilities	147.01%			128.71%

Total interest income increased by $1.4 million, or 11.6%, to $12.7 million for the nine months ended September 30, 2007, from $11.3 million for the nine months ended September 30, 2006.  Interest income on loans increased by $918,000, or 9.6%, to $10.5 million for the nine months ended September 30, 2007 from $9.6 million for the nine months ended September 30, 2006.  The average balance of the loan portfolio increased by $20.0 million to $220.5 million for the nine months ended September 30, 2007 from $200.5 million for the nine months ended September 30, 2006.  The average yield on loans decreased by 3 basis points to 6.35% for the nine months ended September 30, 2007 from 6.38% for the nine months ended September 30, 2006.

 Interest income on securities increased by $165,000, or 30.4%, to $708,000 for the nine months ended September 30, 2007 from $543,000 for the nine months ended September 30, 2006.  The increase was primarily due to an increase of $3.2 million in the average balance of securities to $18.9 million in the 2007 period from $15.6 million in the 2006 period and an increase in average yield on securities of 38 basis points to 5.01% for the nine months ended September 30, 2007 from 4.63% for the nine months ended September 30, 2006.

Interest on other interest-earning assets increased $234,000, or 19.4%, to $1.4 million for the nine months ended September 30, 2007 from $1.2 million for the nine months ended September 30, 2006.  The increase was primarily the result of a 74 basis point increase in the yield on such assets to 5.23% for the nine months ended September 30, 2007 from 4.49% for the nine months ended September 30, 2006 and an increase of $866,000 in the average balance of other interest-earning assets to $36.8 million for the nine months ended September 30, 2007 as compared to $35.9 million for the nine months ended September 30, 2006.

Interest expense from deposits increased $902,000, or 28.2%, to $4.1 million for the nine months ended September 30, 2007 from $3.2 million for the nine months ended September 30, 2006.  The increase was due to generally higher deposit rates, a shift of $7.2 million of average deposits from lower interest rate passbook savings into higher interest rate certificates of deposit, and an effort by the Bank to increase deposits through the offering of competitive interest rates in a nationwide certificates of deposit listing service.  This had the effect of raising the average interest cost by 74 basis points to 2.92% for the nine months ended September 30, 2007 from 2.18% for the nine months ended September 30, 2006.  During this period, the cost of certificates of deposit increased 94 basis points to 4.60% for the nine months ended September 30, 2007 from 3.66% for the nine months ended September 30, 2006.

Interest expense on our non-certificate deposit products decreased by $56,000, or 12.6%, due to a $15.6 million, or 16.4% decrease in average balance, offset by an increase in the rate of interest paid on these deposits of 3 basis points to 0.65% for the nine months ended September 30, 2007 from 0.62% for the nine months ended September 30, 2006.  The higher average balance of non-certificate deposit products for the 2006 period is primarily due to stock subscription funds held by the Bank in connection with the Company’s initial stock offering prior to July 5, 2006, and a shift of deposits from lower interest rate passbook savings into higher interest rate certificates of deposit.

Interest expense from Federal Home Loan Bank advances was $18,000 for the nine months ended September 30, 2007 due to borrowings of $4.0 million that occurred on June 29, 2007 and that were subsequently paid-off on July 31, 2007.  The Bank had no borrowings during the nine months ended September 30, 2006.

Provision for Loan Losses.  The allowance for loan losses increased by $289,000 to $1.489 million at September 30, 2007 from $1.2 million at December 31, 2006.  The increase was due to a provision for loan losses of $338,000 partially offset by a charge-off of $49,000 on a multi-family mortgage loan that was subsequently foreclosed and sold as a real estate owned during the three months ended September 30, 2007.  The allowance for loan losses as of September 30, 2007 represented 0.58% of total loans, compared to 0.61% as of September 30, 2006.

There were no recoveries during the nine months ended September 30, 2007, and there were no recoveries, charge-offs or provisions for loan losses during the nine months ended September 30, 2006.

The Company has not originated or purchased any Sub-prime loans.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At September 30, 2007	At December 31, 2006
	(Dollars in thousands)
Non-accrual loans	$1,866	$-
Loans 90 days or more delinquent and accruing	408	2
Other non-performing loans	-	-
Total non-performing loans	2,274	2

Troubled debt restructurings	-	-

Troubled debt restructurings and total non-performing assets	$2,274	$2

Total non-performing loans to total loans	0.88%	0.00%
Total non-performing loans to total assets	0.72%	0.00%
Total non-performing assets and troubled debt restructurings to total assets	0.72%	0.00%

At September 30, 2007, we had two non-residential mortgage loans totaling $1.2 million that were classified as substandard and that are non-accruing.  We are in the process of foreclosing on these two properties.

We also had a multi-family mortgage loan totaling $666,000 that was classified as substandard and non-accruing.  Although the borrower is marketing the property for sale, the Bank is continuing the foreclosure process. Ultimately, we do not anticipate a loss on the disposition of this loan.

At September 30, 2007, we had one multi-family mortgage loan totaling $408,000 that was more than 90 days delinquent and still accruing.  We did not adversely classify this loan as the building is now master-leased to a city housing agency and supports a strong debt service ratio and a low loan-to-value.

Non-interest Income.  Non-interest income increased $19.1 million, or 4,648.9%, to $19.5 million for the nine months ended September 30, 2007 from $411,000 for the nine months ended September 30, 2006.  The increase was primarily the result of the $19.0 million gain from the disposition of the Bank’s branch office building located at 1353-55 First Avenue.  In addition, income from bank-owned life insurance, which was purchased in July 2006, increased by $207,000, or 333.9%, to $269,000 for the nine months ended September 30, 2007 from $62,000 for the nine months ended September 30, 2006.

Non-interest Expense.  Non-interest expense increased $861,000, or 13.2%, to $7.4 million for the nine months ended September 30, 2007 from $6.5 million for the nine months ended September 30, 2006.  The increase resulted primarily from increases of $317,000 in other non-interest expense, $416,000 in salaries and employee benefits, $51,000 in net occupancy expense, $46,000 in equipment expense, and $45,000 in outside data processing, partially offset by a decrease of $14,000 in advertising.

Other non-interest expense increased by $317,000, or 22.4%, to $1.7 million in 2007 from $1.4 million in 2006 due to additional expenses associated with being a public company.

The increase in salaries and employee benefits of $416,000, or 11.9%, to $3.9 million in 2007 from $3.5 million in 2006 was due to a $161,000 mid-year goal attainment payment made to employees, a $140,000 severance payment made to a long-time officer, an increase of $22,000 in ESOP expense, and an increase in the number of full time equivalent employees to 76 at September 30, 2007 from 74 at September 30, 2006 and December 31, 2006.

Net occupancy expense increased $51,000, or 6.7%, to $815,000 in 2007 from $764,000 in 2006 due to expenses related to the relocation of our 1353-55 First Avenue office.  Equipment expense increased by $46,000, or 14.3%, to $368,000 in 2007 from $322,000 in 2006 due to the purchase and/or upgrade of various equipment and computer software.  Outside data processing increased by $45,000, or 10.4%, to $478,000 in 2007 from $433,000 in 2006 due to an increase in the processing cost of our ATM network.  Advertising expense decreased $14,000 due to an effort to contain cost.

Income Taxes.  Income tax expense increased by $7.9 million, or 897.7%, to $8.8 million for the nine months ended September 30, 2007, from $881,000 for the nine months ended September 30, 2006.  The increase resulted primarily from the $18.3 million increase in pre-tax income in 2007 compared to 2006.  The effective tax rate was 43.2% for the nine months ended September 30, 2007, compared to 42.9% for the same period in 2006.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2007, cash and cash equivalents totaled $35.2 million and consisted primarily of deposits at other financial institutions and miscellaneous cash items.  Securities classified as available for sale and whose market value exceeds our cost provide an additional source of liquidity.  Total securities classified as available for sale were $350,000 at September 30, 2007.

At September 30, 2007, we had $28.4 million in loan commitments outstanding, consisting of $23.4 million of real estate loan commitments, $3.0 million in unused real estate equity lines of credit, $1.0 million in unused loans in process, $ 790,000 in unused commercial business lines of credit, and $198,000 in consumer lines of credit.

Certificates of deposit due within one year of September 30, 2007 totaled $76.4 million.  This represented 63.3% of certificates of deposit at September 30, 2007.  We believe the large percentage of certificates of deposit that mature within one year reflects the hesitancy of our customers to invest their funds for long periods of time in the current uncertain interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008.  Based on past experience, we believe a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates we offer.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances.  At September 30, 2007, we had the ability to borrow $11.2 million from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $5.6 million each.  At September 30, 2007, we had no overnight advances outstanding.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2007, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2007 and the year ended December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Committee, comprised of our chief executive officer, chief financial officer, chief mortgage officer, chief retail banking officer, and treasurer, whose function is to communicate, coordinate and control all aspects involving asset/liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.  Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Quantitative Aspects of Market Risk.  We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points.

The following table presents the change in our net portfolio value at June 30, 2007, the most current date for which this analysis is presently available, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.  The Bank expects that its net portfolio value at September 30, 2007 is materially consistent with the table below.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$80,806	$(5,172)	(6)%	27.93	(78)
200	82,558	(3,420)	(4)%	28.21	(50)
100	84,280	(1,698)	(2)%	28.47	(24)
50	85,133	(845)	(1)%	28.59	(12)
0	85,978	-	-	28.71	-
(50)	86,813	836	1%	28.82	11
(100)	87,532	1,554	2%	28.89	19
(200)	88,732	2,755	3%	28.98	27

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

There has been no change in the Company’s internal control over financial reporting in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Northeast Community Bancorp, Inc.

Date: November 14, 2007	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chairman, President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)