Form 10-K
period 2007-12-31
NORTHEAST COMMUNITY BANCORP INC
filed 2008-03-31
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 0-51852

NORTHEAST COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

UNITED STATES	06-1786701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
325 Hamilton Avenue, White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 684-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2007 was approximately $68.3 million.

The number of shares outstanding of the registrant’s common stock as of March 28, 2008 was 13,225,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

Part I

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

Northeast Community Bank has been conducting business throughout the New York metropolitan area for more than 74 years.  Northeast Community Bank was originally chartered in 1934.  In 2006, Northeast Community Bank changed its name from “Fourth Federal Savings Bank” to “Northeast Community Bank.”

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area and our lending territory.  We attract deposits from the general public and use those funds to originate multi-family residential, mixed-use and non-residential real estate and consumer loans, which we hold for investment.  We have been originating multi-family and mixed-use real estate loans in the New York metropolitan area for more than 50 years and expanded our lending territory to include all of New York,  Massachusetts, New Jersey, Connecticut, Pennsylvania, New Hampshire, Rhode Island, Delaware, Maryland, Maine and Vermont, which we refer to collectively in this Form 10-K as the “Northeastern United States”. We do not offer one- to four-family residential loans.

During 2007, we continued our plan to diversify the products and services that we offer our customers.  In March 2007, we hired two individuals with significant commercial bank lending experience, a senior lending officer and a commercial loan underwriter, for our new commercial lending department.  Since establishing the department, our commercial loan portfolio has increased from no commercial loans at March 31, 2007 to $5.5 million of commercial loans committed with $3.0 million drawn at December 31, 2007.

Index

In November 2007, we completed the acquisition of the operating assets of Hayden Financial Group, LLC, an investment advisory firm located in Westport, Connecticut.  This acquisition gives us the ability to offer investment advisory and financial planning services under the name Hayden Financial Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

Available Information

Our website address is www.necommunitybank.com.  Information on our website should not be considered a part of this Form 10-K.

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County and we operate through our main office in White Plains and our five other full-service branch offices in the New York City boroughs of Manhattan (New York County), Brooklyn (Kings County) and Bronx (Bronx County).  We also operate a loan production office in Wellesley, Massachusetts.  We generate deposits through our main office and five branch offices.  We conduct lending activities throughout the Northeastern United States, including New York, Massachusetts, New Jersey,  Connecticut, Pennsylvania, New Hampshire, Rhode Island, Delaware, Maryland, Maine and Vermont.

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

While each of the states in our lending area has different economic characteristics, our customer base in these states tends to be similar to our customer base in New York and is comprised mostly of owners of low to moderate income apartment buildings or non-residential real estate in low to moderate income areas.  Outside the State of New York, our largest concentration of real estate loans is in Massachusetts.

Competition

We face significant competition for the attraction of deposits.  The New York metropolitan area has a significant concentration of financial institutions, including large money center and regional banks, community banks and credit unions.  Over the past 10 years, consolidation of the banking industry in the New York metropolitan area has continued, resulting in larger and increasingly efficient competitors.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 0.07% or less of the deposits in each of Westchester, Kings and New York counties, New York, and approximately 0.61% of the deposits in Bronx County, New York.

We also face significant competition for the origination of loans.  Our competition for loans comes primarily from financial institutions in our lending territory, and, to a lesser extent, from other financial service providers such as insurance companies, hedge funds and mortgage companies.  As our lending territory is based around densely populated areas surrounding urban centers, we face significant competition from regional banks, savings banks and commercial banks in the New York metropolitan area as well as in the other ten states that we  designate as our lending territory.  The competition for loans that we encounter, as well as the types of institutions with which we compete, varies from time to time depending upon certain factors, including the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

Index

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

Lending Activities

General.  We originate loans primarily for investment purposes.  The largest segment of our loan portfolio is multi-family residential real estate loans.  We also originate mixed-use real estate loans and non-residential real estate loans, and in 2007 we began originating commercial loans.  To a limited degree, we make consumer loans and purchase participation interests in construction loans.  We currently do not originate one- to four-family residential loans and have no present intention to do so in the future.  We consider our lending territory to be the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, Pennsylvania, New Hampshire, Rhode Island, Delaware, Maryland, Maine and Vermont.  We do not originate or purchase subprime loans.

Multi-family and Mixed-use Real Estate Loans.  We offer adjustable rate mortgage loans secured by multi-family and mixed-use real estate.  These loans are comprised primarily of loans on low to moderate income apartment buildings located in our lending territory and include, to a limited degree, loans on cooperative apartment buildings (in the New York area), loans for Section 8 multi-family housing and loans for single room occupancy (“SRO”) multi-family housing properties.  In New York, most of the apartment buildings that we lend on are rent-stabilized.  Mixed-use real estate loans are secured by properties that are intended for both residential and business use.  Until 2004, our policy had been to originate multi-family and mixed-use real estate loans primarily in the New York metropolitan area.  In January 2004, we opened a loan production office in Wellesley, Massachusetts and currently originate multi-family and mixed-use real estate loans throughout the Northeastern United States.

For the year ended December 31, 2007, originations of multi-family real estate loans in states other than New York represented 60.8% of our total multi-family mortgage loan originations, and originations of mixed-use real estate loans in states other than New York represented 16.7% of our total mixed-use mortgage loan originations.  For the year ended December 31, 2006, originations of multi-family real estate loans in states other than New York represented 55.7% of our total multi-family mortgage loan originations, and originations of mixed-use real estate loans in states other than New York represented 39.3% of our total mixed-use mortgage loan originations.  We intend to continue to increase our originations of multi-family and mixed-use real estate loans in the eleven states in which we are currently lending.

We originate a variety of adjustable-rate and balloon multi-family and mixed-use real estate loans.  The adjustable-rate loans have fixed rates for a period of up to five years and then adjust every three to five years thereafter, based on the terms of the loan.  Maturities on these loans can be up to 15 years, and typically they amortize over a 20 to 30-year period.  Interest rates on our adjustable-rate loans are adjusted to a rate that equals the applicable three-year or five-year constant maturity treasury index plus a margin.  The balloon loans have a maximum maturity of five years.  The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with three-year terms).  For a mixed-use property with commercial space accounting for over 30% of the gross operating income of the building, competition permitting, the rate offered is generally based on the rate we offer for non-residential real estate loans.  Due to the nature of our borrowers and our lending niche, the typical multi-family or mixed-use real estate loan refinances within the first five-year period and, in doing so, generates prepayment penalties ranging from five points to one point of the  outstanding loan balance.  Under our loan-refinancing program, borrowers who are current under the terms and conditions of their contractual obligations can apply to refinance their existing loans to the rates and terms then offered on new loans after the payment of their contractual prepayment penalties.

In making multi-family and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower.  We do

Index

not typically require a personal guarantee of the borrower, but may do so depending on the location, building condition or credit profile.  We rate the property underlying the loan as Class A, B or C.  Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of 1.20% to 1.35% depending on the rating of the underlying property.  On multi-family and mixed-use real estate loans, our current policy is to finance up to 75% of the lesser of the appraised value or purchase price of the property securing the loan on purchases and refinances of Class A and B properties and up to 70% of the lesser of the appraised value or purchase price for properties that are rated Class C.  Properties securing multi-family and mixed-use real estate loans are appraised by independent appraisers, inspected by us and generally require Phase 1 environmental surveys.

We have been originating multi-family and mixed-use real estate loans in the New York market area for more than 50 years.  In the New York market area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with mortgage brokers, as the multi-family and mixed-use real estate loan market is primarily broker driven.  We have longstanding relationships with mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards.  During the past four years we have developed similar relationships with mortgage brokers in the other states within our lending territory and will continue to do so in order to grow our loan portfolio.

The majority of the multi-family real estate loans in our portfolio are secured by twenty unit to one hundred unit apartment buildings.  At December 31, 2007, the majority of our mixed-use real estate loans are secured by properties that are at least 70% residential, but contain some non-residential space.

On December 31, 2007, the largest outstanding multi-family or mixed-use real estate loan had a balance of $4.0 million and is performing according to its terms at December 31, 2007.  This loan is secured by a mixed-use building with 10 apartment units and 5 commercial units located in New York.  As of December 31, 2007, the average loan balance in our multi-family and mixed-use portfolio was approximately $572,000.

Non-residential Real Estate Loans.  We offer adjustable-rate mortgage loans secured by non-residential real estate in the same lending territory that we offer multi-family and mixed-use real estate loans.  Our non-residential real estate loans are generally secured by office buildings, medical facilities and retail shopping centers that are primarily located in moderate income areas within our lending territory.  We intend to continue to grow this segment of our loan portfolio.

Our non-residential real estate loans are structured in a manner similar to our multi-family and mixed-use real estate loans, typically at a fixed rate of interest for three to five years and then a rate that adjusts every three to five years over the term of the loan, which is typically 15 years.  Interest rates and payments on these loans generally are based on the three-year or five-year constant maturity treasury index plus a margin.  The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with three-year terms).  Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.  Properties securing non-residential real estate loans are appraised by independent appraisers and inspected by us.

We also charge prepayment penalties, with five points of the outstanding loan balance generally being charged on loans that refinance in the first year of the mortgage, scaling down to one point on loans that refinance in year five.  These loans are typically repaid or the term extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule.  Our non-residential real estate loans tend to refinance within the first five-year period.

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

Index

At December 31, 2007, we had $79.3 million in non-residential real estate loans outstanding, or 28.0% of total loans. Originations in states other than New York represented 22.8% of our total originations of non-residential real estate loans for the year ended December 31, 2007 and 28.3% for the year ended December 31, 2006.

At December 31, 2007, the largest outstanding non-residential real estate loan had an outstanding balance of $3.5 million.  This loan is secured by a multi-tenant building located in New York, New York, and was performing according to its terms at December 31, 2007.  At December 31, 2007, the largest outstanding non-residential real estate loan relationship with one borrower was comprised of five loans totaling $9.0 million secured by an office building located in Larchmont, New York and four shopping centers located in New York and Connecticut.  These five loans were performing according to their terms at December 31, 2007.  As of December 31, 2007, the average balance of loans in our non-residential loan portfolio was $1.1 million.

In addition, at December 31, 2007, we had one loan with a net present value of $16.9 million that we received in connection with the sale of our First Avenue branch office building.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of New York City Branch Office.”

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

Commercial Loans.  Continuing our plan to diversify our portfolio, both geographically and by product type, in March 2007 we hired two individuals with significant commercial bank lending experience, a senior lending officer and a commercial underwriter, for our new commercial lending department.  Interest rates and payments on our commercial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes.  Since establishing the department, our commercial loan portfolio has increased from no commercial loans at March 31, 2007 to $5.5 million of commercial loans committed with $3.0 million drawn at December 31, 2007.

At December 31, 2007, the largest commercial loan was a line of credit totaling $2.0 million, with a zero outstanding balance and a remaining available line of credit of $2.0 million.  This loan is secured by the assets of a construction business located in Lincoln Park, New Jersey.  The largest outstanding commercial loan was a line of credit of $1.25 million, with an outstanding balance totaling $1.1 million and a remaining available line of credit of $170,000.  This loan is secured by the inventory of numismatic coins that the borrower of this loan sells to the public via various tele-marketing medias.  The borrower is located in New Jersey.  Both commercial lines of credit were performing according to terms at December 31, 2007.

Construction Loans.  We purchase participation interests in loans to finance the construction of multi-family, mixed-use and non-residential buildings.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans.  Construction loans are typically for twelve to twenty-four month terms and pay interest only during that period.  All construction loans are underwritten as if they will be rental properties and must meet our normal debt service and loan to value ratio requirements on an as completed basis.  The outstanding balance of construction loan participation interests purchased totaled $9.5 million at December 31, 2007.

Index

At December 31, 2007, the largest outstanding construction loan participation secured by one property was comprised of two loans with an aggregate outstanding balance of $4.1 million and a commitment of $1.9 million for a total potential exposure of $6.0 million.  This balance represents our 25% participation ownership of the loans. These loans are secured by a building undergoing renovation to become a hotel with 151 guestrooms located in Long Beach, New York, and were performing according to its terms at December 31, 2007.  We also own a 35.6% participation interest in a loan to the same borrower.  Our outstanding balance and total commitment for this loan was $2.5 million at December 31, 2007.  This loan is secured by a two-story commercial building located in New York, New York.  The aforementioned three loans were performing according to their terms at December 31, 2007.

Consumer Loans.  We offer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts.  At December 31, 2007, our portfolio of consumer loans was $88,000, or 0.03% of total loans.

Loan Underwriting Risks

Adjustable-Rate Loans.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, the increased payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the lifetime interest rate adjustment limits.

Multi-family, Mixed-use and Non-residential Real Estate Loans. Loans secured by multi-family, mixed-use and non-residential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family, mixed-use and non-residential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income producing properties, we require borrowers to provide annual financial statements for all multi-family, mixed-use and non-residential real estate loans.  In reaching a decision on whether to make a multi-family, mixed-use or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  In addition, with respect to non-residential real estate properties, we also consider the term of the lease and the quality of the tenants.  An appraisal of the real estate used as collateral for the real estate loan is also obtained as part of the underwriting process.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.20%.  In underwriting these loans, we take into account projected increases in interest rates in determining whether a loan meets our debt service coverage ratios at the higher interest rate under the adjustable rate mortgage.  Environmental surveys and property inspections are utilized for all loans.

Commercial Loans.  Unlike residential mortgage loans, which are generally made on the basis of a borrower’s ability to make repayment from his or her employment or other income and are secured by real property whose value tends to be more ascertainable, commercial loans are of higher risk and tend to be made on the basis of a borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Construction Loans.  We have purchased participation interests in loans to finance the construction of multi-family, mixed-use and non-residential buildings.   Construction financing affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than do residential mortgage loans.  However, construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the

Index

loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems.  The Bank has sought to minimize this risk by limiting the amount of construction loan participation interests outstanding at any time and by spreading the participations among multi-family, mixed-use and non-residential projects.  We perform our own underwriting analysis on each of our construction loan participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations than on a construction loan originated by the Bank.  See “Mortgage and Construction Loan Originations and Participations” below.

Consumer Loans.  Because the only consumer loans we offer are secured by passbook savings accounts,  certificates of deposit accounts or statement savings accounts, we do not believe these loans represent a risk of loss to the Bank.

Mortgage and Construction Loan Originations and Participations.  Our mortgage loan originations come from a number of sources.  The primary source of mortgage loan originations are referrals from brokers, existing customers, advertising and personal contacts by our loan officers.  Over the years, we have developed working relationships with many mortgage brokers in our lending territory.  Under the terms of the agreements with such brokers, the brokers refer potential loans to us.  The loans are underwritten and approved by us utilizing our underwriting policies and standards.  The mortgage brokers typically receive a fee from the borrower upon the funding of the loans by us.  In some instances, we will originate a real estate loan based on premium pricing.  Historically, mortgage brokers have been the source of the majority of the multi-family, mixed-use and non-residential real estate loans originated by us.  We generally retain for our portfolio all of the loans that we originate.

During 2007, we purchased participation interests in loans to finance the construction of multi-family, mixed-use and non-residential properties.  The outstanding balance of the construction loan participation interests purchased totaled $9.5 million at December 31, 2007.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings, all of which are reviewed and approved in advance of any participation transaction.  We review all of the documentation relating to any loan in which we participate, including annual financial statements provided by a borrower.  Additionally, we receive monthly statements on the loan from the lead lender.

We intend to continue to consider, on a case-by-case basis, additional participation purchases that conform to our underwriting standards.

Commercial Loan Originations.  We originate commercial loans from contacts made by our commercial loan officer.  Our commercial lending department does not utilize the services of loan brokers.

The Bank will consider granting credit to commercial and industrial businesses located within our lending area which is defined as the Northeastern United States.  The Bank will consider the credit needs of businesses located in our lending area if we can effectively service the credit and if the customer has a strong financial position.

We will consider loans to small businesses with revenues normally not to exceed $65.0 million.  The small business may be one that manufactures wholesale or retail products and/or services.  Generally, we will consider loans to small businesses such as:  retail sales and services, such as grocery, restaurants, clothing, furniture, appliances, hardware, automotive parts, automobiles and trucks; wholesale businesses, such as automotive parts and industrial parts and equipment; manufacturing businesses, such as tool and die shops and commercial manufacturers and contractors with strong financials and well-known principals.

Mortgage and Construction Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board has granted the Mortgage Loan Origination Group (which is comprised of all our loan officers and our staff attorney) with loan approval authority for mortgage loans on income producing property and construction loans in amounts of up to $1.0 million.

Index

Mortgage and construction loans in amounts between $1.0 million and $2.0 million, in addition to being approved by the Loan Origination Group, must be approved by the president.  Mortgage and construction loans in amounts greater than $2.0 million, in addition to being approved by the Loan Origination Group, must be approved by the president, the chief financial officer and a majority of the non-employee directors.  At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

Commercial Loan Approval Procedures and Authority. Our commercial lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board has granted the Commercial Loan Origination Group (which is comprised of our commercial loan officer, our commercial loan underwriter, our chief financial officer and our president) with loan approval authority for commercial loans up to $2.0 million.

Loans in amounts greater than $2.0 million, in addition to being approved by the Commercial Loan Origination Group, must be approved by a majority of the non-employee directors.  At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves.  At December 31, 2007, our general regulatory limit on loans to one borrower was approximately $11.7 million.  On December 31, 2007, our largest lending relationship consists of five loans totaling $9.0 million secured by an office building located in New York and four shopping centers located in New York and Connecticut.  These loans were performing according to their terms at December 31, 2007.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of New York City Branch Office.”

In connection with the sale of our First Avenue branch office building, the Bank received an $18.0 million promissory note from the purchaser which, at December 31, 2007, had a net present value of $16.9 million, that is payable in two equal installments at June 30, 2008 and June 30, 2009.  This promissory note is not treated as a loan or extension of credit subject to the regulatory limits on loans to one borrower.

Loan Commitments.  We issue commitments for adjustable-rate loans conditioned upon the occurrence of certain events.  Commitments to originate adjustable-rate loans are legally binding agreements to lend to our customers.  Generally, our adjustable-rate loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in mutual funds.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2007.

At December 31, 2007, our securities and short-term investments totaled $40.4 million and consisted primarily of $36.8 million in interest-earning deposits with the Federal Home Loan Bank of New York, $3.2 million in mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, and $414,000 in Federal Home Loan Bank of New York stock.  At December 31, 2007, we had no investments in callable securities.

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

Deposit Accounts.  Except for certificates of deposit obtained through  two nationwide listing services, as described below, substantially all of our depositors are residents of the State of New York.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits principally consist of  interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts, noninterest-bearing demand accounts (such as checking accounts) and certificates of deposit.  At December 31, 2007, we did not utilize brokered deposits.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, maturity matching deposit and loan products, and customer preferences and concerns.  We generally review our deposit mix and pricing weekly.  Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

Our deposits are typically obtained from customers residing in or working in the communities in which our branch offices are located, and we rely on our long-standing relationships with our customers and competitive interest rates to retain these deposits.  In the future, as we open new branches in other states, we expect our deposits will also be obtained from those states.  We may also, in the future, utilize our website to attract deposits.

During 2007, we began to offer non-brokered certificates of deposit through two nationwide certificate of deposit listing services.  Certificates of deposit are accepted from banks, credit unions, non-profit organizations and certain corporations in amounts greater then $75,000 and less then  $100,000.

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

Investment Advisory and Financial Planning Activities

In November 2007, Northeast Community Bank purchased for $2.0 million the operating assets of Hayden Financial Group, LLC.  The Bank formed a Division within the Bank known as Hayden Financial Group, and the Division offers investment advisory and financial planning services through a networking arrangement with a registered broker-dealer and investment advisor.

Hayden Financial Group performs a wide range of financial planning and investment advisory services based on the needs of a diversified client base including, but not limited to: wealth management based on a clients’ time dimension, risk aversion/tolerance, value system and specific purposes of a portfolio; transition planning from one career to another, especially the transition to retirement; conducting risk assessment and management on issues related to various kinds of insurance covered contingencies; and providing assistance relating to the ultimate disposition of assets. In this capacity, Hayden Financial Group helps clients understand the issues and coordinates with estate planning attorneys as needed.

Personnel

As of December 31, 2007, we had 87 full-time employees and 2 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Index

Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At December 31, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Subsidiaries

Northeast Community Bancorp’s only subsidiary is Northeast Community Bank.  The Bank has one wholly owned subsidiary, New England Commercial Properties LLC, a New York limited liability company.  New England Commercial Properties was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  As of December 31, 2007, New England Commercial Properties, LLC had been inactive since its formation and had no assets or employees.  In the future, we may also use New England Commercial Properties to hold real estate owned acquired by the Bank through foreclosure or deed-in-lieu of foreclosure.

REGULATION AND SUPERVISION

General

Northeast Community Bank, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer.  Northeast Community Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  Northeast Community Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Northeast Community Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Northeast Community Bancorp, Northeast Community Bancorp, MHC and Northeast Community Bank and their operations.  Northeast Community Bancorp and Northeast Community Bancorp, MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.  Northeast Community Bancorp also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Regulation of Federal Savings Associations

Business Activities.  Federal law and regulations govern the activities of federal savings banks, such as Northeast Community Bank.  These laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Index

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2007, Northeast Community Bank met each of these capital requirements.

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks.  Generally, subject to certain exceptions, savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Index

Standards for Safety and Soundness.  The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions.  Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Northeast Community Bank, it is a subsidiary of a holding company.  If Northeast Community Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2007, Northeast Community Bank maintained 88.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law permits Northeast Community Bank to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (i.e., generally, any company that controls or is under common control with an institution), including Northeast Community Bancorp and Northeast Community Bancorp, MHC and their other subsidiaries. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by Northeast Community Bancorp to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Northeast Community Bank to its executive officers and directors in compliance with federal banking regulations.  Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk

Index

of repayment or present other unfavorable features. Northeast Community Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Northeast Community Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. Loans to executive officers are subject to additional limitations based on the type of loan involved.

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

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by Northeast Community Bank for the year ended December 31, 2007 totaled $78,000.

Insurance of Deposit Accounts. The deposits of Northeast Community Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of its Federal Deposit Insurance Corporation assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted.  Northeast Community Bank’s one-time credit approximated $308,000, of which $74,000 was used to offset assessments in 2007, and $234,000 is still available for future use.  The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That

Index

payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which is unchanged from 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Northeast Community Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  The management of Northeast Community Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Northeast Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Northeast Community Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Northeast Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $414,000.  Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Northeast Community Bank complies with the foregoing requirements.

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

Index

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

Waivers of Dividends by Northeast Community Bancorp, MHC.  Office of Thrift Supervision regulations require Northeast Community Bancorp, MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Northeast Community Bancorp.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  Northeast Community Bancorp, MHC waived receipt of dividends from Northeast Community Bancorp in 2007.

Conversion of Northeast Community Bancorp, MHC to Stock Form.  Office of Thrift Supervision regulations permit Northeast Community Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Northeast Community Bancorp, Northeast Community Bancorp, MHC’s corporate existence would end, and certain depositors of Northeast Community Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Northeast Community Bancorp, MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than Northeast Community Bancorp, MHC own the same percentage of common stock in the new holding company as they owned in Northeast Community Bancorp immediately before conversion.  The total number of shares held by stockholders other than Northeast Community Bancorp, MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire direct

Index

or indirect “control” of a savings and loan holding company or savings association.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of Northeast Community Bancorp, MHC, Northeast Community Bancorp and Northeast Community Bank, who serve at the Board’s discretion.  Our executive officers are:

Name	Position
Kenneth A. Martinek	President and Chief Executive Officer of the MHC, the Company and the Bank

Salvatore Randazzo	Executive Vice President and Chief Financial Officer of the MHC, the Company and the Bank

Susan Barile	Executive Vice President and Chief Mortgage Officer of the Bank

Below is information regarding our executive officer who is not also a director.  Age presented is as of December 31, 2007.

Susan Barile has served as Executive Vice President and Chief Mortgage Officer of the Bank since October 2006.  Prior to serving in this position, Ms. Barile spent 11 years as a multi-family, mixed-use and non-residential loan officer at the Bank.  Age 42.

ITEM 1A.	RISK FACTORS

Changes in interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract.  Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management.”

Index

Our emphasis on multi-family residential, mixed-use and non-residential real estate lending and our expansion into commercial lending and participations in construction loans could expose us to increased lending risks.

Our primary business strategy centers on continuing our emphasis on multi-family, mixed-use and non-residential real estate loans.  We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending.  At December 31, 2007, $270.9 million, or 95.6%, of our loan portfolio consisted of multi-family residential, mixed-use and non-residential real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

Loans secured by multi-family, mixed-use and non-residential real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

As with loans secured by multi-family, mixed-use and non-residential real estate, commercial loans tend to be of higher risk than one- to-four family residential mortgage loans.  We seek to minimize the risks involved in commercial lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees, whenever possible.  However, the capacity of a borrower to repay a commercial loan is substantially dependent on the degree to which his or her business is successful.  In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results.  At December 31, 2007, $3.0 million, or 1.1%, of our loan portfolio consisted of commercial loans.

Our participation interests in construction loans present a greater level of risk than loans secured by improved, occupied real estate due to:  (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems.  We have sought to minimize this risk by  limiting the amount of construction loan participation interests outstanding at any time and spreading the participations between multi-family, mixed-use and non-residential projects.  At December 31, 2007, the outstanding balance of our construction loan participation interests totaled $9.5 million, or 3.3% of our total loan portfolio.

Our expanded lending territory could expose us to increased lending risks.

We have expanded our lending territory beyond the New York metropolitan area to include all of New York, Massachusetts, New Jersey, Connecticut, Pennsylvania, New Hampshire, Rhode Island, Delaware, Maryland, Maine and Vermont.  In January 2004, we opened a loan production office in Wellesley, Massachusetts which serves Massachusetts, New Hampshire, Rhode Island, Maine and Vermont.  In 2007, approximately 41.2% of our total loan originations were outside the state of New York.  In 2006, approximately 44.0% of our total loan originations were outside the state of New York.  While we have over fifty years of experience in multi-family and mixed-use real estate lending in the New York metropolitan area and have significant expertise in non-residential real estate lending, our experience in our expanded lending territory is more limited.  We have experienced loan officers throughout our lending area and we apply the same underwriting standards to all of our loans, regardless of their location.  However, there is no assurance that our loss experience in the New York metropolitan area will be the same in our expanded lending territory.  Because we only recently increased the number of out-of-state real estate loans in our portfolio, the  lack of delinquencies and defaults in our loan portfolio over the past five years might not be representative of the level of delinquencies and defaults that could occur as we continue to expand our real estate loan originations outside of the New York metropolitan area.

Index

We may not be able to successfully implement our plans for growth.

We currently operate out of our main office, our five other full-service branch offices in the New York metropolitan area, and our loan production office in Wellesley, Massachusetts, which we opened in 2004.  Recently, we began to implement a growth strategy that expands our presence in other select markets in the Northeastern United States.  We are currently exploring the feasibility of opening several retail branch offices in the Wellesley, Massachusetts market area.  We also intend to open de novo or purchase at least two additional retail branch offices in locations yet to be determined.  At this time, we are not able to estimate the costs associated with or the timing of the opening of new branch offices.  We anticipate that we will incur approximately $90,000 in expenses relating to our search for possible locations.  In addition, we intend to open additional loan production offices in the next several years, one likely in Pennsylvania and one in a location yet to be determined.  We anticipate that the setup and operating expenses of the loan production office in Pennsylvania will be approximately $235,000 in the first twelve months of operations.  The estimate includes the expense of office space, equipment, communications, marketing and personnel for the loan production office.  We intend to continue to pursue opportunities to expand our branch network and our lending operations.  In connection with the expansion of our branch network and lending operations, we would need to hire new mortgage lending, mortgage servicing and other employees to support our expanded infrastructure.  Our ability to operate successfully in new markets will be dependent, in part, on our ability to identify and retain personnel familiar with the new markets.  There is no assurance that we will be successful in implementing our expansion plans or that we will be able to hire the employees necessary to implement our plans.

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

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money.  The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.  Please see “Allowance for Loan Losses” under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the procedures we follow in establishing our loan loss allowance.

Index

Strong competition within our primary market area and our lending territory could hurt our profits and slow growth.

We face intense competition both in making loans in our lending territory and attracting deposits in our primary market area. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2007, the most recent date for which information is available from the Federal Deposit Insurance Corporation, we held less than 0.07% of the deposits in each of Westchester, Kings and New York counties, New York, and approximately 0.61% of the deposits in Bronx County, New York. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which could hurt our income and growth.

Our loan portfolio includes primarily real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values or increases in interest rates.  These factors could depress our earnings and consequently our financial condition because customers may not want or need our products and services; borrowers may not be able to repay their loans; the value of the collateral securing our loans to borrowers may decline; and the quality of our loan portfolio may decline.  Any of the latter three scenarios could cause an increase in delinquencies and non-performing assets or require us to “charge-off” a percentage of our loans and/or increase our provisions for loan losses, which would reduce our earnings.  We have recently experienced an increase in non-performing and classified assets.  For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

The loss of our President and Chief Executive Officer could hurt our operations.

We rely heavily on our President and Chief Executive Officer, Kenneth A. Martinek.  The loss of Mr. Martinek could have an adverse effect on us because, as a small community bank, Mr. Martinek has more responsibility than would be typical at a larger financial institution with more employees.  In addition, as a small community bank, we have fewer senior management-level personnel who are in position to succeed and assume the responsibilities of Mr. Martinek.

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

Index

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2.	PROPERTIES

We conduct our business through our main office and five other full-service branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2007.
Location	Year Opened	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)
Corporate Headquarters and Main Office:

325 Hamilton Avenue White Plains, New York 10601	1994	N/A	Owned	$ 1,085

Branch Offices:

1470 First Avenue New York, NY 10021(1)	2006	04/30/2011	Leased	213

590 East 187th Street Bronx, New York 10458	1972	N/A	Owned	520

2047 86th Street Brooklyn, New York 11214	1988	N/A	Owned	940

242 West 23rd Street New York, NY 10011	1996	N/A	Owned/Leased(2)	1,017

1751 Second Avenue New York, NY 10128	1978	09/30/2015	Leased	44

Other Properties:

300 Hamilton Avenue White Plains, New York 10601	2000	05/31/2010	Leased	60

1355 First Avenue New York, NY 10021(3)	1946	2109	Leased	-

40 Grove Street Wellesley, Massachusetts 02482	2004	02/28/2009	Leased	2

830 Post Road East Westport, Connecticut 06880	2007	4/30/2010	Leased	-

____________________________________
(1)	The Bank has temporarily relocated its branch office at 1353-55 First Avenue to this property due to the sale and renovation of the building located at 1355 First Avenue. See footnote 3 below.
(2)	This property is owned by us, but is subject to a 99 year ground lease, the term of which expires in 2084.
(3)
In June 2007, the Bank sold this building and temporarily relocated its branch office located at 1353-55 First Avenue to 1470 First Avenue, New York, New York, while 1353-55 First Avenue is being renovated.  On June 30, 2007, the Bank entered into a 99 year lease agreement for office space on the first floor of the building at 1353-55 First Avenue so that the Bank may continue to operate a branch office at this location after the building has been renovated.  Lease to commence upon completion of construction at 1353-55 First Avenue, which is presently expected to be in 2010.

Index

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At December 31, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “NECB.”  The Company completed its initial public offering on July 5, 2006 and commenced trading on July 6, 2006.  The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ, and the dividends paid by the Company during each quarter since trading commenced.  See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Institutions—Limitation on Capital Distributions” and Note 2 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

	Dividends	High	Low

2007:

First Quarter	N/A	$12.47	$11.50
Second Quarter	N/A	12.60	11.35
Third Quarter	$0.03	12.18	9.25
Fourth Quarter	0.03	12.89	10.00

2006:

Third Quarter	N/A	$11.45	$10.75
Fourth Quarter	N/A	12.35	11.25

Northeast Community Bancorp, MHC, the Company’s majority stockholder, has waived receipt of all dividends declared by the Company.  During 2007, the aggregate amount of dividends waived was $436,000.

As of  March 17, 2008, there were approximately 346 holders of record of the Company’s common stock.

The Company did not repurchase any of its common stock during the fourth quarter of 2007 and, at December 31, 2007, we had no publicly announced repurchase plans or programs.

Index

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$343,895	$288,417	$238,821	$237,300	$231,788
Cash and cash equivalents	39,146	36,749	27,389	48,555	57,824
Securities held to maturity	2,875	27,455	12,228	11,395	9,452
Securities available for sale	320	355	362	473	649
Loans receivable, net	283,133	201,306	190,896	167,690	154,546
Bank owned life insurance	8,515	8,154	–	–	–
Deposits	225,978	188,592	193,314	193,617	190,037
Total stockholders’ equity	108,829	96,751	43,120	41,146	39,589

Operating Data:
Interest income	$17,602	$15,348	$13,652	$12,885	$14,513
Interest expense	5,918	4,493	3,110	2,494	2,620
Net interest income	11,684	10,855	10,542	10,391	11,893
Provision for loan losses	338	–	–	–	–
Net interest income after provision for loan losses	11,346	10,855	10,542	10,391	11,893
Gain (loss) on sale of premises and equipment	18,962	(5)	(19)	(136)	(52)
Other income	805	624	553	559	543
Other expenses	9,826	8,870	7,515	8,078	7,400
Income before income taxes	21,287	2,604	3,561	2,736	4,984
Provision for income taxes	9,150	1,046	1,571	1,173	2,592
Net income	$12,137	$1,558	$1,990	$1,563	$2,392
Net income per share – basic and diluted (1)	$0.95	$0.06	N/A	N/A	N/A
Dividends declared per share	$0.06	$–	$–	$–	$–

____________________________________

(1)	The Company completed its initial public stock offering on July 5, 2006.

Index

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
Performance Ratios:
Return on average assets (1)	3.94%	0.57%	0.83%	0.66%	1.02%
Return on average equity (1)	11.70	2.24	4.69	3.80	6.13
Interest rate spread (2)	3.13	3.65	4.27	4.36	5.07
Net interest margin (3)	4.09	4.24	4.55	4.58	5.30
Noninterest expense to average assets	3.19	3.26	3.13	3.42	3.16
Efficiency ratio (1) (4)	31.24	77.31	67.85	74.70	59.75
Average interest-earning assets to average interest-bearing liabilities	146.61	133.99	120.33	119.73	118.82
Average equity to average assets	33.67	25.57	17.65	17.45	16.66

Capital Ratios - Bank:
Tangible capital	24.18	25.46	17.92	17.05	16.92
Core capital	24.18	25.46	17.92	17.05	16.92
Total risk-based capital	37.50	44.58	33.08	35.71	36.33

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.53	0.60	0.63	0.71	0.77
Allowance for loan losses as a percent of nonperforming loans	65.48	N/M	N/M	N/M	N/M
Net charge-offs to average outstanding loans during the period	0.02	0.00	0.00	0.00	0.01
Non-performing loans as a percent of total loans	0.80	0.00	0.00	0.00	0.00

Other Data:
Number of:
Real estate loans outstanding	485	400	399	364	381
Deposit accounts	15,025	15,898	17,243	18,251	19,528
Offices (5)	9	8	8	7	7
____________________________________

(1)
2007 operations included a non-recurring gain of $18,962,000 from the gain on sale of the building in which our First Avenue branch was located.  If such gain, net of income taxes at the 2007 marginal income tax rate, were removed, return on average assets, return on average equity, and efficiency ratio would be 0.43%, 1.28%, and 78.68%, respectively.

(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)
For 2007, includes our main office, our five other full-service branch offices, our loan production office in Wellesley, Massachusetts, our investment advisory service office in Westport, Connecticut, and an office that houses our processing center.

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

Sale of New York City Branch Office

In June 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York.  The purchase price for the building was $28.0 million.  The Bank received $10.0 million in cash at closing.  The remaining $18.0 million will be paid in two installments of $9.0 million on each of June 30, 2008 and June 30, 2009, pursuant to a zero coupon promissory note secured by a purchase money real estate mortgage, assignment and security agreement.  The zero coupon note was recorded at its present value of $16.3 million.

The sale of the branch office resulted in a pre-tax gain of $19.0 million, or a net gain of $10.8 million after providing for $8.2 million in income taxes.  The sale also provided an increase in total assets of $19.0 million represented by increases of $9.1 million in cash and $16.3 million in loans receivable partially offset by decreases of $6.2 million in property and equipment and $263,000 in other assets.  The sale resulted in the accrual of $8.2 million of income taxes on the sale gain.

In connection with the sale of the branch office building, the Bank entered into a 99-year lease agreement to enable the Bank to retain a branch office at 1353-55 First Avenue.  This lease will be effective upon the completion of the renovation of the property (projected to be in 2010).  We have temporarily relocated our First Avenue branch office to 1470 First Avenue while 1353-55 First Avenue is being renovated.

Acquisition of the Business Assets of Hayden Financial Group LLC

On November 16, 2007, the Bank acquired the operating assets of Hayden Financial Group LLC (“Hayden”), an investment advisory firm located in Connecticut, at a cost of $2.0 million.  The Bank paid $1.3 million at closing, and $700,000 will be paid in four annual installments of $175,000.  The acquisition of these business assets has enabled the Bank to expand the services it provides to include investment advisory and financial planning services to the then-existing Hayden customer base as well as future customers through a networking arrangement with a registered broker-dealer and investment adviser.  In connection with this transaction, we acquired intangible assets related to customer relationships of $710,000 and goodwill of $1,310,000 and booked a note payable with a present value of $625,000.  The intangible asset has been determined to have an 11.7-year life and, absent impairment issues, will be amortized to operations over that period using the straight-line method.  Both the intangible assets and goodwill will be subject to impairment review on no less than an annual basis.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2007 was $627,000 and note discount accreted during 2007 totaled $2,000.  The acquired business is being operated as a

Index

division of the Bank and, during the period owned in 2007, generated total revenues of approximately $69,000 and net income of approximately $2,000.

Balance Sheet Analysis

Overview.  Total assets at December 31, 2007, increased $55.5 million, or 19.2%, to $343.9 million from total assets of $288.4 million at December 31, 2006.  The increase was primarily due to an increase of $81.8 million in loans receivable, net, partially offset by a decrease of $24.6 million in securities and $6.6 million in premises and equipment.  Of the $81.8 million increase in loans receivable, $16.9 million was attributable to the note received in connection with the sale of our First Avenue branch office.  The remaining increase in loans was funded with the aforementioned decrease in securities and an increase of $37.4 million in deposits.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate real estate loans secured by multi-family residential real estate, mixed-use real estate and non-residential real estate.  To a much lesser extent, we originate commercial and consumer loans and purchase participation interests in construction loans.  At December 31, 2007, loans receivable, net, totaled $283.1 million, an increase of $81.8 million, or 40.6%, from total loans receivable, net, of $201.3 million at December 31, 2006.  The promissory note that the Bank received in connection with the sale of the Bank’s branch office building located at 1353-55 First Avenue, which had a $16.9 million balance at December 31, 2007, is included in the non-residential segment of our real estate loan portfolio for 2007.

The largest segment of our real estate loans is multi-family residential loans.  As of December 31, 2007, these loans totaled $138.8 million, or 49.0% of our total loan portfolio, compared to $110.4 million, or 54.8% of our total loan portfolio at December 31, 2006.  As of December 31, 2007, mixed-use loans totaled $52.6 million, or 18.5% of our total loan portfolio, compared to $42.6 million, or 21.1% of our total loan portfolio at December 31, 2006.  Non-residential real estate loans totaled $79.3 million, or 28.0% of our total loan portfolio at December 31, 2007, compared to $47.8 million, or 23.7% of our total loan portfolio at December 31, 2006.  At December 31, 2007 and 2006, one- to four-family residential real estate loans totaled $304,000 and $405,000, or 0.1% and 0.2% of our total loan portfolio, respectively.

During 2007, we established a new commercial loan department.  At December 31, 2007, our commercial loan portfolio totaled $5.5 million in committed loans, with $3.0 million drawn against such commitments, compared to no commercial loans at December 31, 2006.  In 2007 we also purchased participation interests in construction loans secured by multi-family, mixed-use and non-residential properties.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans.  The outstanding balance of construction loan participation interests purchased totaled $9.5 million, or 3.3% of our total loan portfolio at December 31, 2007.

In addition, we also originate several types of consumer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts.   Consumer loans totaled $88,000 and represented 0.03% of total loans at December 31, 2007, compared to $419,000, or 0.21%, of total loans at December 31, 2006.

Index

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Residential Real Estate:
One- to four-family	$304	0.11%	$405	0.20%	$587	0.31%	$837	0.49%	$985	0.63%
Multi-family (1)	138,767	48.95	110,389	54.76	100,360	52.43	99,400	58.93	86,000	55.29
Mixed-use (1)	52,559	18.54	42,576	21.12	43,919	22.94	38,287	22.70	40,457	26.01
Total residential real estate loans	191,630	67.60	153,370	76.08	144,866	75.68	138,524	82.12	127,442	81.93

Non-residential real estate (1)	79,305	27.98	47,802	23.71	46,219	24.14	29,785	17.66	27,795	17.87
Total real estate	270,935	95.58	201,172	99.79	191,085	99.82	168,309	99.78	155,237	99.80

Construction loans	9,456	3.34	-	-	-	-	-	-	-	-
Commercial loans	2,977	1.05	-	-	-	-	-	-	-	-

Consumer:
Overdraft lines of credit	69	0.02	71	0.04	83	0.04	96	0.06	113	0.07
Passbook loans	19	0.01	348	0.17	268	0.14	270	0.16	207	0.13
Total consumer loans	88	0.03	419	0.21	351	0.18	366	0.22	320	0.20
Total loans	283,456	100.00%	201,591	100.00%	191,436	100.00%	168,675	100.00%	155,557	100.00%

Net deferred loan costs	1,166		915		660		215		189
Allowance for losses	(1,489)		(1,200)		(1,200)		(1,200)		(1,200)
Loans, net	$283,133		$201,306		$190,896		$167,690		$154,546

(1)	Includes equity lines of credit that we originate on properties on which we hold the first mortgage.

Index

The following table sets forth the dollar amount of all loans at December 31, 2007 that are due after December 31, 2008 and have either fixed or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Residential real estate:
One- to four-family	$66	$238	$304
Multi-family	6,183	132,058	138,241
Mixed-use	4,102	48,019	52,121
Non-residential real estate	19,883	58,800	78,683
Construction loans	-	2,131	2,131
Commercial loans	615	-	615
Consumer and other loans	-	69	69
Total	$30,849	$241,315	$272,164

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2007	2006	2005	2004	2003
	(In thousands)
Total loans at beginning of period	$201,591	$191,436	$168,675	$155,557	$169,524
Loans originated:
Residential real estate:
One- to four-family	-	–	–	–	–
Multi-family	43,376	19,409	24,551	34,939	23,114
Mixed-use	16,098	7,304	9,794	11,801	5,945
Non-residential real estate	24,451	9,010	23,831	6,957	12,006
Construction loans	-	-	-	-	-
Commercial loans	3,012	-	-	-	-
Consumer and other loans	17	80	–	63	71
Total loans originated	86,954	35,803	58,176	53,760	41,136
Construction loan participation purchased	11,695	-	-	-	-
Loan from sale of building	16,341	-	-	-	-
Deduct:
Loan principal repayments	32,109	25,648	35,415	40,642	52,006
Loan sales	1,505	–	–	–	3,097
Total deductions	33,614	25,648	35,415	40,642	55,103
Other increases	489	-	-	-	-
Total loans at end of period	$283,456	$201,591	$191,436	$168,675	$155,557

Securities.  Our securities portfolio consists primarily of U.S. Treasury securities, U.S. Government agency securities, and mortgage-backed securities.  Securities decreased $24.6 million, or 88.5%, from $27.8 million at December 31, 2006, to $3.2 million at December 31, 2007.  The decrease was primarily due to maturities and repayments of $29.7 million that exceeded purchases of $5.0 million.

Index

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Fannie Mae common stock	$4	$46	$4	$72	$4	$58
Mortgage-backed securities	273	274	281	283	302	304
Total	$277	$320	$285	$355	$306	$362

Securities held to maturity:
U.S. Government and agency securities	$-	$-	$22,904	$22,904	$4,999	$4,950
Mortgage-backed securities	2,875	2,890	4,551	4,564	7,229	7,232
Total	$2,875	$2,890	$27,455	$27,468	$12,228	$12,182

At December 31, 2007, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

Index

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2007.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  At December 31, 2007, mortgage-backed securities with adjustable rates totaled $3.1 million.  Weighted average yields are on a tax-equivalent basis.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Fannie Mae common stock	$46	0.00%	$-	-	$-	-	$-	-	$46	-
Mortgage-backed securities	4	4.80	-	-	-	-	270	6.76%	274	6.73%
Total securities available for sale	$50	0.38%	$-	-	$-	-	$270	6.76%	$320	5.76%

Securities held to maturity:
U.S. Government and agency securities	$-	-	$-	-	$-	-	$-	-	$-	-
Mortgage-backed securities	50	5.29%	46	8.25%	303	6.63%	2,476	6.08%	2,875	6.16%
Total securities held to maturity	$50	5.29%	$46	8.25%	$303	6.63%	$2,476	6.08%	$2,875	6.16%

Index

Deposits.  Our primary source of funds is retail deposit accounts which are comprised of savings accounts, demand deposits and certificates of deposit held primarily by individuals and businesses within our primary market area and non-broker certificates of deposit gathered through two nationwide certificate of deposit listing services.  The non-broker certificates of deposits are accepted from banks, credit unions, non-profit organizations and certain corporations in amounts greater then $75,000 and less then $100,000.

Deposits increased by $37.4 million, or 19.8%, in the year ended December 31, 2007.  The increase in deposits is primarily attributable to an effort by the Bank to increase deposits through the offering of competitive interest rates in two nationwide certificate of deposits listing services.  As a result, the Bank had a total of $43.2 million in such certificates of deposits at December 31, 2007.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Now and money market deposit accounts	$21,839	9.6%	$21,137	11.2%	$22,731	11.8%
Savings accounts	57,346	25.4	60,755	32.2	73,133	37.8
Noninterest bearing demand deposits	1,745	0.8	1,439	0.8	1,499	0.8
Certificates of deposit	145,048	64.2	105,261	55.8	95,951	49.6

Total	$225,978	100.0%	$188,592	100.0%	$193,314	100.0%

The following table indicates the amount of certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of December 31, 2007.  We do not solicit jumbo certificates of deposit nor do we offer special rates for jumbo certificates.  The minimum deposit to open a certificate of deposit ranges from $500 to $2,500.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$7,483
Over three through six months	3,838
Over six through twelve months	7,890
Over twelve months	9,035
Total	$28,246

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
0.00 - 1.00%	$40	$32	$567
1.01 - 2.00%	1	329	10,350
2.01 - 3.00%	988	9,407	33,683
3.01 - 4.00%	16,551	26,025	28,680
4.01 - 5.00%	65,554	47,212	22,284
5.01 - 6.00%	61,914	22,249	338
Over 6.00%	-	7	49
Total	$145,048	$105,261	$95,951

Index

The following table sets forth the amount and maturities of time deposits at December 31, 2007.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years to Five Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
0.00 - 1.00%	$40	$-	$-	$-	$-	$40	0.03%
1.01 - 2.00%	1	-	-	-	-	1	0.00
2.01 - 3.00%	942	46	-	-	-	988	0.68
3.01 - 4.00%	12,264	3,692	565	30	-	16,551	11.41
4.01 - 5.00%	44,328	9,070	8,876	1,279	2,001	65,554	45.19
5.01 - 6.00%	37,766	11,723	4,971	3,790	3,664	61,914	42.69
Over 6.00%	-	-	-	-	-	-	0.00
Total	$95,341	$24,531	$14,412	$5,099	$5,665	$145,048	100.0%

Borrowings.  We may utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.  As of December 31, 2007, we had no FHLB advances outstanding.  In conjunction with the Hayden acquisition on November 16, 2007, the Company incurred a four-year zero-coupon note payable of $700,000.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2007 was $627,000 and note discount accreted during 2007 totaled $2,000.  We had no borrowings as of or during the year ended December 31, 2006.

Stockholders’ Equity.  Stockholders’ equity increased $12.1 million, or 12.5%, to $108.83 million at December 31, 2007, from $96.75 million at December 31, 2006.  The increase was primarily due to net income of $12.1 million.  In addition, stockholders’ equity was increased by $302,000 of earned ESOP shares and reduced by $328,000 of cash dividends declared to minority stockholders.  Northeast Community Bancorp, MHC, the Company’s majority stockholder, received approval of the Office of Thrift Supervision to waive its right to receive its share of cash dividends declared by the Company in 2007, which totaled approximately $436,000.  We anticipate that the MHC will continue to waive receipt of all dividends declared by the Company, subject to applicable regulatory approvals.

Results of Operations for the Years Ended December 31, 2007 and 2006

Overview.

	2007	2006	% Change 2007/2006
	(Dollars in thousands)

Net income	$12,137	$1,558	679.0%
Return on average assets	3.94%	0.57%	591.2
Return on average equity	11.70	2.24	422.3
Average equity to average assets	33.67	25.57	31.7

Net income for the year ended December 31, 2007 increased by $10.6 million, or 679.0%, to $12.1 million from $1.6 million in 2006.  The increase was primarily the result of the $19.0 million gain ($10.8 million net of income taxes) from the disposition in June 2007 of the Bank’s branch office building located at 1353-55 First Avenue.  Excluding the effect of the branch sale, net income in 2007 decreased by $232,000, or 14.9%, primarily due to a $956,000 increase in noninterest expense and a $338,000 increase in the provision for loan losses, partially offset by an increase of $829,000 in net interest income, a $186,000 increase in noninterest income (excluding effect of the branch sale), and a $47,000 decrease in income tax (excluding the effect of the branch sale).

Index

Net Interest Income.  Net interest income increased by $829,000, or 7.6%, to $11.7 million for the year ended December 31, 2007, from $10.9 million for the year ended December 31, 2006.  The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $26.0 million due primarily to increased loan originations.  The effect of increased balances was partially offset by a 52 basis point decrease in our net interest rate spread to 3.13% for the year ended December 31, 2007, from 3.65% for the year ended December 31, 2006.  The net interest margin decreased 15 basis points to 4.09% for the year ended December 31, 2007, from 4.24% for the year ended December 31, 2006.

The decrease in the interest rate spread and net interest margin in 2007 was due to the cost of our interest-bearing liabilities increasing to a greater degree than the increase in the yield earned on our interest-earning assets.  The cost of our interest-bearing liabilities increased by 68 basis points to 3.03% for the year ended December 31, 2007, from 2.35% for the year ended December 31, 2006, whereas the yield on our interest-earning assets increased by 16 basis points to 6.16% for the year ended December 31, 2007, from 6.00% for the year ended December 31, 2006.

Index

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances have been calculated using average daily balances.  Average loan balances include nonaccrual loans, which were not material to any period presented.  Loan fees are included in interest income on loans.  Interest income on loans and investment securities has not been calculated on a tax equivalent basis because the impact would be insignificant.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$232,496	$14,894	6.41%	$200,683	$12,771	6.36%	$179,129	$11,987	6.69%
Securities	16,664	839	5.03	22,913	1,064	4.64	13,764	496	3.60
Other interest-earning assets	36,813	1,869	5.08	32,390	1,513	4.67	38,707	1,169	3.02
Total interest-earning assets	285,973	17,602	6.16	255,986	15,348	6.00	231,600	13,652	5.89
Allowance for loan losses	(1,362)			(1,200)			(1,200)
Noninterest-earning assets	23,535			17,145			9,879
Total assets	$308,146			$271,931			$240,279

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$20,704	117	0.57%	$22,363	111	0.50%	$22,825	62	0.27
Savings and club accounts	58,963	415	0.70	66,951	469	0.70	76,607	373	0.49
Certificates of deposit	115,032	5,365	4.66	101,732	3,913	3.85	93,039	2,675	2.88
Total interest-bearing deposits	194,699	5,897	3.03	191,046	4,493	2.35	192,471	3,110	1.62

Borrowings	352	21	5.97	-	-	0.00	-	-	0.00
Total interest-bearing liabilities	195,051	5,918	3.03	191,046	4,493	2.35	192,471	3,110	1.62

Noninterest-bearing demand	1,753			7,806			1,663
Other liabilities	7,583			3,559			3,735
Total liabilities	204,387			202,411			197,869

Stockholders’ equity	103,759			69,520			42,410
Total liabilities and Stockholders’ equity	$308,146			$271,931			$240,279
Net interest income		$11,684			$10,855			$10,542
Interest rate spread			3.13			3.65			4.27
Net interest margin			4.09			4.24			4.55
Net interest-earning assets	$90,922			$64,940			$39,129
Interest-earning assets to interest- bearing liabilities	146.61%			133.99%			120.33%

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

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$2,037	$86	$2,123	$1,392	$(608)	$784
Investment securities	(309)	84	(225)	396	172	568
Other interest-earning assets	218	138	356	(215)	559	344
Total interest-earning assets	1,946	308	$2,254	1,573	123	1,696

Interest expense:
Interest-bearing demand deposits	(9)	15	6	(1)	50	49
Savings accounts	(56)	2	(54)	(52)	148	96
Certificates of deposit	553	900	1,453	268	970	1,238
Borrowings	-	21	21	–	–	–
Total interest-bearing liabilities	488	938	1,426	215	1,168	1,383
Net change in interest income	$1,458	$(630)	$828	$1,358	$(1,045)	$313

Provision for Loan Losses.  In 2007, a $338,000 provision was made to the allowance for loan losses due primarily to the increase in mortgage loan balances outstanding.  The effect of the provision for loan losses was partially offset by a charge-off of $49,000 on a mixed-use mortgage loan that was subsequently foreclosed and sold during 2007.  The allowance for loan losses as of December 31, 2007 represented 0.53% of total loans, compared to 0.60% as of December 31, 2006.

There were no recoveries during the year ended December 31, 2007, and there were no recoveries, charge-offs or provisions for loan losses during the year ended December 31, 2006.

Noninterest Income.  The following table shows the components of noninterest income for the years ended December 31, 2007 and 2006.

	2007	2006	% Change 2007/2006
	(Dollars in thousands)
Service charges	$358	$443	(19.2)%
Net gain (loss) from premises and equipment	18,962	(5)	N/M
Earnings on bank owned life insurance	361	154	134.4
Other	86	27	218.5
Total	$19,767	$619	3,093.4

N/M           Not meaningful.

Non-interest income increased $19.1 million, or 3,093.4%, to $19.8 million for the year ended December 31, 2007, from $619,000 for the year ended December 31, 2006.  The increase was primarily the result of the $19.0 million gain from the June 2007 sale of the Bank’s branch office building located at 1353-55 First Avenue.  In addition, income from bank-owned life insurance, which was purchased in July 2006, increased by $207,000, or 134.4%, to $361,000 for the year ended December 31, 2007, from $154,000 for the year ended December 31, 2006.

Index

The increase in other noninterest income was primarily the result of $69,000 in investment advisory income earned by our Hayden Division since its acquisition in November 2007.

Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	% Change 2007/2006
	(Dollars in thousands)
Salaries and employee benefits	$5,189	$4,604	12.7%
Net occupancy expense of premises	1,107	1,072	3.3
Equipment	462	480	(3.8)
Outside data processing	650	608	6.9
Advertising	84	135	(37.8)
Service contracts	205	191	7.3
Insurance	165	162	1.9
Audit and accounting	214	208	2.9
Directors compensation	219	214	2.3
Telephone	167	161	3.7
Office supplies and stationary	209	252	(17.1)
Director, officer, and employee expenses	235	158	48.7
Legal fees	277	185	49.7
Other	642	440	45.9
Total noninterest expenses	$9,826	$8,870	10.8

Noninterest expense increased $956,000, or 10.8%, to $9.8 million for the year ended December 31, 2007, from $8.9 million for the year ended December 31, 2006.  The increase resulted primarily from an increase of $585,000 in salaries and employee benefits.  All other elements of noninterest expense increased in the aggregate by $371,000 or 8.7%.

The increase in salaries and employee benefits was primarily due to a $161,000 mid-year goal attainment payment made to employees, a $140,000 severance payment made to a long-time officer, an increase of $25,000 in ESOP expense, and an increase in the number of full time equivalent employees to 87 at December 31, 2007 from 74 at December 31, 2006.

All other noninterest expenses increased by $371,000, or 8.7%, to $4.6 million in 2007 from $4.3 million in 2006 due largely to additional expenses (audit and accounting, directors compensation, legal fees, and other non-interest expense) associated with being a public company.  The increase in director, officer, and employee expenses was due to the additional marketing efforts of the mortgage loan and commercial loan departments.

Income Taxes. Income tax expense increased by $8.1 million, or 774.8%, to $9.15 million for the year ended December 31, 2007, from $1.05 million for the year ended December 31, 2006.  The increase resulted primarily from the $18.7 million increase in pre-tax income in 2007 compared to 2006.  The effective tax rate was 43.0% or the year ended December 31, 2007, compared to 40.2% for 2006.  The increased effective tax rate was due to the increased level of pre-tax income and the resultant reduced impact of tax-exempt income.

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

Management reports to the board of directors monthly regarding the amount of loans  past-due more than 30 days.

Analysis of Nonperforming and Classified Assets. We generally consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  It is generally our policy to continue to accrue interest on past-due loans and loans in foreclosure as long management determines that there is a reasonable expectation of collection.  When a loan is placed on nonaccrual status, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are applied in the following order to late charges, interest, escrow and outstanding principal.

Real estate that we acquire as a result of a foreclosure action or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold.  When property is acquired, it is initially recorded at fair market value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

Index

The following table provides information with respect to our nonperforming assets at the dates indicated.  We did not have any troubled debt restructurings at the dates presented.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$–	$–	$–	$–	$–
Multi-family	666	–	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	1,200	–	–	–	–
Construction	–	–	–	–	–
Consumer and other loans	1	–	–	–	–
Total	$1,867	$–	$–	$–	$–

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	407	–	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Consumer and other loans	–	2	–	–	–
Total	407	2	–	–	–
Total of nonaccrual and 90 days or more past due loans	2,274	2	–	–	–

Foreclosed real estate	–	–	–	–	–
Other nonperforming assets	–	–	–	–	–
Total nonperforming assets	2,274	2	–	–	–

Troubled debt restructurings	–	–	–	–	–

Troubled debt restructurings and total nonperforming assets	$2,274	$2	$–	$–	$–

Total nonperforming loans to total loans	0.80%	0.00%	0.00%	0.00%	0.00%
Total nonperforming loans to total assets	0.66%	0.00%	0.00%	0.00%	0.00%
Total nonperforming assets and troubled debt restructurings to total assets	0.66%	0.00%	0.00%	0.00%	0.00%

At December 31, 2007, we had one nonaccrual multi-family mortgage loan and two nonaccrual non-residential mortgage loans totaling $1.9 million.  The nonaccrual multi-family mortgage loan had an outstanding balance of $666,000 and is secured by three buildings containing fourteen apartments located in Hampton, New Hampshire.  We are in the process of accepting a deed-in-lieu of foreclosure on this property.  Based on a recent fair value analysis of the property, the Bank does not expect a loss on the disposition of the property.

One of the nonaccrual non-residential mortgage loans had an outstanding balance of $769,000 and is secured by two gasoline stations and an automobile repair facility located in Putnam and Westchester Counties, New York.  The other nonaccrual non-residential mortgage loan had an outstanding balance of $431,000 and is secured by a non-residential building located in Yonkers, New York.  The accruing multi-family delinquent mortgage loan had an outstanding balance of $407,000 and is secured by a six unit apartment building located in Newark, New Jersey.

Index

Interest income that would have been recorded for the year ended December 31, 2007 had nonaccruing loans been current to their original terms amounted to approximately $153,000.  During the year ended December 31, 2007, the Bank recognized interest income of approximately $21,000 on the nonaccrual loans.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)

Special mention assets	$865	$–	$–
Substandard assets	1,866	–	–
Doubtful and loss assets	-	–	–
Total classified assets	$2,731	$–	$–

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Residential real estate:
One- to four-family	$–	$–	$–	$–	$–	$–
Multi-family	–	458	–	–	–	–
Mixed-use	–	–	–	–	–	–
Non-residential real estate	–	–	–	–	–	–
Construction	–	–	–	–	–	–
Commercial	–	–	–	–	–	–
Consumer and other loans	4	–	–	2	1	–
Total	$4	$458	$–	$2	$1	$–

Index

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

Our methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific allowance on identified impaired and problem loans, if appropriate; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Impaired and Problem Loans.  We establish an allowance on certain identified impaired and problem loans when the loan balance exceeds the fair market value, when collection of the full amount outstanding becomes improbable and when an accurate estimate of the loss can be documented.

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

We also establish a general allowance for loans identified by the internal loan review process and loans not performing according to contractual terms.  These loans typically do not pose significant risk of loss, but do demonstrate a higher level of risk than the average loan in our portfolio.  These could include loans 30 days or more past due, properties with vacant apartments or commercial spaces temporarily vacant due to tenant turnover or renovation, or the death of the obligator causing delinquency until a court appointed executor takes control of the property.  We separate these loans by property type and assign a risk factor to each category based on its risk potential as compared to the other categories and the portfolio as a whole.  Loans classified special mention or substandard would typically be candidates for treatment under this category.

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

At December 31, 2007, our allowance for loan losses was $1.5 million and represented 0.53% of total gross loans.  At December 31, 2006, our allowance for loan losses was $1.2 million and represented 0.60% of total gross loans.  At December 31, 2005, our allowance for loan losses was $1.2 million and represented 0.63% of total gross loans.  The increase in our general valuation allowance is due primarily to the increase in mortgage loan balances outstanding as of December 31, 2007.

Index

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2007			2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$-	0.0%	0.1%	$-	0.0%	0.2%	$–	0.0%	0.3%
Multi-family	472	31.7	49.0	395	32.9	54.8	443	36.9	52.4
Mixed-use	250	16.8	18.5	251	20.9	21.1	277	23.1	22.9
Non-residential real estate	691	46.4	28.0	554	46.2	23.7	480	40.0	24.2
Construction	50	3.4	3.3	–	0.0	0.0	–	0.0	0.0
Commercial	25	1.7	1.1	–	0.0	0.0	–	0.0	0.0
Consumer and other loans	–	0.0	0.0	–	0.0	0.2	–	0.0	0.2
Total allowance for loan losses	$1,489	100.0%	100.0%	$1,200	100.0%	100.0%	$1,200	100.0%	100.0%

	At December 31,
	2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$2	0.2%	0.5%	$3	0.3%	0.6%
Multi-family	520	43.3	58.9	497	41.4	55.3
Mixed-use	290	24.2	22.7	329	27.4	26.0
Non-residential real estate	388	32.3	17.7	371	30.9	17.9
Construction	–	0.0	0.0	–	0.0	0.0
Commercial	–	0.0	0.0	–	0.0	0.0
Consumer and other loans	–	0.0	0.2	–	0.0	0.2
Total allowance for loan losses	$1,200	100.0%	100.0%	$1,200	100.0%	100.0%

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

Index

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance at beginning of period	$1,200	$1,200	$1,200	$1,200	$1,219
Provision for loan losses	338	–	–	–	–

Charge offs:
Residential real estate:
One- to four-family	–	–	–	–	(19)
Multi-family	–	–	–	–	–
Mixed-use	(49)	–	–	–	–
Non-residential real estate	–	–	–	–	–
Construction
Consumer and other loans	–	–	–	–	–
Total charge-offs	(49)	–	–	–	(19)

Recoveries:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Construction	–	–	–	–	–
Consumer and other loans	–	–	–	–	–
Total recoveries	–	–	–	–	–
Net charge-offsNet charge-offs	(49)	–	–	–	(19)

Allowance at end of period	$1,489	$1,200	$1,200	$1,200	$1,200

Allowance to nonperforming loans	65.48%	N/M	N/M	N/M	N/M
Allowance to total loans outstanding at the end of the period	0.53%	0.60%	0.63%	0.71%	0.77%
Net charge-offs (recoveries) to average loans outstanding during the period	0.02%	0.00%	0.00%	0.00%	0.01%

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

Index

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

The following table presents the change in our net portfolio value at December 31, 2007 that would occur in the event of an immediate change in interest rates based on the Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$82,817	$(3,604)	(4)%	25.88%	(29	) bp
200	84,092	(2,329)	(3)%	26.01%	(16	) bp
100	85,318	(1,103)	(1)%	26.11%	( 6	) bp
0	86,420	-	-	26.17%
(100)	87,479	1,059	1%	26.21%	4	bp
(200)	88,377	1,956	2%	26.20%	3	bp

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  Cash and cash equivalents totaled $39.1 million at December 31, 2007 and consist primarily of deposits at other financial  institutions (Predominantly the Federal Home Loan Bank of New York) and miscellaneous cash items.  Securities classified as available-for-sale and whose market value exceeds our cost provide an additional source of liquidity.  Total securities classified as available-for-sale were $320,000 at December 31, 2007 and $355,000 at December 31, 2006.

Index

At December 31, 2007, we had $50.2 million in loan commitments outstanding.  At December 31, 2007, this consisted of $36.1 million of real estate loan origination commitments, $8.0 million in commercial loan commitments, $2.9 million in unused real estate equity lines of credit, $2.5 million in unused commercial loan lines, $582,000 in construction loans in process, and $191,000 in unused consumer lines of credit.  Certificates of deposit due within one year of December 31, 2007 totaled $95.3 million.  This represented 65.7% of certificates of deposit at December 31, 2007.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts.  At December 31, 2007, we had the ability to borrow $11.2 million from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $5.6 million each.  At December 31, 2007, we had no overnight advances outstanding.  Subsequent to December 31, 2007, we increased our borrowing line with the Federal Home Loan Bank of New York to $72.7 million dollars.  During the first quarter of 2008, we borrowed $15.0 million through advances from the FHLB, of which $15.0 million was outstanding as of March 31, 2008.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan and commercial loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Investing activities:
Loans disbursed or closed	$(86,954)	$(35,803)	$(58,176)
Purchase of loan participations	(11,695)	-	-
Loan principal repayments	32,109	25,648	35,415
Sale of loans.	1,505	-	-
Proceeds from maturities and principal repayments of securities	29,676	35,682	3,107
Purchases of securities	(5,000)	(50,335)	(3,874)
Purchase of bank owned life insurance	-	(8,000)	–
Proceeds from sale of premises and equipment	9,082	-	-
Purchases of premises and equipment	(198)	(6,726)	(156)
Purchase of business	(1,384)	-	-

Financing activities:
Increase (decrease) in deposits	37,386	(4,727)	(302)
Initial stock offering, net of ESOP shares	-	52,444	–

Index

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2007, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

The capital from our initial public offering increased our liquidity and capital resources.  In addition, the sale of our First Avenue branch office building in the second quarter of 2007 further increased our capital.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering and the sale of the branch office building are used for general corporate purposes, including the funding of lending activities.  Our financial condition has been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the offering and the branch office building sale will, initially, have an adverse impact on our return on equity.  From time to time, we may consider capital management tools such as cash dividends and common stock repurchases.

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

For the years ended December 31, 2007 and 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The information required by this item is incorporated herein by reference to Part II, Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Index

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Northeast Community Bancorp and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Northeast Community Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) and to Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Northeast Community Bancorp has adopted a Code of Ethics and Business Conduct, a copy of which can be found in the investor relations section of the Company’s website at www.necommunitybank.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Proxy Statement.

Index

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

(d)	Equity Compensation Plan Information

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Proxy Statement.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Amended and Restated Charter of Northeast Community Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Northeast Community Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Northeast Community Bancorp, Inc. (1)
10.1	Northeast Community Bank Employee Severance Compensation Plan (1)
10.2	Northeast Community Bank Supplemental Executive Retirement Plan and Participation Agreements with Kenneth A. Martinek and Salvatore Randazzo (1)*
10.3	Northeast Community Bancorp, Inc. Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.4	Northeast Community Bank Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.5	Employment Agreement between Northeast Community Bancorp, Inc., Northeast Community Bank and Susan Barile (3)*
10.6	Northeast Community Bank Directors’ Retirement Plan (1)*
10.7	Northeast Community Bank Directors’ Deferred Compensation Plan (1)*
10.8	Employment Agreement between Northeast Community Bancorp, Inc., Northeast Community Bank and Michael N. Gallina*(4)
21.0	List of Subsidiaries
23.0	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
______________________________
*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 12, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2007.
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Date: March 31, 2008	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Martinek	President, Chief Executive Officer	March 31, 2008
Kenneth A. Martinek	and Director
(principal executive officer)

/s/ Salvatore Randazzo	Executive Vice President, Chief	March 31, 2008
Salvatore Randazzo	Financial Officer and Director
(principal accounting and financial officer)

/s/ Diane B. Cavanaugh	Director	March 31, 2008
Diane B. Cavanaugh

/s/ Arthur M. Levine	Director	March 31, 2008
Arthur M. Levine

/s/ Charles A. Martinek	Director	March 31, 2008
Charles A. Martinek

/s/ John F. McKenzie	Director	March 31, 2008
John F. McKenzie

/s/ Linda M. Swan	Director	March 31, 2008
Linda M. Swan

/s/ Harry (Jeff) A.S. Read	Director	March 31, 2008
Harry (Jeff) A.S. Read

/s/ Kenneth H. Thomas	Director	March 31, 2008
Kenneth H. Thomas

Index

Index

Management’s Report on Internal Control Over Financial Reporting

The management of Northeast Community Bancorp, Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Northeast Community Bancorp, Inc. and Subsidiary
White Plains, New York

We have audited the accompanying consolidated statements of financial condition of Northeast Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Community Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Pine Brook, New Jersey
March 19, 2008

Index

Consolidated Statements of Financial Condition

	December 31,
	2007	2006
	(In thousands, except share and per share data)

Assets
Cash and amounts due from depository institutions	$1,878	$2,650
Interest-bearing deposits	37,268	34,099
Cash and cash equivalents	39,146	36,749
Securities available-for-sale	320	355
Securities held-to-maturity	2,875	27,455
Loans receivable, net of allowance for loan losses $1,489 and $1,200, respectively	283,133	201,306
Premises and equipment, net	4,529	11,117
Federal Home Loan Bank of New York stock, at cost	414	399
Bank owned life insurance	8,515	8,154
Accrued interest receivable	1,340	1,101
Goodwill	1,310	-
Intangible assets	710	-
Other assets	1,603	1,781
Total Assets	$343,895	$288,417
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing deposits	$1,745	$1,439
Interest-bearing deposits	224,233	187,153
Total deposits	225,978	188,592
Advance payments by borrowers for taxes and insurance	2,884	1,929
Accounts payable and accrued expenses	5,577	1,145
Note payable	627	-
Total Liabilities	235,066	191,666
Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized; issued and outstanding: 13,225,000 shares	132	132
Additional paid-in capital	57,555	57,513
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,665)	(4,925)
Retained earnings	55,956	44,147
Accumulated comprehensive loss	(149)	(116)
Total Stockholders’ Equity	108,829	96,751
Total Liabilities and Stockholders’ Equity	$343,895	$288,417

See notes to consolidated financial statements

Index

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006
	(In thousands, except share and per share data)
Interest Income:
Loans	$14,894	$12,771
Interest-earning deposits	1,869	1,513
Securities - taxable	839	1,064

Total Interest Income	17,602	15,348

Interest Expense:
Deposits	5,897	4,493
Borrowings	21	-
Total Interest Expense	5,918	4,493
Net Interest Income before Provision for Loan Losses	11,684	10,855
Provision for Loan Losses	338	-
Net Interest Income after Provision for Loan Losses	11,346	10,855
Non-Interest Income:
Other loan fees and service charges	358	443
Net gain (loss) from premises and equipment	18,962	(5)
Earnings on bank owned life insurance	361	154
Other	86	27
Total Non-Interest Income	19,767	619

Non-Interest Expenses:
Salaries and employee benefits	5,189	4,604
Net occupancy expense	1,107	1,072
Equipment	462	480
Outside data processing	650	608
Advertising	84	135
Other	2,334	1,971
Total Non-Interest Expenses	9,826	8,870
Income before Provision for Income Taxes	21,287	2,604
Provision for Income Taxes	9,150	1,046
Net Income	$12,137	$1,558
Net Income per Common Share – Basic	$0.95	$0.06	(A)
Weighted Average Number of Common Shares Outstanding – Basic	12,745	12,726	(A)
Dividends Declared per Common Share	$0.06	$-

(A) The Company completed its initial public stock offering on July 5, 2006.

See notes to consolidated financial statements

Index

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007 and 2006

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumu-lated Other Compre-hensive Income (Loss)	Total Equity	Comprehensive Income
	(In thousands)
Balance - December 31, 2005	$-	$-	$-	$43,089	$31	$43,120

Comprehensive income:
Net income	-	-	-	1,558	-	1,558	$1,558
Unrealized gain on securities available for sale, net of deferred income taxes of $(3)	-	-	-	-	11	11	11
ESOP shares earned	-	17	259	-	-	276
Adjustment to initially apply SFAS 158, net of deferred income taxes of $129	-	-	-	-	(158)	(158)
Capitalization of Mutual Holding Company	-	-	-	(500)	-	(500)
Issuance of common stock	132	57,496	-	-	-	57,628
Common stock acquired by ESOP	-	-	(5,184)	-	-	(5,184)
Total Comprehensive Income							$1,569
Balance - December 31, 2006	132	57,513	(4,925)	44,147	(116)	96,751

Comprehensive income:
Net income	-	-	-	12,137	-	12,137	$12,137
Unrealized loss on securities available for sale, net of taxes of $(10)	-	-	-	-	(17)	(17)	(17)
Prior Service Cost – DRP, net of taxes of $(13)	-	-	-	-	(16)	(16)	(16)
Cash dividend declared ($0.06 per share)	-	-	-	(328)	-	(328)
ESOP shares earned	-	42	260	-	-	302
Total Comprehensive Income							$12,104
Balance - December 31, 2007	$132	$57,555	$(4,665)	$55,956	$(149)	$108,829

See notes to consolidated financial statements

Index

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$12,137	$1,558
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and (discounts)	(88)	(553)
Provision for loan losses	338	-
Provision for depreciation	589	589
Net (accretion) amortization of deferred discounts, fees and costs	(424)	76
Deferred income tax expense (benefit)	5,053	(214)
(Gain) loss from dispositions of premises and equipment	(18,962)	5
Earnings on bank owned life insurance	(361)	(154)
(Increase) in accrued interest receivable	(239)	(98)
(Increase) decrease in other assets	(1,080)	143
Increase in accrued interest payable	8	5
Increase in other liabilities	184	174
ESOP shares earned	302	276
Net Cash Provided by (Used in) Operating Activities	(2,543)	1,807

Cash Flows from Investing Activities:
Purchase of loans	(11,695)	-
Sale of loan participation interest	1,505	-
Net increase in loans	(55,208)	(10,486)
Purchase of securities held-to-maturity	(5,000)	(50,335)
Principal repayments on securities available-for-sale	8	21
Principal repayments on securities held-to-maturity	29,668	35,661
Purchase of Federal Home Loan Bank of New York stock	(15)	(42)
Purchases of premises and equipment	(198)	(6,726)
Proceeds from sale of premises and equipment	9,082	17
Purchase of business	(1,384)	-
Purchase of bank owned life insurance	-	(8,000)
Net Cash (Used in) Investing Activities	(33,237)	(39,890)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	37,386	(4,727)
Increase in advance payments by borrowers for taxes and insurance	955	226
Net proceeds of initial public stock offering	-	57,628
Common stock acquired by the ESOP	-	(5,184)
Cash dividends paid to minority shareholders	(164)	-
Initial capitalization of mutual holding company	-	(500)
Net Cash Provided by Financing Activities	38,177	47,443

Net Increase in Cash and Cash Equivalents	2,397	9,360

Cash and Cash Equivalents - Beginning	36,749	27,389

Cash and Cash Equivalents - Ending	$39,146	$36,749

See notes to consolidated financial statements

Index

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2007	2006
	(In Thousands)
Supplementary Cash Flows Information:
Income taxes paid	$4,865	$1,093
Interest paid	$5,908	$4,488

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Loan receivable originated in connection with building sale	$16,341	$-
Assets acquired (liabilities incurred) in connection with the acquisition of a business:
Intangible Assets	$710	$-
Goodwill	1,310	-
Note Payable	(625)	-

See notes to consolidated financial statements

Index

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

The Bank is principally engaged in the business of attracting deposits and investing those funds into mortgage and commercial loans.  When demand for loans is low, the Bank invests in debt securities.  Currently the Bank conducts banking operations from its Headquarters in White Plains, New York gathering deposits nationwide and lending from Pittsburgh, Pennsylvania to southern Maine.  The Bank also has a Loan Production Office in the Boston, Massachusetts area.  Prior to a name change effective February 15, 2006, the Bank was known as Fourth Federal Savings Bank.  The change in name had no effect on the operations of the Bank.

New England Commercial Properties LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. Northeast Commercial Properties, LLC has been inactive since inception and had no assets or employees during 2007.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.

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

Index

Note 1 - Summary of Significant Accounting Policies (Continued)

Nature of Business and Significant Estimates (Continued)

Additionally, we are exposed to significant changes in market interest rates.  Such changes could have an adverse effect on our earning capacity and consolidated financial position, particularly in those situations in which the maturities or re-pricing of assets are different than the maturities or re-pricing of the supporting liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of three months or less.

Securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” requires financial institutions to classify their securities among three categories:  held to maturity, trading, and available for sale.  Management determines the appropriate classification at the time of purchase.  Held to maturity securities are those debt securities which management has the intent and the Bank has the ability to hold to maturity and are reported at amortized cost (unless value is other than temporarily impaired).  Trading securities are those debt and equity securities which are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings.  Available for sale securities are those debt and equity securities which are neither held to maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  The Company does not have trading securities in its portfolio.

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

Loans and Allowance for Loan Losses

Loans are stated at unpaid principle balances plus net deferred loan origination costs less an allowance for loan losses which is maintained at a level that represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate.  The allowance is decreased by loan charge-offs, increased by subsequent recoveries of loans previously charged off, and then adjusted, via either a charge or credit to operations, to an amount determined by management to be necessary.  Loans or portions thereof, are charged off when, after collection efforts are exhausted, they are determined to be un-collectible.  Management of the Bank, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume inherent in its loan activities, along with the general economic and

Index

Note 1 – Summary of Significant Accounting Policies (Continued)

Loans and Allowance for Loan Losses (Continued)

real estate market conditions.  The Bank utilizes a two tier approach:  (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio.  The Bank maintains a loan review system, which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral.  General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.  Although management believes that specific and general loan losses are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  The Bank does not aggregate such loans for evaluation purposes.  Payments received on impaired loans are applied first to interest receivable, second to late charges, third to escrow, and fourth to principal.

Loan Origination Fees and Costs

Net loan origination fees and costs are deferred and amortized into income over the contractual lives of the related loans by use of the level yield method.

Loan Interest and the Allowance for Uncollected Interest

Interest on loans receivable is recorded on the accrual basis.  An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured and there is a reasonable expectation of collection.  When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income.  Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income.  Interest on loans that have been restructured is accrued according to the renegotiated terms.

Concentration of Risk

The Bank’s lending activity is concentrated in loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States.  The Bank also had deposits in excess of the FDIC insurance limit at other financial institutions.  At December 31, 2007, such deposits totaled $37.0 million, of which $36.8 million was held by the Federal Home Loan Bank of New York.  Generally, deposits in excess of $100,000 are not insured by the FDIC.

Index

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Bank Owned Life Insurance (“BOLI”)

The Bank owns life insurance on the lives of certain of its officers.  The cash surrender value is recorded as an asset and the change in cash surrender value is included in non-interest income and is exempt from federal, state and city income taxes.  Our BOLI is invested in a General Account Portfolio and a Yield Portfolio account and is managed by an independent investment firm.

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  The stock is carried at cost.

Business Combinations

Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets.  The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management.  The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

Intangible Assets

Intangible assets at December 31, 2007, totaled $710,000 and consist of the value of customer relationships acquired in the business combination completed by the Company in November 2007.  The Company recorded these intangible assets at cost and will commence amortizing such assets on January 1, 2008, using the straight-line method over 11.7 years.  Amortization expense will be included in other non-interest expenses.  The Company plans to evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  The Company plans to review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable.  The Company will assess the recoverability of

Index

Note 1 - Summary of Significant Accounting Policies (Continued)

Intangible Assets (Continued)

intangible assets using undiscounted cash flows.  If intangible assets are found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and fair value.  The fair value will be estimated based upon the present value of discounted future cash flows or other reasonable estimates of fair value.

Goodwill

Goodwill at December 31, 2007, totaled $1,310,000 and consists of goodwill acquired in the business combination completed by the Company in November 2007.  The Company plans to test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.  The Company plans to utilize a two-step approach.  The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit.  The Company will estimate the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows.  If the carrying value of the reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value.  The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined.  The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination.  Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Income Taxes

The Company and the Bank file a consolidated federal income tax return.  Income taxes are allocated to the Company and Bank based upon their respective income or loss included in the consolidated income tax return.  The Company and the Bank file combined or separate state and city income tax returns depending on the particular requirements of each jurisdiction.

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

Index

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

The Company recognizes income tax related penalties and interest incurred as a component of income tax expense.  Such amounts have been immaterial.

Advertising Costs

Advertising costs are expensed as incurred.  The direct response advertising conducted by the Bank is immaterial and has not been capitalized.  Advertising costs are included in “non-interest expenses” on the Statements of Income.

Other Comprehensive Income

The Company records in accumulated other comprehensive income, net of related deferred income taxes, unrealized gains and losses on available for sale securities and the prior service cost of the Outside Directors Retirement Plan (“DRP”) that has not yet been recognized in expense.  Realized gains and losses, if any, are reclassified to non-interest income upon the sale of the related securities or upon the recognition of a security impairment loss.  A portion of the prior service cost of the DRP is recorded in expense annually. At December 31, 2007, accumulated other comprehensive loss totaled $(149,000) and included $43,000 of net gains on available for sale securities less $(18,000) of related deferred income taxes and $(316,000) in prior service cost of the DRP less $142,000 of related deferred income taxes.  At December 31, 2006, accumulated other comprehensive loss totaled $(116,000) and included $70,000 of net gains on available for sale securities less $(28,000) of related deferred income taxes and $(287,000) in prior service cost of the DRP less $129,000 of related deferred income taxes. The Company has elected to report the effects of other comprehensive income in the consolidated statements of stockholders’ equity.

Net Income Per Common Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Basic net income per common share for the year ended December 31, 2006, was calculated by utilizing net income for the period July 5, 2006, the date the Company completed its initial public stock offering, through December 31, 2006 ($749,000), and the weighted-average common shares outstanding during that same period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP") are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share until they are committed to be released.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans secured by

Index

Note 1 - Summary of Significant Accounting Policies (Continued)

Interest Rate Risk (Continued)

real estate.  The potential for interest-rate risk exists as a result of the generally shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets.  In a rising rate environment, liabilities will re-price faster than assets, thereby reducing net interest income.  For this reason, management regularly monitors the maturity structure of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

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

The MHC, which owned 55.0% of the Company’s common stock as of December 31, 2007, must hold at least 50.1% of the Company’s stock so long as the MHC exists. In addition to owning shares of the Company’s common stock, the MHC was capitalized in 2006 with $500,000 in cash from the Bank.

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

Index

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

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

During 2007, the MHC filed notice with the OTS, which did not object, of its intention to waive dividends declared by the Company.  Dividends declared by the Company in 2007 and waived by the MHC totaled approximately $436,000.  We anticipate that the MHC will continue to waive receipt of all dividends declared by the Company.

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

Under the OTS regulations, the Bank must have: (1) tangible capital equal to 1.5% of tangible assets, (2) core capital equal 3% of tangible assets, and (3) total (risk-based) capital equal to 8% of risk-weighted assets.  Tangible capital consists generally of stockholders’ equity less most intangible assets.  Core capital consists of tangible capital plus certain intangible assets such as qualifying purchased mortgage-servicing rights.  Risk-based capital consists of core capital plus the general allowance for loan losses.

Under the prompt corrective action rule issued by the federal banking authorities, an institution must have a leverage ratio of 4% or greater, a tier 1 capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater in order to be considered adequately capitalized.  The Bank is in compliance with these requirements at December 31, 2007.

Index

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

The following tables present a reconciliation of capital per generally accepted accounting principles (“GAAP”) and regulatory capital and information about the Bank’s capital levels at the dates presented:

	December 31,
	2007	2006
	(In Thousands)
GAAP capital	$79,456	$67,662
Less: Goodwill and intangible assets	(2,020)	-
Unrealized gain on securities available for sale	(25)	(42)
Disallowed deferred tax assets	(1,003)	(667)

Core and Tangible Capital	76,408	66,953

Add: General valuation allowances	1,489	1,200

Total Capital	$77,897	$68,153

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2007:
Total capital (to risk-weighted assets)	$77,897	37.50%	$	≥16,617	≥8.00%		$20,772	≥10.00%
Tier 1 capital (to risk-weighted assets)	76,408	36.78		≥ -	≥ -		≥12,463	≥ 6.00
Core (Tier 1) capital (to adjusted total assets)	76,408	24.18		≥12,641	≥4.00		≥15,801	≥ 5.00
Tangible capital (to adjusted total assets)	76,408	24.18		≥ 4,740	≥1.50		≥ -	≥ -

As of December 31, 2006:
Total capital (to risk-weighted assets)	$68,153	44.58%	$	≥12,229	≥8.00%	$	≥15,286	≥10.00%
Tier 1 capital (to risk-weighted assets)	66,953	43.80		≥ -	≥ -		≥ 9,172	≥ 6.00
Core (Tier 1) capital (to adjusted total assets)	66,953	25.46		≥10,520	≥4.00		≥13,150	≥ 5.00
Tangible capital (to adjusted total assets)	66,953	25.46		≥ 3,945	≥1.50		≥ -	≥ -

Index

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

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

Note 3 - Acquisition

On November 16, 2007, the Company acquired the operating assets of Hayden Financial Group LLC (“Hayden”), an investment advisory firm located in Connecticut, at a cost of $2,020,000, including $95,000 of expenses directly related to the transaction.  The acquisition of these business assets has enabled the Bank to expand the services it provides to include investment advisory and financial planning services to the then-existing Hayden customer base as well as future customers.  In connection with this transaction, the Company recorded intangible assets related to customer relationships of $710,000, goodwill of $1,310,000 and a note payable with a present value of $625,000.  The acquired business is being operated as a division of the Bank and, during the period owned in 2007, generated total revenues of approximately $69,000 and net income of approximately $2,000.

Note 4 - Financial Instruments with Off-Balance Sheet Risk

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

	December 31,
	2007	2006
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$44,071	$3,933
Construction loans in process	582	-
Commitments to fund unused lines of credit:
Commercial lines	5,379	3,651
Consumer lines	191	210

	$50,223	$7,794

Index

Note 4 - Financial Instruments with Off-Balance Sheet Risk (Continued)

At December 31, 2007, all of the financial instruments noted above carry adjustable or floating interest rates.  Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The amount of collateral obtained, if deemed necessary by the Bank, is based on management’s credit evaluation of the borrower.

Note 5 - Securities Available for Sale

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Federal National Mortgage Association common stock	$4	$42	$-	$46
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	187	1	-	188
Federal National Mortgage Association	82	-	-	82
Collateralized Mortgage Obligations	4	-	-	4
	273	1	-	274
	$277	$43	$-	$320

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Federal National Mortgage Association common stock	$4	$68	$-	$72

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	193	2	-	195
Federal National Mortgage Association	84	-	-	84
Collateralized Mortgage Obligations	4	-	-	4
	281	2	-	283
	$285	$70	$-	$355

There were no sales of securities available for sale during the years ended December 31, 2007 and 2006.

Index

Note 5 - Securities Available for Sale (Continued)

Contractual maturities of mortgage-backed securities were as follows:

	December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$4	$4	$-	$-
Due after one but within five years	-	-	4	4
Due after ten years	269	270	277	279

	$273	$274	$281	$283

The maturities shown above are based upon contractual maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Note 6 - Securities Held to Maturity

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Government National Mortgage Association	$1,341	$9	$2	$1,348
Federal Home Loan Mortgage Corporation	668	4	4	668
Federal National Mortgage Association	746	9	2	753
Collateralized Mortgage Obligations	116	1	-	117
Private Pass-through Securities	4	-	-	4

	$2,875	$23	$8	$2,890

Index

Note 6 - Securities Held to Maturity (Continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
U.S. Government (including Agencies) maturing:
Within one year	$21,904	$11	$2	$21,913
After one but within five years	1,000	-	9	991

	22,904	11	11	22,904
Mortgage-backed securities:
Government National Mortgage Association	2,190	6	13	2,183
Federal Home Loan Mortgage Corporation	1,135	12	3	1,144
Federal National Mortgage Association	995	12	2	1,005
Collateralized Mortgage Obligations	222	1	-	223
Private Pass-through Securities	9	-	-	9

	4,551	31	18	4,564

	$27,455	$42	$29	$27,468

There were no sales of securities held to maturity during the years ended December 31, 2007 and 2006.

Contractual maturities of mortgage-backed securities were as follows:

	December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$50	$50	$-	$-
Due after one but within five years	46	47	258	260
Due after five but within ten years	303	303	95	95
Due after ten years	2,476	2,490	4,198	4,209

	$2,875	$2,890	$4,551	$4,564

Index

Note 6 - Securities Held to Maturity (Continued)

The maturities shown above are based upon contractual maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held to maturity were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2007:
Mortgage-backed securities	$74	$1	$961	$7	$1,035	$8

December 31, 2006:
U. S. Government (including Agencies)	$997	$2	$991	$9	$1,988	$11
Mortgage-backed securities	-	-	2,372	18	2,372	18

	$997	$2	$3,363	$27	$4,360	$29

At December 31, 2007, 27 mortgage-backed securities had unrealized losses. As of December 31, 2007 and 2006, management concluded that the unrealized losses reflected above were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Bank has the ability and intent to hold these securities for the time necessary to recover the amortized cost.

Index

Note 7 - Loans Receivable, Net

	December 31,
	2007	2006
	(In Thousands)
Real estate mortgage:
One-to-four family	$304	$405
Multi-family	138,767	110,389
Mixed use	52,559	42,576
Commercial	79,305	47,802

	270,935	201,172

Construction:
Multi-family	7,538	-
Commercial	1,918	-

	9,456	-

Commercial Business:
Lines of Credit	2,322	-
Term	655	-

	2,977	-

Consumer:
Line of credit	69	71
Passbook or certificate	19	348

	88	419

Total Loans	283,456	201,591

Allowance for loan losses	(1,489)	(1,200)
Deferred loan fees and costs	1,166	915

	$283,133	$201,306

Loans serviced for the benefit of others totaled approximately $4,407,000 and $3,012,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007, we had three non-accrual loans which totaled approximately $1,867,000.  There were no non-accrual loans at December 31, 2006.  Interest income on such loans is recognized only when actually collected.  During the year ended December 31, 2007, the Bank recognized interest income of approximately $21,000 on the non-accrual loans.  Interest income that would have been recorded had the loans been on the accrual status would have amounted to approximately $153,000 for the year ended December 31, 2007.  The Bank is not committed to lend additional funds to borrowers whose loans have been placed on the non-accrual status.

Index

Note 7 - Loans Receivable, Net (Continued)

At December 31, 2007, impaired loans totaled $1,866,000 and were not subject to specific loan loss allowances.  For the year ended December 31, 2007, the average recorded investment in impaired loans totaled approximately $1,114,000.  No interest income was recognized on impaired loans during the period of impairment.  At and during the year ended December 31, 2006, no loans were classified as impaired.

The following is an analysis of the allowance for loan losses:

	Years Ended December 31,
	2007	2006
	(In Thousands)

Balance, beginning	$1,200	$1,200
Provision charged to operations	338	-
Losses charged to allowance	(49)	-

Balance, ending	$1,489	$1,200

Note 8 - Premises and Equipment, Net

	December 31,
	2007	2006
	(In Thousands)
Land	$534	$587
Air rights acquired	-	6,088
Buildings and improvements	7,183	7,592
Leasehold improvements	736	725
Furnishings and equipment	4,977	4,823

	13,430	19,815
Accumulated depreciation and amortization	(8,901)	(8,698)

	$4,529	$11,117

Included in property and equipment at December 31, 2006, were $6,187,000 in assets, which were held for sale.  These assets relate to a branch located in New York City and consisted of the following: land of $52,000, air rights of $6,088,000, building of $5,000 and furnishings and equipment of $42,000.  The Bank closed on the sale of these assets on June 29, 2007, receiving net proceeds of $25,157,000 and recognizing a net gain of $18,962,000.

Index

Note 9 - Accrued Interest Receivable, Net

	December 31,
	2007	2006
	(In Thousands)
Loans	$1,456	$1,041
Securities	16	64
	1,472	1,105
Allowance for uncollected interest	(132)	(4)
	$1,340	$1,101

Note 10 - Deposits

	December 31,
	2007		2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$1,745	0.00%	$1,439	0.00%
NOW and money market	21,839	0.84%	21,137	0.49%
	23,584	0.77%	22,576	0.46%

Savings accounts	57,346	0.73%	60,755	0.70%

Certificates of deposit maturing in:
One year or less	95,341	4.83%	68,033	4.40%
After one to two years	24,531	4.76%	13,537	4.17%
After two to three years	14,412	4.78%	9,630	4.28%
After three to four years	5,099	5.27%	9,339	4.57%
After four to five years	5,665	5.15%	4,722	5.27%

	145,048	4.84%	105,261	4.41%

	$225,978	3.37%	$188,592	2.74%

As of December 31, 2007 and 2006, certificates of deposit over $100,000 totaled $26,846,000 and $24,368,000, respectively.  Generally, deposits in excess of $100,000 are not insured by the FDIC.

Index

Note 10 – Deposits (Continued)

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2007	2006
	(In Thousands)
Demand deposits	$117	$111
Savings accounts	415	469
Certificates of deposit	5,365	3,913

	$5,897	$4,493

 Note 11 - Note Payable

In conjunction with the Hayden acquisition on November 16, 2007, the Company incurred a four-year, zero-coupon note payable of $700,000.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2007, was $627,000 and note discount accreted during 2007 totaled $2,000.

Note 12 - Income Taxes

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

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2007	2006
	(In Thousands)
Current tax expense	$4,097	$1,260
Deferred tax expense	5,053	(214)

Income Tax Expense	$9,150	$1,046

Index

Note 12 - Income Taxes (Continued)

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying normal federal income tax rates to income before taxes:

	Years Ended December 31,
	2007	2006
	(Dollars In Thousands)
Federal income tax at statutory rates	$7,238	$886
State and City tax, net of federal income tax effect	1,945	202
Non-taxable income on bank owned life insurance	(123)	(52)
Other	90	10

Income Tax Expense	$9,150	$1,046

Effective Income Tax Rate	43.0%	40.2%

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2007		2006
	(In Thousands)
Deferred tax assets:
Allowance for loan losses		$657	$514
Depreciation		168	264
Benefit plans		223	63
Accumulated other comprehensive loss - DRP		142	129
Deferred loan fees and discounts		-	67

Total Deferred Tax Assets		1,190	1,037

Deferred tax liability:
Unrealized gain on securities available for sale		18	28
Deferred loan fees and discounts		14	-
Gain on sale of building		5,179	-

Total Deferred Tax Liabilities		5,211	28

Net Deferred Tax (Liability) Asset	$	(4,021)	$1,009

The net deferred tax (liability) asset is included in (accounts payable and accrued expenses) other assets in the consolidated statements of financial condition.

Index

Note 13 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2007	2006
	(In Thousands)

Service contracts	$205	$191
Insurance	165	162
Audit and accounting	214	208
Directors compensation	219	214
Telephone	167	161
Office supplies and stationary	209	252
Director, officer, and employee expenses	235	158
Legal fees	277	185
Other	642	440

	$2,334	$1,971

Note 14 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

Effective January 1, 2006, the Bank implemented the DRP. This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Statements of Financial Accounting Standards Nos. 132 and 158. The following table sets forth the funded status of the DRP and components of net periodic expense:

	Years Ended December 31,
	2007	2006
	(Dollars In Thousands)
Benefit Obligation – beginning	$358	$-
Service cost	43	12
Interest cost	25	18
Actuarial loss	49	-
Prior service cost	1	308
Benefit Obligation – ending	$476	$358
Funded Status – Accrued liability included in Accounts Payable and Accrued Expenses	$476	$358
Discount rate	6.00%	6.00%
Salary increase rate	2.00%	2.00%
Net pension expense:
Service cost	$43	$32
Interest cost	25	18
Amortization of unrecognized prior service liability	21	21
Total pension expense included in Other Non-Interest Expenses	$89	$71
Discount rate	6.00%	6.00%
Salary increase rate	2.00%	2.00%

Index

Note 14 - Benefits Plans (Continued)

Outside Director Retirement Plan (“DRP”) (Continued)

At December 31, 2007, prior service cost of $267,000 and actuarial losses of $49,000 have been recorded in Accumulated Other Comprehensive Loss. Approximately $21,000 and $5,000 of those amount are expected to be included in pension expense in 2008.

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2008	$-
2009	-
2010	-
2011	29
2012	60
2013 – 2017	393

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

During the years ended December 31, 2007 and 2006, expenses of $135,000 and 114,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.  At December 31, 2007 and 2006, a liability for this plan of $249,000 and $114,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

401(k) Plan

The Bank maintains a 401(k) plan for all eligible employees.  Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code.  The Bank through August 2006, made matching contributions equal to 100% of the employees contribution up to 5% of annual compensation.  Plan expenses for the year ended December 31, 2006 were $90,000.  In September 2006, the Bank ceased making matching contributions to the 401(k) plan.  Employer contributions fully vest after 6 years.

Index

Note 14 - Benefits Plans (Continued)

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Company’s initial public stock offering, the Bank established an ESOP for all eligible employees (substantially all full-time employees).  The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of Company common stock at $10.00 per share.  The loan from the Company carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025.  Each year, the Bank intends to make discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company.  The ESOP may further pay down the principal balance of the loan by using dividends paid, if any, on the shares of Company common stock it owns.  The balance remaining on the ESOP loan was $4,762,000 at December 31, 2007.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants.  As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation.  The allocation among plan participants will be as described in the ESOP governing document.

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans”, which was issued by the American Institute of Certified Public Accountants.  Accordingly, ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition.  Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense during the years ended December 31, 2007 and 2006, totaled approximately $302,000 and $276,000, respectively.  Dividends on unallocated shares, which totaled approximately $15,000 during 2007, are recorded as a reduction of the ESOP loan.  Dividends on allocated shares, which totaled approximately $1,000 during 2007, are charged to retained earnings. ESOP shares are summarized as follows:

ESOP shares are summarized as follows:

	December 31,
	2007	2006
Allocated shares	25,921	-
Shares committed to be released	25,921	25,921
Unearned shares	466,578	492,499

Total ESOP Shares	518,420	518,420

Fair value of unearned shares	$5,520,000	$6,053,000

Index

Note 15 - Commitments and Contingencies

Lease Commitments

Rentals under operating leases for certain branch offices amounted to $297,000 and $198,000 for the years ended December 31, 2007 and 2006, respectively.  At December 31, 2007, the minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

Year ending December 31,
2008	$294
2009	274
2010	248
2011	162
2012	64
Thereafter	1,114
$2,156

Available Credit Facilities

The Bank has the ability to borrow up to $11.2 million from the Federal Home Loan Bank of New York, consisting of a $5.6 million Overnight Line of Credit and a $5.6 million Companion (DRA) Commitment, both of which expire on July 31, 2008.  At December 31, 2007 and 2006, no amounts were outstanding under these credit facilities.

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

Note 16 - Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Cash Equivalents and Accrued Interest Receivable and Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For both available for sale and held to maturity securities, fair values are based on quoted market prices.

Index

Note 16 - Disclosures About Fair Value of Financial Instruments (Continued)

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics.  The total loan portfolio is first divided into performing and non-performing categories.  Performing loans are then segregated into adjustable and fixed rate interest terms.  Fixed rate loans are segmented by type, such as construction and land development, other loans secured by real estate, commercial and industrial loans, and loans to individuals.

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

For non-performing loans, fair value is calculated by first reducing the carrying value by a credit risk adjustment based on internal loan classifications, and then discounting the estimated future cash flows from the remaining carrying value at the rate at which the Bank would currently make similar loans to creditworthy borrowers.

Federal Home Loan Bank of New York Stock

The carrying amount of the Federal Home Loan Bank of New York stock is equal to its fair value.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand.  Time deposits are segregated by type, size, and remaining maturity.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.  At December 31, 2007 and 2006, accrued interest payable of $27,000 and $19,000, respectively, is included in deposit liabilities.

Borrowed Funds

The fair value of the Bank’s borrowed funds is estimated based on the discounted value of future contractual payments.  The discount rate is equivalent to the estimated rate at which the Bank could currently obtain similar financing.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2007 and 2006, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

Index

Note 16 - Disclosures About Fair Value of Financial Instruments (Continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$39,146	$39,146	$36,749	$36,749
Securities available for sale	320	320	355	355
Securities held to maturity	2,875	2,890	27,455	27,468
Loans receivable	283,133	286,213	201,306	196,020
FHLB stock	414	414	399	399
Accrued interest receivable	1,340	1,340	1,101	1,101

Financial liabilities:
Deposits	225,978	228,605	188,592	187,919

Note 17 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp (Parent company only) as of December 31, 2007 and 2006 and for the periods then ended.

Statements of Financial Condition

	December 31,
	2007	2006
	(In Thousands)
Assets
Cash and due from banks	$25,187	$9,533
Securities held to maturity	-	14,916
Investment in subsidiary	79,282	67,662
ESOP loan receivable	4,762	4,877
Other assets	-	3
Total Assets	$109,231	$96,991
Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$402	$240
Total Liabilities	402	240

Total Stockholders’ Equity	108,829	96,751

Total Liabilities and Stockholders’ Equity	$109,231	$96,991

Index

Note 17 - Parent Only Financial Information (Continued)

Statements of Income

	Year Ended December 31, 2007	July 5, 2006 (Inception) to December 31, 2006
	(In Thousands)
Interest income – securities	$402	$307
Interest income – interest- earning deposits	780	149
Interest income – ESOP loan	402	210
Operating expenses	(276)	(90)

Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	1,308	576

Income tax expense	522	226

Income before Equity in Undistributed Earnings of Subsidiary	786	350

Equity in undistributed earnings of subsidiary	11,351	399

Net Income	$12,137	$749

Index

Note 17 - Parent Only Financial Information (Continued)

Statements of Cash Flow

	Year Ended December 31, 2007	July 5, 2006 (Inception) to December 31, 2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$12,137	$749
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(11,351)	(399)
Amortization of securities discount	(84)	(307)
Decrease (increase) in other assets	3	(3)
(Decrease) increase in other liabilities	(2)	240

Net Cash Provided by Operating Activities	703	280

Cash Flows from Investing Activities
Purchase of securities held to maturity	(5,000)	(29,609)
Maturities of securities held to maturity	20,000	15,000
Loan to ESOP	-	(5,184)
Repayment of ESOP loan	115	307
Purchase of Bank capital stock	-	(28,889)

Net Cash Provided by (Used in) Investing Activities	15,115	(48,375)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	57,628
Cash dividends paid	(164)	-

Net Cash Provided by (Used in) Financing Activities	(164)	57,628

Net Increase in Cash and Cash Equivalents	15,654	9,533

Cash and Cash Equivalents - Beginning	9,533	-

Cash and Cash Equivalents - Ending	$25,187	$9,533

Index

Note 18 - Recent Accounting Pronouncements

FASB Statement No. 141(R)

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

FASB Statement No. 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The adoption of FASB Statement No. 157 is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

FASB Statement No. 158

On September 29, 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends Statement 87 and Statement 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under Statement 158, gains and losses, prior service costs and credits, and any remaining transition amounts under Statement 87 and Statement 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. Statement 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The implementation of the measurement date provisions of Statement 158, effective January 1, 2008, did not have a significant impact on the Company’s financial condition or results of operations.

Index

Note 18 - Recent Accounting Pronouncements (Continued)

FASB Statement No. 158 (Continued)

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.”  This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  The conforming amendments in this FSP shall be applied upon adoption of Statement No. 158.  The adoption of FSP FAS 158-1 did not have a material impact on our consolidated financial statements or disclosures.

FASB Statement No. 159

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Statement No. 159 is effective for our Company January 1, 2008.  The Company does not expect the adoption of Statement No. 159 to have a material effect on its consolidated financial statements.\

FASB Statement No. 160

FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin (SAB) 110

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.  As the Company does not presently have a stock option plan, SAB 110 has no present impact.

Index

Note 18 - Recent Accounting Pronouncements (Continued)

Emerging Issues Task Force (EITF) 06-4 and 06-10

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance  Arrangements" ("EITF 06-4").  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement.  Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate.

For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  This EITF is effective for fiscal years beginning after December 15, 2007, with early adoption permitted.  The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  The requirements of EITF 06-10 are essentially equivalent to EITF 06-04 and are effective for fiscal years beginning after December 15, 2007.  The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

Emerging Issues Task Force (EITF) 06-11

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital.  The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  In the absence of any existing share-based compensation plans, the implementation of this guidance will not impact on the Company's consolidated financial statements.  Should share-based compensation plans be adopted in the future, this guidance will apply.

Index

  Note 19 - Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(In Thousands, except for per share data)
Interest Income	$3,969	$4,126	$4,562	$4,945
Interest Expense	1,284	1,332	1,504	1,798
Net Interest Income	2,685	2,794	3,058	3,147

Provision for Loan Losses	-	338	-	-
Net Interest Income after Provision for Loan Losses	2,685	2,456	3,058	3,147

Non-Interest Income	182	19,141	195	249
Non-Interest Expenses	2,259	2,739	2,362	2,466
Income before Income Taxes	608	18,858	891	930

Income Taxes	218	8,235	337	360
Net Income	$390	$10,623	$554	$570
Net Income per common share – Basic	$0.03	$0.83	$0.04	$0.04
Weighted average numbers of common shares outstanding – basic	12,736	12,742	12,749	12,758
Dividends declared per share	$-	$-	$0.03	$0.03

Index

Note 19 - Quarterly Financial Data (Unaudited) (Continued)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In Thousands, except for per share data)
Interest Income	$3,545	$3,684	$4,111	$4,008
Interest Expense	903	1,072	1,225	1,293
Net Interest Income	2,642	2,612	2,886	2,715

Provision for Loan Losses	-	-	-	-
Net Interest Income after Provision for Loan Losses	2,642	2,612	2,886	2,715

Non-Interest Income	113	119	179	208
Non-Interest Expenses	2,035	2,110	2,354	2,371
Income before Income Taxes	720	621	711	552

Income Taxes	311	271	299	165
Net Income	$409	$350	$412	$387
Net Income per common share – Basic	N/A	N/A	$0.03	$0.03
Weighted average numbers of common shares outstanding – basic	N/A	N/A	12,723	12,729