Form 10-Q
period 2008-03-31
NORTHEAST COMMUNITY BANCORP INC
filed 2008-05-15
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 12, 2008, there were 13,225,000 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
	March 31, 2008	December 31, 2007
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$5,640	$1,878
Interest-bearing deposits	43,780	37,268

Cash and cash equivalents	49,420	39,146

Securities available for sale	299	320
Securities held to maturity	2,608	2,875
Loans receivable, net of allowance for loan losses of $1,489 and $1,489, respectively	311,700	283,133
Bank owned life insurance	8,616	8,515
Premises and equipment, net	4,459	4,529
Federal Home Loan Bank of New York stock, at cost	1,089	414
Accrued interest receivable	1,450	1,340
Goodwill	1,310	1,310
Intangible assets	695	710
Other assets	1,961	1,603

Total assets	$383,607	$343,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$4,452	$1,745
Interest bearing	243,910	224,233

Total deposits	248,362	225,978

Long-term FHLB of New York advances	15,000	–
Advance payments by borrowers for taxes and insurance	4,379	2,884
Accounts payable and accrued expenses	5,968	5,577
Note payable	634	627

Total liabilities	274,343	235,066

Commitments and contingencies	–	–
Stockholders’ equity

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	–	–
Common stock, $0.01 par value; 19,000,000 shares authorized, 13,225,000 shares issued and outstanding	132	132
Additional paid-in capital	57,566	57,555
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,601)	(4,665)
Retained earnings	56,319	55,956
Accumulated other comprehensive loss	(152)	(149)

Total stockholders’ equity	109,264	108,829
Total liabilities and stockholders’ equity	$383,607	$343,895

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share data)

INTEREST INCOME
Loans, including fees	$4,928	$3,181
Interest-earning deposits	299	416
Securities - taxable	55	372

Total Interest Income	5,282	3,969

INTEREST EXPENSE

Deposits	1,983	1,284
Borrowings	70	–
Total Interest Expense	2,053	1,284
Net Interest Income	3,229	2,685

PROVISION FOR LOAN LOSSES	–	–

Net Interest Income after Provision for Loan Losses	3,229	2,685

NON-INTEREST INCOME
Other loan fees and service charges	91	90
Earnings on bank owned life insurance	101	88
Investment Advisory Fees	201	–
Other	35	4

Total Non-Interest Income	428	182

NON-INTEREST EXPENSES

Salaries and employee benefits	1,468	1,129
Net occupancy expense of premises	276	265
Equipment	144	140
Outside data processing	167	156
Advertising	61	32
Other	656	537

Total Non-Interest Expenses	2,772	2,259

Income before Income Taxes	885	608

INCOME TAXES	357	218

Net Income	$528	$390
Net Income per Common Share – Basic	$.04	$.03
Weighted Average Number of Common Shares Outstanding – Basic	12,761	12,736
Dividends paid per common share	$.03	$–

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

Balance at December 31, 2006	$132	$57,513	$(4,925)	$44,147	$(116)	$96,751
Comprehensive income:
Net income	-	-	-	390	-	390	$390
Unrealized loss on securities available for sale, net of taxes of $2	-	-	-	-	(5)	(5)	(5)
Prior Service Cost – DRP, net of taxes of $3	-	-	-	-	(4)	(4)	(4)
ESOP shares earned	-	13	65	-	-	78
Total comprehensive income							$381

Balance at March 31, 2007	$132	$57,526	$(4,860)	$44,537	$(125)	$97,210

Balance at December 31, 2007	$132	$57,555	$(4,665)	$55,956	$(149)	$108,829
Comprehensive income:
Net income	-	-	-	528	-	528	$528
Unrealized loss on securities available for sale, net of taxes of $6	-	-	-	-	(7)	(7)	(7)
Prior Service Cost and Actuarial Loss– DRP, net of taxes of $2	-	-	-	-	4	4	4
Cash dividend declared ($.03 per share) to minority stockholders	-	-	-	(165)	-	(165)
ESOP shares earned	-	11	64	-	-	75
Total comprehensive income							$525

Balance at March 31, 2008	$132	$57,566	$(4,601)	$56,319	$(152)	$109,264

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$528	$390
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net accretion of securities premiums and (discounts), net	1	(285)
Provision for depreciation	121	154
Amortization of deferred loan discounts, fees and costs, net	45	29
Amortization other	22	–
Earnings on bank owned life insurance	(101)	(88)
Decrease in accrued interest receivable	(110)	63
(Increase) in other assets	(358)	(429)
(Decrease) increase in accrued interest payable	(3)	6
Increase (decrease) in other liabilities	404	(1)
ESOP shares earned	75	78
Net Cash Provided by (Used in) Operating Activities	624	(83)

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) in loans	(28,612)	(8,286)
Purchase of securities held to maturity	-	(24,689)
Principal repayments on securities available for sale	8	2
Principal repayments on securities held to maturity	266	22,625
Purchase of Federal Home Loan Bank of New York Stock	(675)	-
Purchases of premises and equipment	(51)	(21)
Net Cash (Used in) Investing Activities	(29,064)	(10,369)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	22,384	(377)
Increase in advance payments by borrowers for taxes and insurance	1,495	1,332
Proceeds from FHLB of New York long term advances	15,000	–
Cash dividends paid to minority stockholders	(165)	–

Net Cash Provided by Financing Activities	38,714	955

Net Increase (decrease) in Cash and Cash Equivalents	10,274	(9,497)

Cash and Cash Equivalents - Beginning	39,146	36,749

Cash and Cash Equivalents - Ending	$49,420	$27,252

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$405	$340
Interest paid	$2,056	$1,278

See Notes to Consolidated Financial Statements

NORTHEAST COMMUNITY BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a Federally-chartered corporation organized as a mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006.  The accompanying unaudited consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

New England Commercial Properties, LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  New England Commercial Properties, LLC has been inactive since inception and had no assets or employees during 2007 and through March 31, 2008.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2007 consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the three-month periods ended March 31, 2008 and 2007, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2007 and March 31, 2008, the ESOP owned 518,420 shares of the Company’s common stock, which are held in a suspense account until released for allocation to participants.  As of December 31, 2007, the Company had allocated 25,921 shares to participants, and an additional 25,921 shares had been committed to be released.  As of March 31, 2008, the Company had allocated 51,842 shares to participants, and an additional 6,480 shares had committed to be released.  The Company recognized compensation expense of $75,000 and $78,000 during the three-month periods ended March 31, 2008 and 2007, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Service cost	$12	$11
Interest cost	7	6
Amortization of Prior Service Cost	5	5
Amortization of actuarial loss	1	-
Total	$25	$22

Effective January 1, 2006, the Bank implemented the DRP.  This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Statements of Financial Accounting Standards Nos. 132 and 158.  The amortization of prior service cost and actuarial loss in the three-month periods ended March 31, 2008 and 2007, is also reflected as a reduction in other comprehensive income during the period.

NOTE 5 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.

NOTE 5 – FAIR VALUE MEASUREMENTS (Continued)

Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability; either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correction or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at the fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counter-party credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$-	$299	$-	$299

NOTE 5 – FAIR VALUE MEASUREMENTS (Continued)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets measured at fair value on a nonrecurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS 159 on January 1, 2008 did not have any impact on the Company’s financial statements.

NOTE 6 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

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

NOTE 7 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Statement No. 141 (R) “Business Combinations” was issued in December 2007.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for business combinations, if any, completed beginning January 1, 2009.

NOTE 7 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4").  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement.  Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate.

For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  This EITF is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The implementation of this guidance did not have a material impact on the Company's consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  The requirements of EITF 06-10 are essentially equivalent to EITF 06-04 and are effective for fiscal years beginning after December 15, 2007.  The implementation of this guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 7 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased by $39.7 million, or 11.5%, to $383.6 million at March 31, 2008 from $343.9 million at December 31, 2007.  The increase in total assets was due to an increase of $28.6 million in loans receivable, net, an increase of $10.3 million in cash and cash equivalents, and an increase of $675,000 in FHLB of New York stock.

Cash and cash equivalents increased by $10.3 million, or 26.2%, to $49.4 million at March 31, 2008, from $39.1 million at December 31, 2007.  The increase in short-term liquidity was primarily the result of an increase of $22.4 million in deposits, $15.0 million from advances with FHLB of New York and a $1.5 million increase from advance payments by borrowers for taxes and insurance partially offset by the $28.6 million increase in loans receivable.

Loans receivable increased by $28.6 million, or 10.1%, to $311.7 million at March 31, 2008 from $283.1 million at December 31, 2007, due to loan originations of $35.8 million and increases in commercial lines of credit of $982,000 that exceeded loan repayments of $8.2 million.

Federal Home Loan Bank (“FHLB”) of New York stock increased by $675,000, or 163.0%, to $1.1 million at March 31, 2008, from $414,000 at December 31, 2007.  The increase was due to increased borrowings from the FHLB in the first quarter of 2008, which required additional purchases of FHLB New York stock.

Advances from the FHLB increased to $15.0 million at March 31, 2008 from zero outstanding FHLB advances at December 31, 2007.  The increase in borrowings was used to fund loan originations.  During the quarter ended March 31, 2008, the Bank borrowed $15.0 million in fixed rate term advances from the FHLB.  These advances mature during 2011 through 2013 and have an average interest rate of 3.57%.

Deposits increased by $22.4 million, or 9.9%, to $248.4 million at March 31, 2008 from $226.0 million at December 31, 2007.  The increase in deposits was primarily attributable to an effort by the Bank to increase deposits from commercial business loan customers and through the offering of competitive interest rates in our retail branches and in two nationwide certificate of deposit listing services.  As a result, the commercial loan department attracted $5.2 million in deposits and the deposit listing services attracted $58.1 million in deposits in the first quarter of 2008.

Advance payments by borrowers for taxes and insurance increased by $1.5 million, or 51.8%, to $4.4 million at March 31, 2008 from $2.9 million at December 31, 2007 due primarily to the timing of remittances to municipalities, which are primarily semi-annual in June and December.

Stockholders’ equity increased by $435,000, or 0.4%, to $109.3 million at March 31, 2008, from $108.8 million at December 31, 2007.  This increase was primarily the result of net income of $528,000 and the amortization of $75,000 for the ESOP for the period, partially offset by a cash dividend declared of $165,000.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General. Net income increased by $138,000, or 35.4%, to $528,000 for the quarter ended March 31, 2008 from $390,000 for the quarter ended March 31, 2007.  The increase was the result of in increase in net interest income of $544,000 and $246,000 in non-interest income, which was offset in part by increases of $513,000 in non-interest expense and $139,000 in income tax expense.

Net Interest Income.  Net interest income increased by $544,000, or 20.3%, to $3.2 million for the three months ended March 31, 2008 from $2.7 million for the three months ended March 31, 2007.  The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $23.3 million due primarily to increased loan originations, offset by a 49 basis point decrease in our net interest rate spread to 2.76% for the three months ended March 31, 2008 from 3.25% for the three months ended March 31, 2007.  The decrease in the interest rate spread in the first quarter of 2008 compared to the same period in 2007 was due to the cost of our interest-bearing liabilities increasing to a greater degree than the increase in the yield earned on our interest-earning assets.  The cost of our interest-bearing liabilities increased by 63 basis points to 3.39% for the three months ended March 31, 2008 from 2.76% for the three months ended March 31, 2007.

The net interest margin decreased by 31 basis points between these periods from 4.07% for the quarter ended March 31, 2007 to 3.76% for the quarter ended March 31, 2008.  The increase in the net interest income, despite the declines in net interest spread and net interest margin, was due to the increase in net interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$301,469	$4,928	6.54%	$202,209	$3,181	6.29%
Securities	3,846	55	5.72	30,330	372	4.91
Other interest-earning assets	38,107	299	3.14	31,576	416	5.27
Total interest-earning assets	343,422	5,282	6.15	264,115	3,969	6.01
Allowance for loan losses	(1,489)			(1,200)
Non-interest-earning assets	19,172			25,135
Total assets	$361,105			$288,050

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$21,053	39	0.74	$20,351	24	0.47
Savings and club accounts	57,294	104	0.73	60,358	104	0.69
Certificates of deposit	156,103	1,840	4.71	105,349	1,156	4.39
Total interest-bearing deposits	234,450	1,983	3.38	186,058	1,284	2.76
Borrowings	7,638	70	3.67	–	–	–
Total interest-bearing liabilities	242,088	2,053	3.39	186,058	1,284	2.76

Noninterest-bearing demand	2,557			1,253
Other liabilities	7,414			3,546
Total liabilities	252,059			190,857

Stockholders’ equity	109,046			97,193
Total liabilities and Stockholders’ equity	$361,105			$288,050
Net interest income		$3,229			$2,685
Interest rate spread			2.76			3.25
Net interest margin			3.76			4.07
Net interest-earning assets	$101,334			$78,057
Average interest-earning assets to average interest-bearing liabilities	141.86%			141.95%

Total interest income increased by $1.3 million, or 33.1%, to $5.3 million for the three months ended March 31, 2008, from $4.0 million for the three months ended March 31, 2007.  Interest income on loans increased by $1.7 million, or 54.9%, to $4.9 million for the three months ended March 31, 2008 from $3.2 million for the three months ended March 31, 2007.  The average balance of the loan portfolio increased by $99.3 million to $301.5 million for the three months ended March 31, 2008 from $202.2 million for the three months ended March 31, 2007 as originations outpaced repayments.  The average yield on loans increased by 25 basis points to 6.54% for the three months ended March 31, 2008 from 6.29% for the three months ended March 31, 2007.

Interest income on securities decreased by $317,000, or 85.2%, to $55,000 for the three months ended March 31, 2008 from $372,000 for the three months ended March 31, 2007.  The decrease was primarily due to a decrease of $26.5 million, or 87.3%, in the average balance of securities to $3.8 million for the three months ended March 31, 2008 from $30.3 million for the three months ended March 31, 2007.  This decrease was partially offset by an increase of 81 basis points in the average yield on securities to 5.72% for the three months ended March 31, 2008 from 4.91% for the three months ended March 31, 2007.  The decrease in average balance was due to the redeployment of funds into mortgage loans and commercial loans.

Interest income on other interest-earning assets decreased by $117,000, or 85.2%, to $299,000 for the three months ended March 31, 2008 from $416,000 for the three months ended March 31, 2007.  The decrease was primarily the result of a decrease of 213 basis points in the yield to 3.14% for the three months ended March 31, 2008 from 5.27% for the three months ended March 31, 2007, partially offset by an increase of $6.5 million in the average balance of other interest-earning assets to $38.1 million for the three months ended March 31, 2008 compared to $31.6 million for the three months ended March 31, 2007.  The decrease in the yield of other interest-earning assets was due to a decline in the short-term interest rates during the quarter ended March 31, 2008.  The increase in the average balance of other interest-earning assets was due to the increase in deposits.

Total interest expense increased by $769,000, or 59.9%, to $2.1 million for the three months ended March 31, 2008 from $1.3 million for the three months ended March 31, 2007.  Interest expense on deposits increased by $699,000, or 54.4%, to $2.0 million for the three months ended March 31, 2008 from $1.3 million for the three months ended March 31, 2007.  During this same period, the average interest cost of deposits increased by 62 basis points to 3.38% for the three months ended March 31, 2008 from 2.76% for the three months ended March 31, 2007.

The increase in interest expense on deposits is attributable to an effort by the Bank to increase deposits through the posting of competitive interest rates in its retail branch network and on two nationwide certificate of deposit listing services.  This had the effect of increasing the average balance of certificates of deposits by $50.8 million, or 48.2%, to $156.1 million for the three months ended March 31, 2008 from $105.3 million for the three months ended March 31, 2007.  During this same period, the interest cost of our certificates of deposits increased by 32 basis points to 4.71% for the three months ended March 31, 2008 from 4.39% for the three months ended March 31, 2007.

Interest expense on our other deposit products increased by $15,000, or 11.7%, to $143,000 for the three months ended March 31, 2008 from $128,000 for the three months ended March 31, 2007.  The increase was due to an increase of 27 basis points in our interest-bearing demand deposits to 0.74% for the three months ended March 31, 2008 from 0.47% for the three months ended March 31, 2007 and an increase of 4 basis points in our savings and holiday club deposits to 0.73% for the three months ended March 31, 2008 from 0.69% for the three months ended March 31, 2007.  The increase was also due to an increase of $702,000, or 3.4%, in the average balance of interest-bearing demand deposits to $21.1 million for the three months ended March 31, 2008 from $20.4 million for the three months ended March 31, 2007.  The increase was offset by a decrease of $3.1 million, or 5.1%, in the average balance of our savings and holiday club deposits to $57.3 million for the three months ended March 31, 2008 from $60.4 million for the three months ended March 31, 2007.

Interest expense on borrowed money was $70,000 for the three months ended March 31, 2008 due to $63,000 in interest expense on $15.0 million in FHLB advances and $7,000 in interest expense on a $634,000 note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC in the fourth quarter of 2007.  We had no borrowings or borrowing cost for the three months ended March 31, 2007.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$1,489	$1,200
Provision for loan losses	–	–
Charge-offs	–	–
Recoveries	–	–
Net charge-offs	–	–
Allowance at end of period	$1,489	$1,200

Allowance to nonperforming loans	47.77%	156.00%
Allowance to total loans outstanding at the end of the period	0.48%	0.57%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00%	0.00%

The allowance for loan losses was $1.5 million at March 31, 2008, $1.5 million at December 31, 2007, and $1.2 million at March 31, 2007.  We did not record any provisions for loan losses and did not have any loan charge-offs or recoveries during the three months ended March 31, 2008 and March 31, 2007.

The following table provides information with respect to our non-performing assets at the dates indicated.  We had no troubled debt restructurings at the dates presented.

	At March 31, 2008	At December 31, 2007
	(Dollars in thousands)

Non-accrual loans	$1,866	$1,867
Loans past due 90 days or more and accruing	1,251	407
Total non-performing loans	3,117	2,274
Other non-performing assets	–	–
Total non-performing assets	3,117	2,274
Troubled debt restructurings	–	–
Total troubled debt restructurings and non-performing assets	$3,117	$2,274

Total non-performing loans to total loans	1.00%	0.80%
Total non-performing loans to total assets	0.81%	0.66%
Total non-performing assets and troubled debt restructurings to total assets	0.81%	0.66%

At March 31, 2008, we had one non-accrual multi-family mortgage loan and two non-accrual non-residential mortgage loans totaling $1.9 million.  The non-accrual multi-family mortgage loan had an outstanding balance of $666,000 and is secured by three buildings containing fourteen apartments located at the beach in Hampton, New Hampshire.  We accepted a deed-in-lieu of foreclosure on this property on April 28, 2008.  Based on a current fair value analysis of the property, the Bank did not need to provide a specific reserve for this loan.

One of the non-accrual non-residential mortgage loans had an outstanding balance of $769,000 and is secured by two gasoline stations and an automobile repair facility located in Putnam and Westchester Counties, New York.  Subsequent to March 31, 2008 this debtor has filed for bankruptcy under Chapter 11.  The other non-accrual non-residential mortgage loan had an outstanding balance of $431,000 and is secured by a non-residential building located in Yonkers, New York.  Based on current fair value of the properties collateralizing these loans, the Bank has not provided specific reserves on these loans.

At March 31, 2008, we had one accruing, 90 days or more past due multi-family delinquent mortgage loan and one accruing, 90 days or more past due non-residential mortgage loan totaling $1.3 million in the aggregate.  The accruing multi-family mortgage loan had an outstanding balance of $407,000 and is secured by a six-unit apartment building located in Newark, New Jersey.  The accruing non-residential mortgage loan had an outstanding balance of $845,000 and is secured by an office building located in Mamaroneck, New York.  Based on current fair values of the properties collateralizing these loans, the Bank has not provided specific reserves these loans.

We have commenced foreclosure actions on all the above-mentioned non-performing loans.

At March 31, 2008, we had one multi-family mortgage loan with an outstanding balance of $457,000 that is current but we had classified as special mention.  This loan is secured by a mixed-use property located in Port Jervis, New York.

Non-interest Income. Non-interest income increased by $246,000, or 135.2%, to $428,000 for the three months ended March 31, 2008 from $182,000 for the three months ended March 31, 2007.  The increase was primarily due to $201,000 in fee income generated by Hayden Financial, the Bank’s investment advisory and financial planning services division, a $32,000 one-time payment from Visa in connection with Visa’s initial public stock offering, and an increase of $13,000 in earnings on bank owned life insurance.

Non-interest Expense. Non-interest expense increased by $513,000, or 22.7%, for the three months ended March 31, 2008 to $2.8 million from $2.3 million for the three months ended March 31, 2007.  The increase resulted primarily from increases of $339,000 in salaries and employee benefits, $119,000 in other non-interest expense, $29,000 in advertising expense, $11,000 in outside data processing, $11,000 in net occupancy expense of premises and $4,000 in equipment expense.

Salaries and employee benefits increased by $339,000, or 30.0%, to $1.4 million in 2008 from $1.1 million in 2007 due to an increase in the number of full time equivalent employees from 76 at March 31, 2007 to 85 at March 31, 2008.  The increase was due to the acquisition of the operating assets of Hayden Financial Group, LLC, an investment advisory firm, in November 2007, and the addition of two additional loan officers in 2007.

Other non-interest expense increased by $119,000, or 22.2%, to $656,000 in 2008 from $537,000 in 2007 due mainly to increases of $37,000 in legal fees, $37,000 in directors, officers and employees expenses, $16,000 in audit and accounting fees, $15,000 in amortization of intangible assets, $12,000 in office supplies and stationery and $19,000 in other non-interest expenses.  These increases were offset by a decrease of $17,000 in directors compensation.

Advertising expenses increased by $29,000, or 90.6%, to $61,000 in 2008 from $32,000 in 2007 due to an increased effort to market the Bank’s loan, deposit and investment products and services.

Income Taxes.  Income tax expense increased by $139,000, or 63.8%, to $357,000 for the three months ended March 31, 2008, from $218,000 for the three months ended March 31, 2007.  The increase resulted primarily from an increase of $277,000 in income before taxes to $885,000 for the three months ended March 31, 2008, as compared to $608,000 for the three months ended March 31, 2007.  The effective tax rate was 40.3% for the three months ended March 31, 2008 compared to 35.9% for the same period in 2007.  The increase in effective tax rate is the result of a smaller percentage of our pre-tax income being tax-exempt.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $49.4 million at March 31, 2008 and consist primarily of deposits at other financial institutions and miscellaneous cash items.  Securities classified as available for sale and whose fair value exceeds our cost provide an additional source of liquidity.  Total securities classified as available for sale were $299,000 at March 31, 2008.

At March 31, 2008, we had $40.1 million in loan commitments outstanding, consisting of $30.7 million of real estate loan commitments, $5.7 million in unused commercial business lines of credit, $2.9 million in unused real estate equity lines of credit, $549,000 in unused loans in process, and $194,000 in consumer lines of credit.  Certificates of deposit due within one year of March 31, 2008 totaled $113.2 million.  This represented 70.1% of certificates of deposit at March 31, 2008.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and Federal Home Loan Bank advances.  At March 31, 2008, we had the ability to borrow $69.2 million, net of $15 million in outstanding advances, from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $5.6 million each.  At March 31, 2008, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2008, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2008 and the year ended December 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in our net portfolio value at March 31, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$87,465	$(3,283)	(4)%	23.92%	(13	) bp
200	88,685	(2,063)	(2)%	24.00%	(5	) bp
100	89,750	(998)	(1)%	24.03%	(1	) bp
50	90,280	(468)	(1)%	24.05%	(0	) bp
0	90,748	-	-	24.05%
(50)	91,187	439	0%	24.04%	(1	) bp
(100)	91,620	872	1%	24.03%	(2	) bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Northeast Community Bancorp, Inc.

Date: May 14, 2008	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer