Form 10-Q
period 2008-06-30
NORTHEAST COMMUNITY BANCORP INC
filed 2008-08-14
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 12, 2008, there were 13,225,000 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
	June 30, 2008	December 31, 2007
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,284	$1,878
Interest-bearing deposits	30,619	37,268
Cash and cash equivalents	32,903	39,146

Securities available for sale	233	320
Securities held to maturity	2,323	2,875
Loans receivable, net of allowance for loan losses of $1,568and $1,489, respectively	324,686	283,133
Bank owned life insurance	8,708	8,515
Premises and equipment, net	4,404	4,529
Federal Home Loan Bank of New York stock, at cost	1,226	414
Accrued interest receivable	1,557	1,340
Goodwill	1,310	1,310
Intangible assets	680	710
Real Estate Owned	693	–
Other assets	2,191	1,603
Total assets	$380,914	$343,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$3,896	$1,745
Interest bearing	242,393	224,233

Total deposits	246,289	225,978

FHLB of New York advances	15,000	–
Advance payments by borrowers for taxes and insurance	3,464	2,884
Accounts payable and accrued expenses	5,901	5,577
Note payable	642	627

Total liabilities	271,296	235,066

Commitments and contingencies	–	–
Stockholders’ equity

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	–	–
Common stock, $0.01 par value; 19,000,000 shares authorized, 13,225,000 shares issued and outstanding	132	132
Additional paid-in capital	57,576	57,555
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,536)	(4,665)
Retained earnings	56,600	55,956
Accumulated other comprehensive loss	(154)	(149)
Total stockholders’ equity	109,618	108,829
Total liabilities and stockholders’ equity	$380,914	$343,895

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

INTEREST INCOME
Loans	$5,043	$3,441	$9,971	$6,622
Interest-earning deposits	211	489	510	905
Securities – taxable	50	196	105	568

Total Interest Income	5,304	4,126	10,586	8,095

INTEREST EXPENSE
Deposits	1,946	1,332	3,929	2,616
Borrowings	141	-	211	-

Total Interest Expense	2,087	1,332	4,140	2,616

Net Interest Income	3,217	2,794	6,446	5,479

PROVISION FOR LOAN LOSSES	79	338	79	338

Net Interest Income after Provision for Loan Losses	3,138	2,456	6,367	5,141

NON-INTEREST INCOME
Other loan fees and service charges	102	85	193	175
Net gain from disposition of premises and equipment	-	18,962	-	18,962
Earnings on bank owned life insurance	92	89	193	177
Investment advisory fees	202	-	403	-
Other	3	5	38	9

Total Non-Interest Income	399	19,141	827	19,323

NON-INTEREST EXPENSES
Salaries and employee benefits	1,540	1,521	3,008	2,650
Net occupancy expense of premises	278	275	554	540
Equipment	127	127	271	267
Outside data processing	168	155	335	311
Advertising	39	19	100	51
Other	669	642	1,325	1,179

Total Non-Interest Expenses	2,821	2,739	5,593	4,998

Income before Income Taxes	716	18,858	1,601	19,466

INCOME TAXES	271	8,235	628	8,453

Net Income	$445	$10,623	$973	$11,013
Net Income per Common Share – Basic	$0.03	$0.83	$0.08	$0.86
Weighted Average Number of Common Shares Outstanding – Basic	12,768	12,742	12,765	12,739
Dividends declared per common share	$0.03	$-	$0.06	$-

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders Equity	Comprehensive Income
	(In thousands, except per share data)

Balance at December 31, 2006	$132	$57,513	$(4,925)	$44,147	$(116)	$96,751
Comprehensive income:
Net income	-	-	-	11,013	-	11,013	$11,013
Unrealized gain on securities available for sale, net of taxes of $2	-	-	-	-	2	2	2
Prior Service Cost – DRP, net of taxes of $6	-	-	-	-	(8)	(8)	(8)

Total comprehensive income							$11,007
ESOP shares earned	-	26	130	-	-	156
Balance at June 30, 2007	$132	$57,539	$(4,795)	$55,160	$(122)	$107,914

Balance at December 31, 2007	$132	$57,555	$(4,665)	$55,956	$(149)	$108,829
Comprehensive income:
Net income	-	-	-	973	-	973	$973
Unrealized loss on securities available for sale, net of taxes of $9	-	-	-	-	(12)	(12)	(12)
Prior Service Cost and actuarial loss – DRP, net of taxes of $5	-	-	-	-	7	7	7
Cash dividend declared ($.06 per share) to minority stockholders	-	-	-	(329)	-	(329)
ESOP shares earned	-	21	129	-	-	150
Total comprehensive income							$968

Balance at June 30, 2008	$132	$57,576	$(4,536)	$56,600	$(154)	$109,618

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$973	$11,013
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and (discounts)	4	(93)
Provision for loan losses	79	338
Provision for depreciation	277	316
Amortization of deferred loan discounts, fees and costs, net	(475)	71
Amortization other	45	–
(Gain) from dispositions of premises and equipment	-	(18,962)
Earnings on bank owned life insurance	(193)	(177)
Increase in accrued interest receivable	(217)	(42)
Increase in other assets	(588)	(513)
(Decrease) increase in accrued interest payable	(2)	3
Increase in other liabilities	328	8,413
ESOP shares earned	150	156
Net Cash Provided by Operating Activities	381	523

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) in loans	(41,850)	(21,057)
Purchase of securities held to maturity	-	(5,000)
Principal repayments on securities available for sale	65	4
Principal repayments on securities held to maturity	549	23,010
Purchases of FHLB stock	(812)	(195)
Purchases of premises and equipment	(152)	(75)
Proceeds from sale of premises and equipment	-	9,080
Net Cash (Used in) Provided by Investing Activities	(42,201)	5,767

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	20,311	(5,911)
Proceeds from FHLB of New York advances	15,000	4,000
Increase in advance payments by borrowers for taxes and insurance	580	245
Cash dividends paid to minority stockholders	(315)	–

Net Cash Provided by (Used in) Financing Activities	35,576	(1,666)

Net Increase (decrease) in Cash and Cash Equivalents	(6,243)	4,624

Cash and Cash Equivalents - Beginning	39,146	36,749

Cash and Cash Equivalents - Ending	$32,903	$41,373

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$484	$981
Interest paid	$4,142	$2,613
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Loan made in conjunction with sale of premises and equipment	-	$16,341
Loan transferred to Real Estate Owned	$693	-

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

New England Commercial Properties, LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  On April 28, 2008, the Bank accepted a deed-in-lieu of foreclosure on a multi-family property located in Hampton, New Hampshire and subsequently transferred the property to New England Commercial Properties.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2007 consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the six-month periods ended June 30, 2008 and 2007, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2007 and June 30, 2008, the ESOP owned 518,420 and 518,012 shares of the Company’s common stock, respectively, which are held in a suspense account until released for allocation to participants.  As of December 31, 2007, the Company had allocated 25,921 shares to participants, and an additional 25,921 shares had been committed to be released.  As of June 30, 2008, the Company had allocated 51,842 shares to participants, and an additional 12,961 shares had been committed to be released.  The Company recognized compensation expense of $75,000 and $78,000 during the three-month periods ended June 30, 2008 and 2007, respectively, and $150,000 and $156,000 during the six-month periods ended June 30, 2008 and 2007, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2008	2007	2008	2007
Service cost	$12	$8	$24	$17
Interest cost	7	5	14	11
Amortization of actuarial loss	1	-	2	-
Amortization of prior service cost	5	5	10	10
Total	$25	$18	$50	$38

Effective January 1, 2006, the Bank implemented the DRP.  This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Statements of Financial Accounting Standards Nos. 132 and 158.  The amortization of prior service cost and actuarial gains and losses in the six-month periods ended June 30, 2008 and 2007 is also reflected as an element of other comprehensive income during the respective periods.

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

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation

NOTE 5 – FAIR VALUE MEASUREMENTS (Continued)

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counter-party credit quality, the entity’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things.

NOTE 5 – FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Asset	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$-	$233	$-	$233

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at June 30, 2008.

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

NOTE 6 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

On June 29, 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The purchase price for the building was $28.0 million.  At closing, the Bank received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”). The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Bank received $2 million in cash and a new $7 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  Both the New Note and the remaining $9 million payable under the Original Note are secured by 100% of the interests in the companies owning the Property.  In addition, the New Note is secured by a pocket mortgage on the Property, which is held in escrow by the Bank.

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2008, totaled $443,000 and consisted of net income of $445,000 and $2,000 in net other comprehensive loss related to securities available for sale (unrealized losses of $8,000 less income tax effect of $3,000) and benefit plan amounts under FAS 158 (amortization of prior service costs and actuarial gains of $6,000 less income tax effect of $3,000). Comprehensive income for the three months ended June 30, 2007, totaled $10,626,000 and consisted of net income of $10,623,000 and $3,000 in other comprehensive income related to securities available for sale (unrealized gains of $11,000 less income tax effect of

NOTE 7 – COMPREHENSIVE INCOME (Continued)

$4,000) and benefit plan amounts under FAS 158 (amortization of prior service costs and actuarial losses of $7,000 less income tax effect of $3,000).

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4").  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

cost of insurance to be incurred during the employee's retirement.  Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate.

For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  This EITF is effective for fiscal years beginning after December 15, 2007.  The implementation of this guidance did not have a material impact on the Company's consolidated financial statements.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007

Total assets increased by $37.0 million, or 10.8%, from $343.9 million at December 31, 2007, to $380.9 million at June 30, 2008.  The increase in total assets was primarily due to an increase of $41.6 million in loans receivable, net, partially offset by a decrease of $6.2 million in cash and cash equivalents.

Cash and cash equivalents decreased by $6.2 million, or 15.9%, to $32.9 at June 30, 2008, from $39.1 million at December 31, 2007.  The decrease in short-term liquidity was primarily the result of funding the increase of $41.6 million in loans receivable.

Loans receivable increased by $41.6 million, or 14.7%, to $324.7 million at June 30, 2008 from $283.1 million at December 31, 2007, due to loan originations and purchased participations of $66.5 million and increases in commercial lines of credit and term loans of $1.3 million that exceeded loan repayments of $26.1 million.

Federal Home Loan Bank (“FHLB”) of New York stock increased by $812,000, or 196.1%, to $1.2 million at June 30, 2008, from $414,000 at December 31, 2007.  The increase was due to increased borrowings from the FHLB in the first quarter of 2008, which required additional purchases of FHLB New York stock.

Real estate owned increased to $693,000 at June 30, 2008 from zero at December 31, 2007 due to the acceptance on April 28, 2008 of a deed-in-lieu of foreclosure on a multi-family property located in Hampton, New Hampshire.

Advances from the FHLB increased to $15.0 million at June 30, 2008 from zero at December 31, 2007.  The increase in borrowings was used to fund loan originations.  During the six-month period ended June 30, 2008, the Bank borrowed $15.0 million in fixed rate term advances from the FHLB.  These advances mature during 2011 through 2013 and have an average interest rate of 3.57%.

Deposits increased by $20.3 million, or 9.0%, to $246.3 million at June 30, 2008 from $226.0 million at December 31, 2007.  The increase in deposits was primarily attributable to an effort by the Bank to increase deposits from commercial business loan customers and through the offering of competitive interest rates in our retail branches and in two nationwide certificate of deposit listing services.  As a result, the commercial loan department attracted $4.1 million in deposits and the deposit listing services attracted $57.3 million in deposits during the six months ended June 30, 2008.

Advance payments by borrowers for taxes and insurance increased by $580,000, or 20.1%, to $3.5 million at June 30, 2008, from $2.9 million at December 31, 2007 due primarily to the increase in loans receivable.

Stockholders’ equity increased by $789,000, or 0.7%, to $109.6 million at June 30, 2008, from $108.8 million at December 31, 2007.  This increase was primarily the result of net income of $973,000 and the amortization of $150,000 for the ESOP for the period, partially offset by cash dividends declared of $329,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

General. Net income decreased by $10.2 million, or 95.8%, to $445,000 for the quarter ended June 30, 2008 from $10.6 million for the quarter ended June 30, 2007.  The decrease was primarily the result of the $19.0 million gain ($10.7 million net of income taxes) from the disposition of the Bank’s branch office building located at 1353-55 First Avenue that occurred during the quarter ended June 30, 2007.  Absent the impact of the building sale, net income improved by approximately $0.5 million due primarily to increasing net interest income.

Net Interest Income.  Net interest income increased by $423,000, or 15.1%, to $3.2 million for the three months ended June 30, 2008 from $2.8 million for the three months ended June 30, 2007.  The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $25.3 million due primarily to increased loan originations, partially offset by a 74 basis point decrease in our net interest spread to 2.58% for the three months ended June 30, 2008 from 3.32% for the three months ended June 30, 2007.

The decrease in the interest rate spread in the second quarter of 2008 compared to the second quarter of 2007 was due to a decrease in the yield earned on our interest-earning assets and an increase in the cost of our interest-bearing liabilities.  The yield on our interest-earning assets decreased by 39 basis points to 5.81% for the three months ended June 30, 2008 from 6.20% for the three months ended June 30, 2007.  This decrease was largely due to the decline in yield on other-interest earning assets due to lower short-term market interest rates.  The cost of our interest-bearing liabilities increased by 35 basis points to 3.23% for the three months ended June 30, 2008 from 2.88% for the three months ended June 30, 2007.

The net interest margin decreased by 68 basis points between these periods from 4.20% for the quarter ended June 30, 2007 to 3.52% for the quarter ended June 30, 2008.  The increase in the net interest income, despite the declines in the net interest spread and net interest margin, was due to the increase in net interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2008 and 2007.  Yield and costs are presented on an annualized basis.
	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$318,364	$5,043	6.34%	$213,182	$3,441	6.46%
Securities	3,951	50	5.06	16,233	196	4.83
Other interest-earning assets	43,095	211	1.96	36,963	489	5.29
Total interest-earning assets	365,410	5,304	5.81	266,378	4,126	6.20
Allowance for loan losses	(1,489)			(1,204)
Non-interest-earning assets	20,439			24,510
Total assets	$384,360			$289,684

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$22,173	$32	0.58	$20,705	$27	0.52
Savings and club accounts	58,469	112	0.77	59,236	103	0.70
Certificates of deposit	162,456	1,802	4.44	104,941	1,202	4.58
Total interest-bearing deposits	243,098	1,946	3.20	184,882	1,332	2.88

Borrowings	15,637	141	3.61	88	–	–
Total interest-bearing liabilities	258,735	2,087	3.23	184,970	1,332	2.88

Noninterest-bearing demand	4,283			1,291
Other liabilities	11,899			5,909
Total liabilities	274,917			192,170

Stockholders’ equity	109,443			97,514
Total liabilities and Stockholders’ equity	$384,360			$289,684
Net interest income		$3,217			$2,794
Interest rate spread			2.58			3.32
Net interest margin			3.52			4.20
Net interest-earning assets	$106,675			$81,408
Average interest-earning assets to average interest-bearing liabilities	141.23%			144.01%

Total interest income increased by $1.2 million, or 28.6%, to $5.3 million for the three months ended June 30, 2008, from $4.1 million for the three months ended June 30, 2007.  Interest income on loans increased by $1.6 million, or 46.6%, to $5.0 million for the three months ended June 30, 2008 from $3.4 million for the three months ended June 30, 2007.  The average balance of the loan portfolio increased by $105.2 million to $318.4 million for the three months ended June 30, 2008 from $213.2 million for the three months ended June 30, 2007 as loan originations and participation purchases outpaced loan repayments.  The average yield on loans decreased by 12 basis points to 6.34% for the three months ended June 30, 2008 from 6.46% for the three months ended June 30, 2007.

Interest income on securities decreased by $146,000, or 74.5%, to $50,000 for the three months ended June 30, 2008 from $196,000 for the three months ended June 30, 2007.  The decrease was primarily due to a decrease of $12.3 million, or 75.7%, in the average balance of securities to $4.0 million for the three months ended June 30, 2008 from $16.2 million for the three months ended June 30, 2007.  This decrease was partially offset by an increase of 23 basis points in the average yield on securities to 5.06% for the three months ended June 30, 2008 from 4.83% for the three months ended June 30, 2007.  The decrease in the average balance was due to the redeployment of funds into loans receivable.

Interest income on other interest-earning assets decreased by $278,000, or 56.9%, to $211,000 for the three months ended June 30, 2008 from $489,000 for the three months ended June 30, 2007.  The decrease was primarily the result of a decrease of 333 basis points in the yield to 1.96% for the three months ended June 30, 2008 from 5.29% for the three months ended June 30, 2007, partially offset by an increase of $6.1 million in the average balance of other interest-earning assets to $43.1 million for the three months ended June 30, 2008 compared to $37.0 million for the three months ended June 30, 2007.  The decrease in the yield of other interest-earning assets was due to a decline in the short-term interest rates subsequent to the quarter ended June 30, 2007.  The increase in the average balance of other interest-earning assets was due to the increase in deposits and borrowed money prior to using these funds for loan originations.

Total interest expense increased by $755,000, or 56.7%, to $2.1 million for the three months ended June 30, 2008 from $1.3 million for the three months ended June 30, 2007.  The increase was primarily due to an increase in the cost of interest-bearing deposits and borrowed money.  Interest expense on deposits increased by $614,000, or 46.1%, to $1.9 million for the three months ended June 30, 2008 from $1.3 million for the three months ended June 30, 2007.  During this same period, the average interest cost of deposits increased by 32 basis points to 3.20% for the three months ended June 30, 2008 from 2.88% for the three months ended June 30, 2007.  Interest expense on borrowed money increased to $141,000 for the three months ended June 30, 2008 from zero for the three months ended June 30, 2007.

The increase in interest expense on deposits is attributable to an effort by the Bank to increase deposits through the posting of competitive interest rates in our retail branch network and on two nationwide certificate of deposit listing services.  This had the effect of increasing the average balance of certificates of deposits by $57.5 million, or 54.8%, to $162.5 million for the three months ended June 30, 2008 from $104.9 million for the three months ended June 30, 2007.  As a result, interest expense on our certificates of deposits increased by $600,000, or 49.9%, to $1.8 million for the three months ended June 30, 2008 from $1.2 million for the three months ended June 30, 2007.  Mitigating this increase was a decrease of 14 basis points in the cost of certificates of deposits to 4.44% for the three months ended June 30, 2008 from 4.58% for the three months ended June 30, 2007.

Interest expense on our other deposit products increased by $14,000, or 10.8%, to $144,000 for the three months ended June 30, 2008 from $130,000 for the three months ended June 30, 2007.  The increase was due to an increase of 6 basis points in the cost of our interest-bearing demand deposits to 0.58% for the three months ended June 30, 2008 from 0.52% for the three months ended June 30, 2007 and an increase of 7 basis points in the cost of our savings and holiday club deposits to 0.77% for the three months ended June 30, 2008 from 0.70% for the three months ended June 30, 2007.  The increase was also due to an increase of $1.5 million, or 7.1%, in the average balance of interest-bearing demand deposits to $22.2 million for the three months ended June 30, 2008 from $20.7 million for the three months ended June 30, 2007.  That increase was offset by a decrease of $767,000, or 1.3%, in the average balance of our savings and holiday club deposits to $58.5 million for the three months ended June 30, 2008 from $59.2 million for the three months ended June 30, 2007.

Interest expense on borrowed money was $141,000 for the three months ended June 30, 2008 due to $133,000 in interest expense on an average balance of $15.0 million in FHLB advances and $8,000 in interest expense on an average balance of $637,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC in the fourth quarter of 2007.  We had no borrowings or borrowing cost for the three months ended June 30, 2007.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$1,489	$1,200
Provision for loan losses	79	338
Charge-offs	–	–
Recoveries	–	–
Net charge-offs	–	–
Allowance at end of period	1,568	1,538

Allowance to nonperforming loans	57.82%	81.25%
Allowance to total loans outstanding at the end of the period	0.48%	0.64%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00%	0.00%

The allowance for loan losses was $1.57 million at June 30, 2008, $1.49 million at December 31, 2007, and $1.54 million at June 30, 2007.  We recorded provisions for loan losses of $79,000 and $338,000 for the three-month periods ended June 30, 2008 and 2007, respectively.  The primary reason for the provision in the 2008 period was the growth of the Bank’s loan portfolio.  In this regard, the Bank’s gross loan portfolio grew by $13.1 million, or 4.2%, to $326.3 million at June 30, 2008 from $313.2 million at March 31, 2008.  We did not have any loan charge-offs or recoveries during the three months ended June 30, 2008 and June 30, 2007.

Non-interest Income.  Non-interest income decreased by $18.7 million, or 97.9%, to $399,000 for the three months ended June 30, 2008 from $19.1 million for the three months ended June 30, 2007.  The decrease was primarily due to the $19.0 million gain during the 2007 period from the disposition of the Bank’s branch office building located at 1353-55 First Avenue, New York, New York.  The decrease was partially offset by $202,000 in fee income generated by Hayden Financial, the Bank’s investment advisory and financial planning service division, which commenced operation during the fourth quarter of 2007.

Non-interest Expense.  Non-interest expense increased by $82,000, or 3.0%, for the three months ended June 30, 2008 to $2.8 million from $2.7 million for the three months ended June 30, 2007.  The increase resulted primarily from increases of $27,000 in other non-interest expense, $20,000 in advertising expense, $19,000 in salaries and employee benefits, and $13,000 in outside data processing.

Salaries and employee benefits, which represent more than 50% of the Company’s non-interest expense, increased by $19,000, or 1.2%, to $1.54 million in 2008 from $1.52 million in 2007.  An increase in the number of full time equivalent employees from 77 at June 30, 2007 to 86 at June 30, 2008, was largely offset by a $161,000 mid-year goal attainment payment made to employees and a $140,000 severance agreement made with a long-time officer, both of which occurred in 2007 but not in 2008.

The increase in full time equivalent employees was due to the acquisition of the operating assets of Hayden Financial Group, LLC, an investment advisory firm, in November 2007, and the addition of two additional loan officers in 2007.

Income Taxes. Income tax expense decreased by $8.0 million, or 96.7%, to $271,000 for the three months ended June 30, 2008, from $8.2 million for the three months ended June 30, 2007.  The decrease resulted primarily from an $18.1 million decrease in pre-tax income in 2008 compared to 2007.  The effective tax rate was 37.8% for the three months ended June 30, 2008 compared to 43.7% for the same period in 2007.  The decrease in the effective tax rate is the result of a greater percentage of our pre-tax income being tax-exempt.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

General. Net income decreased by $10.0 million, or 91.2%, to $973,000 for the six months ended June 30, 2008 from $11.0 million for the six months ended June 30, 2007.  The decrease was the primarily result of the $19.0 million gain ($10.7 million net of income taxes) from the disposition of the Bank’s branch office building located at 1353-55 First Avenue that occurred during the six months ended June 30, 2007.  Absent the impact of the building sale, net income improved approximately $0.6 million due primarily to increased net interest income.

Net Interest Income. Net interest income increased by $967,000, or 17.6%, to $6.4 million for the six months ended June 30, 2008 from $5.5 million for the six months ended June 30, 2007.  The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $24.3 million due primarily to increased loan originations and purchases, partially offset by a 61 basis point decrease in our net interest spread to 2.66% for the six months ended June 30, 2008 from 3.28% for the six months ended June 30, 2007.

The decrease in the interest rate spread was due to a decrease in the yield earned on our interest-earning assets and an increase in the cost of our interest-bearing liabilities.  The yield on our interest-earning assets decreased by 13 basis points to 5.97% for the six months ended June 30, 2008 from 6.10% for the six months ended June 30, 2007.  This decrease was largely due to the decline in yield on other-interest earning assets due to lower short-term market interest rates.  The cost of our interest-bearing liabilities increased by 49 basis points to 3.31% for the six months ended June 30, 2008 from 2.82% for the six months ended June 30, 2007.

The net interest margin decreased by 49 basis points between these periods from 4.13% for the six months ended June 30, 2007 to 3.64% for the quarter ended June 30, 2008.  The increase in the net interest income, despite the declines in the net interest spread and net interest margin, was due to the increase in net interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2008 and 2007.  Yield and costs are presented on an annualized basis.
	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$309,963	$9,971	6.43%	$207,726	$6,622	6.38%
Securities	3,898	105	5.39	23,243	568	4.89
Other interest-earning assets	40,615	510	2.51	34,285	905	5.28
Total interest-earning assets	354,476	10,586	5.97	265,254	8,095	6.10
Allowance for loan losses	(1,489)			(1,202)
Non-interest-earning assets	19,738			24,821
Total assets	$372,725			$288,873

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$21,616	$71	0.66	$20,529	$52	0.51
Savings and club accounts	57,885	215	0.74	59,794	206	0.69
Certificates of deposit	159,297	3,643	4.57	105,144	2,358	4.49
Total interest-bearing deposits	238,798	3,929	3.29	185,467	2,616	2.82

Borrowings	11,660	211	3.62	44	–	–
Total interest-bearing liabilities	250,458	4,140	3.31	185,511	2,616	2.82

Noninterest-bearing demand	3,425			1,272
Other liabilities	9,598			4,736
Total liabilities	263,481			191,519

Stockholders’ equity	109,244			97,354
Total liabilities and Stockholders’ equity	$372,725			$288,873
Net interest income		$6,446			$5,479
Interest rate spread			2.66			3.28
Net interest margin			3.64			4.13
Net interest-earning assets	$104,018			$79,743
Average interest-earning assets to average interest-bearing liabilities	141.53%			142.99%

Total interest income increased by $2.5 million, or 30.8%, to $10.6 million for the six months ended June 30, 2008, from $8.1 million for the six months ended June 30, 2007.  Interest income on loans increased by $3.35 million, or 50.6%, to $10.0 million for the six months ended June 30, 2008 from $6.6 million for the six months ended June 30, 2007.  The average balance of the loan portfolio increased by $102.2 million to $310.0 million for the six months ended June 30, 2008 from $207.7 million for the six months ended June 30, 2007 as loan originations and purchases outpaced loan repayments.  The average yield on loans increased by 5 basis points to 6.43% for the six months ended June 30, 2008 from 6.38% for the six months ended June 30, 2007.

Interest income on securities decreased by $463,000, or 81.5%, to $105,000 for the six months ended June 30, 2008 from $568,000 for the six months ended June 30, 2007.  The decrease was primarily due to a decrease of $19.3 million, or 83.2%, in the average balance of securities to $3.9 million for the six months ended June 30, 2008 from $23.2 million for the six months ended June 30, 2007.  This decrease was partially offset by an increase of 50 basis points in the average yield on securities to 5.39% for the six months ended June 30, 2008 from 4.89% for the six months ended June 30, 2007.  The decrease in the average balance of securities was due to the redeployment of funds into loans receivable.

Interest income on other interest-earning assets decreased by $395,000, or 43.6%, to $510,000 for the six months ended June 30, 2008 from $905,000 for the six months ended June 30, 2007.  The decrease was primarily the result of a decrease of 277 basis points in the yield to 2.51% for the six months ended June 30, 2008 from 5.28% for the six months ended June 30, 2007, partially offset by an increase of $6.3 million in the average balance of other interest-earning assets to $40.6 million for the six months ended June 30, 2008 from $34.3 million for the six months ended June 30, 2007.  The decrease in the yield of other interest-earning assets was due to a decline in the short-term interest rates subsequent to the six months ended June 30, 2007.  The increase in the average balance of other interest-earning assets was due to the increase in deposits and borrowed money prior to using these funds for loan originations.

Total interest expense increased by $1.5 million, or 58.3%, to $4.1 million for the six months ended June 30, 2008 from $2.6 million for the three months ended June 30, 2007.  Interest expense on deposits increased by $1.3 million, or 50.2%, to $3.9 million for the six months ended June 30, 2008 from $2.6 million for the six months ended June 30, 2007.  During this same period, the average interest cost of deposits increased by 47 basis points to 3.29% for the six months ended June 30, 2008 from 2.82% for the six months ended June 30, 2007.

The increase in interest expense on deposits is attributable to an effort by the Bank to increase deposits through the posting of competitive interest rates in our retail branch network and on two nationwide certificate of deposit listing services.  This had the effect of increasing the average balance of certificates of deposits by $54.2 million, or 51.5%, to $159.3 million for the six months ended June 30, 2008 from $105.1 million for the six months ended June 30, 2007.  As a result, interest expense on our certificates of deposits increased by $1.3 million, or 54.5%, to $3.6 million for the six months ended June 30, 2008 from $2.4 million for the six months ended June 30, 2007.  In addition, the cost of certificates of deposits increased by 8 basis points to 4.57% for the six months ended June 30, 2008 from 4.49% for the six months ended June 30, 2007.

Interest expense on our other deposit products increased by $28,000, or 10.9%, to $286,000 for the six months ended June 30, 2008 from $258,000 for the six months ended June 30, 2007.  The increase was due to an increase of 15 basis points in the cost of our interest-bearing demand deposits to 0.66% for the six months ended June 30, 2008 from 0.51% for the six months ended June 30, 2007 and an increase of 5 basis points in the cost of our savings and holiday club deposits to 0.74% for the six months ended June 30, 2008 from 0.69% for the six months ended June 30, 2007.  The increase in cost was partially offset by an aggregate decrease in the average balance of interest –bearing demand deposits and savings and holiday club deposits to $79.5 million for the six months ended June 30, 2008 from $80.3 million for the six months ended June 30, 2007.

Interest expense on borrowed money was $211,000 for the six months ended June 30, 2008 due to $196,000 in interest expense on an average balance of $11.0 million in FHLB advances and $15,000 in interest expense on an average balance of $634,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC in the fourth quarter of 2007.  We had minimal borrowings and borrowing costs for the six months ended June 30, 2007.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Allowance at beginning of period	$1,489	$1,200
Provision for loan losses	79	338
Charge-offs	–	–
Recoveries	–	–
Net charge-offs	–	–
Allowance at end of period	$1,568	$1,538

We recorded provisions for loan losses of $79,000 and $338,000 during the six-month periods ended June 30, 2008 and 2007, respectively.  There were no charge-offs or recoveries during the six months ended June 30, 2008 and 2007.

Non-interest Income.  Non-interest income decreased by $18.5 million, or 95.7%, to $827,000 for the six months ended June 30, 2008 from $19.3 million for the six months ended June 30, 2007.  The decrease was primarily due to the $19.0 million gain during the 2007 period from the disposition of the Bank’s branch office building located at 1353-55 First Avenue, New York, New York.  The decrease was partially offset by $403,000 in fee income generated by Hayden Financial, the Bank’s investment advisory and financial planning service division acquired during the fourth quarter of 2007, and a $32,000 one-time payment from Visa in connection with Visa’s initial public stock offering.

Non-interest Expense.  Non-interest expense increased by $595,000, or 11.9%, for the six months ended June 30, 2008 to $5.6 million from $5.0 million for the six months ended June 30, 2007.  The increase resulted primarily from increases of $358,000 in salaries and employee benefits, $146,000 in other non-interest expense, and $49,000 in advertising expense.

Salaries and employee benefits increased by $358,000, or 13.5%, to $3.0 million in 2008 from $2.7 million in 2007 due to an increase in the number of full time equivalent employees from 77 at June 30, 2007 to 86 at June 30, 2008.  The increase was due to the acquisition of the operating assets of Hayden Financial Group, LLC, an investment advisory firm, in November 2007, and the addition of two additional loan officers in the second quarter of 2007.

Other non-interest expense increased by $146,000, or 12.4%, to $1.3 million in 2008 from $1.2 million in 2007 due mainly to increases in directors, officers and employee expenses, legal fees, audit and accounting fees, and amortization expense of intangible assets.  These increases were partially offset by decreases in various other non-interest expense categories, the most significant of which was in directors’ compensation.

Advertising expenses increased by $49,000, or 96.1%, to $100,000 for the six months ended June 30, 2008 from $51,000 for the six months ended June 30, 2007 due to an increased effort to market the Bank’s loan, deposit, and investment products and services.

Income Taxes. Income tax expense decreased by $7.8 million, or 92.6%, to $628,000 for the six months ended June 30, 2008, from $8.5 million for the six months ended June 30, 2007.  The decrease resulted primarily from $17.8 million decrease in pre-tax income in 2008 compared to 2007.  The effective tax rate was 39.2% for the six months ended June 30, 2008 compared to 43.4% for the same period in 2007.  The decrease in the effective tax rate is the result of a greater percentage of our pre-tax income being tax-exempt.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.  We had no troubled debt restructurings at the dates presented.

	At June 30, 2008	At December 31, 2007
	(Dollars in thousands)

Non-accrual loans	$2,045	$1,867
Loans past due 90 days or more and accruing	667	407
Total non-performing loans	2,712	2,274
Real estate owned	693	–
Total non-performing assets	3,405	2,274
Troubled debt restructurings	-	–
Total troubled debt restructurings and non-performing assets	$3,405	$2,274

Total non-performing loans to total loans	0.83%	0.80%
Total non-performing loans to total assets	0.71%	0.66%
Total non-performing assets and troubled debt restructurings to total assets	0.89%	0.66%

At June 30, 2008, we had three non-accrual non-residential mortgage loans totaling $2.0 million.  One of the non-accrual non-residential mortgage loans had an outstanding balance of $845,000 and is secured by an office building located in Mamaroneck, New York.  Another non-accrual non-residential mortgage loan had an outstanding balance of $769,000 and is secured by two gasoline stations and an automobile repair facility located in Putnam and Westchester Counties, New York.  The debtor has filed for bankruptcy under Chapter 11.  The third non-accrual non-residential mortgage loan had an outstanding balance of $431,000 and is secured by a non-residential building located in Yonkers, New York.  Based on current fair value of the properties collateralizing these loans, the Bank has not established specific reserves on these loans.

At June 30, 2008, we had two accruing, 90 days or more past due multi-family delinquent mortgage loans totaling $667,000.  One accruing, delinquent multi-family mortgage loan had an outstanding balance of $406,000 and is secured by a six-unit apartment building located in Newark, New Jersey.  The other accruing, delinquent multi-family mortgage loan had an outstanding balance of $261,000 and is secured by an apartment building located in Elizabeth, New Jersey.  Based on current fair value of the properties collateralizing these loans, the Bank has not established specific reserves on these loans.

We have commenced foreclosure actions on all of the above-mentioned non-performing loans.

The other non-performing asset consists of a multi-family property located in Hampton, New Hampshire with respect to which the Bank accepted a deed-in-lieu of foreclosure on April 28, 2008.  We intend to renovate and market the property, and, based on a recent appraisal of the property, we do not anticipate any loss on the eventual disposition of the property.

LIQUIDITY MANAGEMENT

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $32.9 million at June 30, 2008 and consist primarily of deposits at other financial institutions and miscellaneous cash items.  Securities classified as available for sale and whose fair value exceeds our amortized cost provide an additional source of liquidity.  Total securities classified as available for sale were $233,000 at June 30, 2008.

At June 30, 2008, we had $46.2 million in loan commitments outstanding, consisting of $35.2 million of real estate loan commitments, $6.1 million in unused commercial business lines of credit, $2.9 million in unused real estate equity lines of credit, $1.8 million in unused loans in process, and $184,000 in consumer lines of credit.  Certificates of deposit due within one year of June 30, 2008 totaled $114.7 million.  This represented 70.5% of certificates of deposit at June 30, 2008.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and Federal Home Loan Bank advances.  At June 30, 2008, we had the ability to borrow in additional $50.1 million in outstanding advances, from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $11.2 million each.  At June 30, 2008, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

CAPITAL MANAGEMENT

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2008, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

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

For the six months ended June 30, 2008 and the year ended December 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk.  The Company’s most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes:  originating mortgage real estate loans that reprice to market interest rates in three to five years; purchasing securities that typically reprice within a three year time frame to limit exposure to market fluctuations; and, where appropriate, offering higher rates on long-term certificates of deposit to lengthen the repricing time frame of our liabilities.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

Quantitative Aspects of Market Risk.  We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in our net portfolio value at June 30, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$87,418	$(3,365)	(4)%	23.61%	(19	) bp
200	88,661	(2,122)	(2)%	23.71%	(10	) bp
100	89,828	(955)	(1)%	23.78%	(2	) bp
50	90,357	(426)	0%	23.81%	0	bp
0	90,783	-	-	23.81%
(50)	91,208	424	0%	23.80%	0	bp
(100)	91,605	822	1%	23.79%	(1	) bp

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission Of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 21, 2008.  The final results of the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes For	Votes Withheld

Salvatore Randazzo	10,356,237	1,698,522

Harry (Jeff) A.S. Read	10,554,648	1,500,111

Linda M. Swan	10,356,207	1,698,552

2.
The appointment of Beard Miller Company LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008 was ratified by stockholders by the following vote:

For:  12,005,175;       Against:   37,514;       Abstain:   12,070

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

Northeast Community Bancorp, Inc.

Date: August 14, 2008	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer