Form 10-Q
period 2008-09-30
NORTHEAST COMMUNITY BANCORP INC
filed 2008-11-14
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008, there were 13,225,000 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.                   FINANCIAL INFORMATION

Item 1.                     Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
	September 30, 2008	December 31, 2007
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,326	$1,878
Interest-bearing deposits	41,047	37,268
Cash and cash equivalents	43,373	39,146
Securities available for sale	209	320
Securities held to maturity	2,174	2,875
Loans receivable, net of allowance for loan losses of $1,715and $1,489, respectively	340,081	283,133
Bank owned life insurance	8,804	8,515
Premises and equipment, net	4,318	4,529
Federal Home Loan Bank of New York stock, at cost	1,900	414
Accrued interest receivable	1,650	1,340
Goodwill	1,310	1,310
Intangible assets	664	710
Real estate owned	608	–
Other assets	1,864	1,603
Total assets	$406,955	$343,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$5,974	$1,745
Interest bearing	249,689	224,233
Total deposits	255,663	225,978

FHLB of New York advances	30,000	–
Advance payments by borrowers for taxes and insurance	4,575	2,884
Accounts payable and accrued expenses	6,014	5,577
Note payable	649	627
Total liabilities	296,901	235,066

Commitments and contingencies	–	–
Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	–	–
Common stock, $0.01 par value; 19,000,000 shares authorized, 13,225,000 shares issued and outstanding	132	132
Additional paid-in capital	57,578	57,555
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,471)	(4,665)
Retained earnings	56,978	55,956
Accumulated other comprehensive loss	(163)	(149)
Total stockholders’ equity	110,054	108,829
Total liabilities and stockholders’ equity	$406,955	$343,895
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

INTEREST INCOME
Loans	$5,326	$3,884	$15,297	$10,506
Interest-earning deposits	185	538	695	1,443
Securities – taxable	52	140	157	708
Total Interest Income	5,563	4,562	16,149	12,657

INTEREST EXPENSE
Deposits	1,968	1,486	5,897	4,102
Borrowings	241	18	452	18
Total Interest Expense	2,209	1,504	6,349	4,120
Net Interest Income	3,354	3,058	9,800	8,537

PROVISION FOR LOAN LOSSES	147	-	226	338
Net Interest Income after Provision for Loan Losses	3,207	3,058	9,574	8,199

NON-INTEREST INCOME
Other loan fees and service charges	113	99	306	274
Net gain from disposition of premises and equipment	-	-	-	18,962
Earnings on bank owned life insurance	96	92	289	269
Investment advisory fees	208	-	611	-
Other	13	4	51	13

Total Non-Interest Income	430	195	1,257	19,518

NON-INTEREST EXPENSES
Salaries and employee benefits	1,444	1,248	4,452	3,898
Net occupancy expense of premises	291	275	845	815
Equipment	116	101	387	368
Outside data processing	160	167	495	478
Advertising	33	17	133	68
Loss on impairment of REO	121	-	121	-
Other	597	554	1,922	1,733
Total Non-Interest Expenses	2,762	2,362	8,355	7,360
Income before Income Taxes	875	891	2,476	20,357

INCOME TAXES	333	337	961	8,790
Net Income	$542	$554	$1,515	$11,567
Net Income per Common Share – Basic	$0.04	$.04	$0.12	$0.91
Weighted Average Number of Common Shares Outstanding – Basic	12,775	12,749	12,768	12,742
Dividends declared per common share	$0.03	$0.03	$0.09	$0.03

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’’ Equity	Comprehensive Income
	(In thousands, except per share data)

Balance at December 31, 2006	$132	$57,513	$(4,925)	$44,147	$(116)	$96,751
Comprehensive income:
Net income	-	-	-	11,567	-	11,567	$11,567
Unrealized loss on securities available for sale, net of taxes of $1	-	-	-	-	(1)	(1)	(1)
Prior Service Cost – DRP, net of taxes of $10	-	-	-	-	(12)	(12)	(12)
Cash dividend declared ($.03 per share) to minority stockholders	-	-	-	(164)	-	(164)
ESOP shares earned	-	29	195	-	-	224
Total comprehensive income							$11,554
Balance at September 30, 2007	$132	$57,542	$(4,730)	$55,550	$(129)	$108,365

Balance at December 31, 2007	$132	$57,555	$(4,665)	$55,956	$(149)	$108,829
Comprehensive income:
Net income	-	-	-	1,515	-	1,515	$1,515
Unrealized loss on securities available for sale, net of taxes of $18	-	-	-	-	(25)	(25)	(25)
Prior Service Cost and actuarial loss – DRP, net of taxes of $8	-	-	-	-	11	11	11
Cash dividend declared ($.09 per share) to minority stockholders	-	-	-	(493)	-	(493)
ESOP shares earned	-	23	194	-	-	217
Total comprehensive income							$1,501

Balance at September 30, 2008	$132	$57,578	$(4,471)	$56,978	$(163)	$110,054

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,515	$11,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net accretion of securities premiums and (discounts)	-	(95)
Provision for loan losses	226	338
Provision for depreciation	407	442
Amortization of deferred loan discounts, fees and costs, net	111	107
Amortization other	68	-
(Gain) from dispositions of premises and equipment	-	(18,962)
Loss on impairment of real estate owned	121	-
Earnings on bank owned life insurance	(289)	(269)
Increase in accrued interest receivable	(310)	(186)
Increase in other assets	(261)	(37)
Increase in accrued interest payable	5	8
Increase in other liabilities	461	4,323
ESOP shares earned	217	224
Net Cash Provided by (Used in) Operating Activities	2,271	(2,540)

Net (increase) in loans	(65,023)	(39,410)
Proceeds from sale of loans participation interests	7,045	-
Purchase of securities held to maturity	-	(5,000)
Principal repayments on securities available for sale	71	6
Principal repayments on securities held to maturity	698	23,365
Purchases of FHLB stock	(1,486)	(15)
Purchases of premises and equipment	(196)	(117)
Capitalized cost on real estate owned	(36)	-
Proceeds from sale of premises and equipment	-	9,080
Net Cash (Used in) Investing Activities	(58,927)	(12,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	29,685	11,348
Proceeds from long-term FHLB of New York advances	30,000	-
Increase in advance payments by borrowers for taxes and insurance	1,691	1,777
Cash dividends paid to minority stockholders	(493)	-
Net Cash Provided by Financing Activities	60,883	13,125
Net Increase (Decrease) in Cash and Cash Equivalents	4,227	(1,506)
Cash and Cash Equivalents - Beginning	39,146	36,749
Cash and Cash Equivalents - Ending	$43,373	$35,243

SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid	$860	$4,865
Interest paid	$6,344	$4,112
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Loan made in conjunction with sale of premises and equipment	$-	$16,341
Loan transferred to Real Estate Owned	$693	$-

See Notes to Consolidated Financial Statements

NORTHEAST COMMUNITY BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a Federally chartered corporation organized as a mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006.  The accompanying unaudited consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2007 consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company did not grant any restricted stock awards or stock options and, during the nine-month periods ended September 30, 2008 and 2007, and had no potentially dilutive common stock equivalents at September 30, 2008 and 2007.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2007 and September 30, 2008, the ESOP owned 518,420 and 518,200 shares of the Company’s common stock, respectively, which are held in a suspense account until released for allocation to participants.  As of December 31, 2007, the Company had allocated 25,921 shares to participants, and an additional 25,921 shares had been committed to be released.  As of September 30, 2008, the Company had allocated 51,842 shares to participants, and an additional 19,441 shares had been committed to be released.  The Company recognized compensation expense of $67,000 and $68,000 during the three-month periods ended September 30, 2008 and 2007, respectively, and $217,000 and $224,000 during the nine-month periods ended September 30, 2008 and 2007, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2008	2007	2008	2007
Service cost	$12	$8	$36	$25
Interest cost	7	5	21	16
Amortization of actuarial loss	1	-	3	-
Amortization of prior service cost	5	5	15	15
Total	$25	$18	$75	$56

Effective January 1, 2006, the Bank implemented the DRP.  This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Statements of Financial Accounting Standards Nos. 132 and 158.  The amortization of prior service cost and actuarial gains and losses in the nine-month periods ended September 30, 2008 and 2007 is also reflected as an element of other comprehensive income during the respective periods.

NOTE 5 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

NOTE 5 – FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Asset	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$-	$209	$-	$209

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company at September 30, 2008, had no financial assets and financial liabilities measured at fair value on a nonrecurring basis.

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

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

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2008, totaled $533,000 and consisted of net income of $542,000 and $9,000 in net other comprehensive loss related to securities available for sale (unrealized losses of $22,000 less income tax effect of $9,000) and benefit plan amounts under FAS 158 (amortization of prior service costs and actuarial gains of $7,000 less income tax effect of $3,000). Comprehensive income for the three months ended September 30, 2007, totaled $547,000 and consisted of net income of $554,000 and $7,000 in other comprehensive loss related to securities available for sale (unrealized losses of $6,000 less

NOTE 7 – COMPREHENSIVE INCOME (Continued)

income tax effect of $3,000) and benefit plan amounts under FAS 158 (amortization of prior service costs and actuarial losses of $8,000 less income tax effect of $4,000).

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

On September 29, 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends Statement 87 and Statement 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet.  Under Statement 158, gains and losses, prior service costs and credits, and any remaining transition amounts under Statement 87 and Statement 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end.  Statement 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The implementation of the measurement date provisions of Statement 158, effective January 1, 2008, did not have a significant impact on the Company’s financial condition or results of operations.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision could require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional discussion, see note 1 of the notes to the consolidated financial statements included elsewhere in this filing.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Total assets increased by $63.1 million, or 18.3%, from $343.9 million at December 31, 2007, to $407.0 million at September 30, 2008.  The increase in total assets was primarily due to increases of $56.9 million in loans receivable, net, $4.2 million in cash and cash equivalents, and an increase of $1.5 million in Federal Home Loan Bank (“FHLB”) of New York stock.

Cash and cash equivalents increased by $4.2 million, or 10.8%, to $43.4 million at September 30, 2008, from $39.1 million at December 31, 2007.  The increase in short-term liquidity was primarily the result of increases of $30.0 million in Federal Home Loan Bank advances and $29.7 million in deposits which had not yet been redeployed in the loan portfolio.

Net loans receivable increased by $56.9 million, or 20.1%, to $340.1 million at September 30, 2008 from $283.1 million at December 31, 2007, due primarily to loan originations of $96.0 million and increases in commercial lines of credit and term loans of $1.6 million that exceeded loan repayments of $40.4 million.

Federal Home Loan Bank (“FHLB”) of New York stock increased by $1.5 million, or 358.9%, to $1.9 million at September 30, 2008, from $414,000 at December 31, 2007.  The increase was due to increased borrowings from the FHLB in the first and third quarters of 2008, which required additional purchases of FHLB New York stock.

Real estate owned increased to $608,000 at September 30, 2008 from zero at December 31, 2007 due to the acceptance on April 28, 2008 of a deed-in-lieu of foreclosure on a multi-family property located in Hampton, New Hampshire.

Advances from the FHLB increased to $30.0 million at September 30, 2008 from zero at December 31, 2007.  The increase in borrowings was used to fund loan originations.  During the nine-month period ended September 30, 2008, the Bank borrowed $30.0 million in fixed rate term advances from the FHLB.  These advances mature during 2009 through 2013 and have an average interest rate of 3.53%.

Deposits increased by $29.7 million, or 13.1%, to $255.7 million at September 30, 2008 from $226.0 million at December 31, 2007.  The increase in deposits was primarily attributable to an effort by the Bank to increase deposits from commercial business loan customers and through the offering of competitive interest rates in our retail branches and in two nationwide certificate of deposit listing services.

Advance payments by borrowers for taxes and insurance increased by $1.7 million, or 58.6%, to $4.6 million at September 30, 2008, from $2.9 million at December 31, 2007 due primarily to the increase in loans receivable and the timing of payments to municipalities, which are generally semi-annual in June and December.

Stockholders’ equity increased by $1.2 million, or 1.1%, to $110.1 million at September 30, 2008, from $108.8 million at December 31, 2007.  This increase was primarily the result of net income of $1.5 million and the amortization of $217,000 for the ESOP for the period, partially offset by cash dividends declared of $493,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

General.   Net income decreased by $12,000, or 2.2%, to $542,000 for the three months ended September 30, 2008 from $554,000 for the three months ended September 30, 2007.  The decrease was primarily the result of increases of $1.0 million in interest income and $235,000 in non-interest income, offset by increases of $705,000 in interest expense, $400,000 in non-interest expense and $147,000 in provision for loan losses.

Net Interest Income.  Net interest income increased by $296,000, or 9.7%, to $3.4 million for the three months ended September 30, 2008 from $3.1 million for the three months ended September 30, 2007.  The increase in net interest income resulted primarily from the increased average balance of loans receivable of $90.0 million due primarily to increased loan originations, partially offset by a 37 basis point decrease in our net interest spread to 2.64% for the three months ended September 30, 2008 from 3.01% for the three months ended September 30, 2007.

The decrease in the interest rate spread in the third quarter of 2008 compared to the third quarter of 2007 was due to a decrease in the yield earned on our interest-earning assets and an increase in the cost of our interest-bearing liabilities.  The yield on our interest-earning assets decreased by 29 basis points to 5.84% for the three months ended September 30, 2008 from 6.13% for the three months ended September 30, 2007.  The decrease was largely due to the decline in yield on other-interest earning assets due to lower short-term market interest rates.  The cost of our interest-bearing liabilities increased by 7 basis points to 3.20% for the three months ended September 30, 2008 from 3.13% for the three months ended September 30, 2007.  The increase in average cost was due to an increased reliance on higher cost certificates of deposit and borrowings to fund loan growth.

The net interest margin decreased by 59 basis points between these periods from 4.11% for the quarter ended September 30, 2007 to 3.52% for the quarter ended September 30, 2008.  The increase in the net interest income, despite the declines in the net interest spread and net interest margin, was due to the increase in loans receivable providing more interest income than the interest expense incurred from corresponding increases in funding sources.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2008 and 2007.  Yield and costs are presented on an annualized basis.
	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$335,697	$5,326	6.35%	$245,685	$3,884	6.32%
Securities	4,225	52	4.92	10,228	140	5.48
Other interest-earning assets	41,184	185	1.80	41,695	538	5.16
Total interest-earning assets	381,106	5,563	5.84	297,608	4,562	6.13
Allowance for loan losses	(1,551)			(1,536)
Non-interest-earning assets	22,201			19,281
Total assets	$401,756			$315,353

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$20,844	$33	0.63	$20,187	$27	0.53
Savings and club accounts	58,625	117	0.81	58,258	104	0.71
Certificates of deposit	169,751	1,818	4.28	112,690	1,355	4.81
Total interest-bearing deposits	249,220	1,968	3.16	191,135	1,486	3.11

Borrowings	27,003	241	3.57	1,304	18	5.52
Total interest-bearing liabilities	276,223	2,209	3.20	192,439	1,504	3.13

Noninterest-bearing demand	4,930			2,623
Other liabilities	10,710			12,092
Total liabilities	291,863			207,154

Stockholders’ equity	109,893			108,199
Total liabilities and Stockholders’ equity	$401,756			$315,353
Net interest income		$3,354			$3,058
Interest rate spread			2.64			3.00
Net interest margin			3.52			4.11
Net interest-earning assets	$104,883			$105,169
Average interest-earning assets to average interest-bearing liabilities	137.97%			154.65%

Total interest income increased by $1.0 million, or 21.9%, to $5.6 million for the three months ended September 30, 2008, from $4.6 million for the three months ended September 30, 2007.  Interest income on loans increased by $1.4 million, or 37.1%, to $5.3 million for the three months ended September 30, 2008 from $3.9 million for the three months ended September 30, 2007.  The average balance of the loan portfolio increased by $90.0 million, or 36.6%, to $335.7 million for the three months ended September 30, 2008 from $245.7 million for the three months ended September 30, 2007 as loan originations and participation purchases outpaced loan repayments.  The average yield on loans increased by 3 basis points to 6.35% for the three months ended September 30, 2008 from 6.32% for the three months ended September 30, 2007.

Interest income on securities decreased by $88,000, or 62.9%, to $52,000 for the three months ended September 30, 2008 from $140,000 for the three months ended September 30, 2007.  The decrease was primarily due to a decrease of $6.0 million, or 58.7%, in the average balance of securities to $4.2 million for the three months ended September 30, 2008 from $10.2 million for the three months ended September 30, 2007.  The decrease was also due to a decrease of 56 basis points in the average yield on securities to 4.92% for the three months ended

September 30, 2008 from 5.48% for the three months ended September 30, 2007.  The decrease in the average balance was due to the redeployment of funds into loans receivable, while the decrease in the yield on securities was due to lower market interest rates.

Interest income on other interest-earning assets decreased by $353,000, or 65.6%, to $185,000 for the three months ended September 30, 2008 from $538,000 for the three months ended September 30, 2007.  The decrease was primarily the result of a decrease of 336 basis points in the yield to 1.80% for the three months ended September 30, 2008 from 5.16% for the three months ended September 30, 2007, while the average balance of other-interest earning assets decreased by $511,000 to $41.2 million for the three months ended September 30, 2008 from $41.7 million for the three months ended September 30, 2007.  The decrease in the yield on other interest-earning assets was due to a decline in the short-term interest rates subsequent to the quarter ended September 30, 2007.  The decrease in the average balance of other-interest bearing assets was due to the redeployment of funds into loans receivable.

Total interest expense increased by $705,000, or 46.9%, to $2.2 million for the three months ended September 30, 2008 from $1.5 million for the three months ended September 30, 2007.  The increase was primarily due to an increase in the average balances of interest-bearing deposits and borrowed money.  Interest expense on deposits increased by $482,000, or 32.4%, to $2.0 million for the three months ended September 30, 2008 from $1.5 million for the three months ended September 30, 2007.  During this same period, the average interest cost of deposits increased by 5 basis points to 3.16% for the three months ended September 30, 2008 from 3.11% for the three months ended September 30, 2007.  Interest expense on borrowed money increased by $223,000 to $241,000 for the three months ended September 30, 2008 from $18,000 for the three months ended September 30, 2007.  During this same period, the average cost of borrowings decreased by 195 basis points to 3.57% for the three months ended September 30, 2008 from 5.52% for the three months ended September 30, 2007.

The increase in interest expense on deposits is attributable to the Bank’s effort to increase deposits through the posting of competitive interest rates in our retail branch network and on two nationwide certificate of deposit listing services.  This had the effect of increasing the average balance of certificates of deposits by $57.1 million, or 50.6%, to $169.8 million for the three months ended September 30, 2008 from $112.7 million for the three months ended September 30, 2007.  As a result, interest expense on our certificates of deposits increased by $463,000, or 34.2%, to $1.8 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007.  Mitigating this increase was a decrease of 53 basis points in the cost of certificates of deposits to 4.28% for the three months ended September 30, 2008 from 4.81% for the three months ended September 30, 2007.

Interest expense on our other deposit products increased by $20,000, or 15.3%, to $151,000 for the three months ended September 30, 2008 from $131,000 for the three months ended September 30, 2007.  The increase was due to an increase of 10 basis points in the cost of our interest-bearing demand deposits to 0.63% for the three months ended September 30, 2008 from 0.53% for the three months ended September 30, 2007 and an increase of 10 basis points in the cost of our savings and holiday club deposits to 0.81% for the three months ended September 30, 2008 from 0.71% for the three months ended September 30, 2007.  The increase was also due to increases of $657,000, or 3.3%, in the average balance of interest-bearing demand deposits to $20.8 million for the three months ended September 30, 2008 from $20.2 million for the three months ended September 30, 2007, and $367,000, or 0.6%, in the average balance of our savings and holiday club deposits to $58.6 million for the three months ended September 30, 2008 from $58.3 million for the three months ended September 30, 2007.

Interest expense on borrowing increased by $223,000 to $241,000 for the three months ended September 30, 2008 from $18,000 for the three months ended September 30, 2007.  The increase was primarily due to an increase of $25.7 million in the average balance of borrowed money to $27.0 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007.  Interest expense on borrowed money for the three months ended September 30, 2008 comprised of $234,000 in interest expense on an average balance of $26.4 million in FHLB advances and $7,000 in interest expense on an average balance of $644,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $18,000 for the three months ended September 30, 2007 due to a borrowing of $4.0 million that occurred on June 29, 2007 and that was subsequently paid-off on July 31, 2007.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$1,568	$1,538
Provision for loan losses	147	-
Charge-offs	-	49
Recoveries	-	-
Net charge-offs	-	49
Allowance at end of period	$1,715	$1,489

Allowance to nonperforming loans	56.90%	65.48%
Allowance to total loans outstanding at the end of the period	0.50%	0.58%
Annualized net charge-offs (recoveries) to average loans outstanding during the period	0.00%	0.06%

The allowance for loan losses was $1.72 million at September 30, 2008, $1.49 million at December 31, 2007, and $1.49 million at September 30, 2007.  We recorded a provision for loan losses of $147,000 for the three-month period ended September 30, 2008.  The primary reason for the provision in the 2008 period was the growth of the Bank’s loan portfolio, and a general weakening in the economy throughout our lending territory.  In this regard, the Bank’s gross loan portfolio grew by $15.5 million, or 4.8%, to $341.8 million at September 30, 2008 from $326.3 million at June 30, 2008.  We did not have any charge-offs during the three months ended September 30, 2008.   See also “Nonperforming Assets.”

We did not record any provisions for loan losses during the three months ended September 30, 2007.  We recorded a charge-off of $49,000 on a multi-family mortgage loan that was subsequently foreclosed and sold as real estate owned during the three months ended September 30, 2007.

We did not have any recoveries during the three months ended September 30, 2008 and September 30, 2007.

Non-interest Income. Non-interest income increased by $235,000, or 120.5%, to $430,000 for the three months ended September 30, 2008 from $195,000 for the three months ended September 30, 2007.  The increase was primarily due to $208,000 in fee income generated by Hayden Wealth Management Group, which commenced operations during the fourth quarter of 2007.  The increase was also due to an increase of $14,000, or 14.1%, in other loan fees and service charges to $113,000 for the three months ended September 30, 2008 from $99,000 for the three months ended September 30, 2007.

Non-interest Expense. Non-interest expense increased by $400,000, or 16.9%, to $2.8 million for the three months ended September 30, 2008 from $2.4 million for the three months ended September 30, 2007.  The increase resulted from increases of $196,000 in salaries and employee benefits, $121,000 in an impairment loss recognized on a foreclosed multi-family property, $43,000 in other non-interest expense, $16,000 in advertising expense, $16,000 in occupancy expense, and $15,000 in equipment expense, partially offset by a $7,000 decrease in outside data processing expense.

Salaries and employee benefits, which represent more than 50% of the Company’s non-interest expense, increased by $196,000, or 15.7%, to $1.4 million in 2008 from $1.2 million in 2007 due to an increase in the number of full time equivalent employees from 76 at September 30, 2007 to 87 at September 30, 2008.  The increase was due to the acquisition of Hayden Financial Group, LLC, an investment advisory firm, in November 2007 and the addition of one loan officer in December 2007.

The Bank recognized an impairment loss of $121,000 in 2008 on a foreclosed multi-family property due to a fair value calculation based upon a recent appraisal.  The Bank did not have any impairment loss on foreclosed property in 2007.

Other non-interest expense increased by $43,000, or 7.8%, to $597,000 in 2008 from $554,000 in 2007 due mainly to increases in amortization expense of intangible assets and other non-interest expense categories, partially offset by decreases in legal fees and telephone expense.

Advertising expense increased by $16,000 to $33,000 in 2008 from $17,000 in 2007 due to an increased effort to market the Bank’s loan, deposit, and investment products and services.  Occupancy expense increased by $16,000 to $291,000 in 2008 from $275,000 in 2007 due to the additional occupancy expense in connection with the acquisition of Hayden Financial Group.  Equipment expense increased by $15,000, or 14.9%, to $116,000 in 2008 from $101,000 in 2007 due to the upgrade of equipment.  Outside date processing expense decreased by $7,000, or 4.2%, to $160,000 in 2008 from $167,000 in 2007 due to a decrease in the Bank’s ATM data processing expense.

Income Taxes. Income tax expense decreased by $4,000, or 1.6%, to $333,000 for the three months ended September 30, 2008 from $337,000 for the three months ended September 30, 2007.  The decrease resulted primarily from a $16,000 decrease in pre-tax income in 2008 compared to 2007.  The effective tax rate was 38.1% for the three months ended September 30, 2008 compared to 37.8% for the three months ended September 30, 2007.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

General. Net income decreased by $10.1 million, or 86.9%, to $1.5 million for the nine months ended September 30, 2008 from $11.6 million for the nine months ended September 30, 2007.  The decrease was primarily the result of the $19.0 million gain ($10.7 million net of income taxes) from the disposition of the Bank’s branch office building located at 1353-55 First Avenue that occurred during the nine months ended September 30, 2007.  Absent the impact of the building sale, net income improved approximately $0.6 million due primarily to increased net interest income.

Net Interest Income. Net interest income increased by $1.3 million, or 14.8%, to $9.8 million for the nine months ended September 30, 2008 from $8.5 million for the nine months ended September 30, 2007.  The increase in net interest income resulted primarily from the increased average balance of net interest earning assets of $16.0 million due primarily to increased loan originations partially offset by a 53 basis point decrease in our net interest spread to 2.66% for the nine months ended September 30, 2008 from 3.19% for the nine months ended September 30, 2007.

The decrease in the interest rate spread was due to a decrease in the yield earned on our interest-earning assets and an increase in the cost of our interest-bearing liabilities.  The yield on our interest-earning assets decreased by 19 basis points to 5.92% for the nine months ended September 30, 2008 from 6.11% for the nine months ended September 30, 2007.  The decrease was largely due to the decline in yield on other-interest earning assets due to lower short-term market interest rates.  The cost of our interest-bearing liabilities increased by 35 basis points to 3.27% for the nine months ended September 30, 2008 from 2.92% for the nine months ended September 30, 2007.

The net interest margin decreased by 52 basis points between these periods to 3.60% for the nine months ended September 30, 2008 from 4.12% for the nine months ended September 30, 2007.  The increase in the net interest income, despite the declines in the net interest spread and net interest margin, was due to the increase in net interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2008 and 2007.  Yield and costs are presented on an annualized basis.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$318,635	$15,297	6.40%	$220,517	$10,506	6.35%
Securities	4,008	157	5.22	18,857	708	5.01
Other interest-earning assets	40,807	695	2.27	36,782	1,443	5.23
Total interest-earning assets	363,450	16,149	5.92	276,156	12,657	6.11
Allowance for loan losses	(1,510)			(1,314)
Non-interest-earning assets	20,484			23,052
Total assets	$382,424			$297,894

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$21,356	$104	0.65	$20,414	$78	0.51
Savings and club accounts	58,134	333	0.76	59,276	311	0.70
Certificates of deposit	162,820	5,460	4.47	107,687	3,713	4.60
Total interest-bearing deposits	242,310	5,897	3.24	187,377	4,102	2.92

Borrowings	16,830	452	3.58	469	18	5.12
Total interest-bearing liabilities	259,140	6,349	3.27	187,846	4,120	2.92

Noninterest-bearing demand	3,932			1,826
Other liabilities	9,890			7,213
Total liabilities	272,962			196,885

Stockholders’ equity	109,462			101,009
Total liabilities and Stockholders’ equity	$382,424			$297,894
Net interest income		$9,800			$8,537
Interest rate spread			2.65			3.19
Net interest margin			3.60			4.12
Net interest-earning assets	$104,310			$88,310
Average interest-earning assets to average interest-bearing liabilities	140.25%			147.01%

Total interest income increased by $3.5 million, or 27.6%, to $16.1 million for the nine months ended September 30, 2008 from $12.7 million for the nine months ended September 30, 2007.  Interest income on loans increased by $4.8 million, or 45.6%, to $15.3 million for the nine months ended September 30, 2008 from $10.5 million for the nine months ended September 30, 2007.  The average balance of the loan portfolio increased by $98.1 million to $318.6 million for the nine months ended September 30, 2008 from $220.5 million for the nine months ended September 30, 2007 as loan originations and purchases outpaced loan repayments.  The average yield on loans increased by 5 basis points to 6.40% for the nine months ended September 30, 2008 from 6.35% for the nine months ended September 30, 2007.

Interest income on securities decreased by $551,000, or 77.8%, to $157,000 for the nine months ended September 30, 2008 from $708,000 for the nine months ended September 30, 2007.  The decrease was primarily due to a decrease of $14.9 million, or 78.7%, in the average balance of securities to $4.0 million for the nine months ended September 30, 2008 from $18.9 million for the nine months ended September 30, 2007.  This decrease was partially offset by an increase of 21 basis points in the average yield on securities to 5.22% for the nine months ended September 30, 2008 from 5.01% for the nine months ended September 30, 2007.  The decrease in the average balance of securities was due to the redeployment of funds into loans receivable.

Interest income on other interest-earning assets decreased by $748,000, or 51.8%, to $695,000 for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007.  The decrease was primarily the result of a decrease of 296 basis points in the yield to 2.27% for the nine months ended September 30, 2008 from 5.23% for the nine months ended September 30, 2007, partially offset by an increase of $4.0 million in the average balance of other interest-earning assets to $40.8 million for the nine months ended September 30, 2008 from $36.8 million for the nine months ended September 30, 2007.  The decrease in the yield of other interest-earning assets was due to a decline in the short-term interest rates subsequent to the nine months ended September 30, 2007.  The increase in the average balance of other interest-earning assets was due to the increase in deposits and borrowed money prior to using these funds for loan originations.

Total interest expense increased by $2.2 million, or 54.1%, to $6.3 million for the nine months ended September 30, 2008 from $4.1 million for the nine months ended September 30, 2007.  Interest expense on deposits increased by $1.8 million, or 43.8%, to $5.9 million for the nine months ended September 30, 2008 from $4.1 million for the nine months ended September 30, 2007.  During this same period, the average interest cost of deposits increased by 32 basis points to 3.24% for the nine months ended September 30, 2008 from 2.92% for the nine months ended September 30, 2007.

The increase in interest expense on deposits is attributable to an effort by the Bank to increase deposits through the posting of competitive interest rates in our retail branch network and on two nationwide certificate of deposit listing services.  This had the effect of increasing the average balance of certificates of deposits by $55.1 million, or 51.2%, to $162.8 million for the nine months ended September 30, 2008 from $107.7 million for the nine months ended September 30, 2007.  As a result, interest expense on our certificates of deposits increased by $1.8 million, or 47.1%, to $5.5 million for the nine months ended September 30, 2008 from $3.7 million for the nine months ended September 30, 2007.  Mitigating this increase was a decrease of 13 basis points in the cost of certificates of deposits to 4.47% for the nine months ended September 30, 2008 from 4.60% for the nine months ended September 30, 2007.

Interest expense on our other deposit products increased by $48,000, or 12.3%, to $437,000 for the nine months ended September 30, 2008 from $389,000 for the nine months ended September 30, 2007.  The increase was due to an increase of 14 basis points in the cost of our interest-bearing demand deposits to 0.65% for the nine months ended September 30, 2008 from 0.51% for the nine months ended September 30, 2007 and an increase of 6 basis points in the cost of our savings and holiday club deposits to 0.76% for the nine months ended September 30, 2008 from 0.70% for the nine months ended September 30, 2007.  The increase in cost was partially offset by an aggregate decrease in the average balance of interest –bearing demand deposits and savings and holiday club deposits to $79.5 million for the nine months ended September 30, 2008 from $79.7 million for the nine months ended September 30, 2007.

Interest expense on borrowings increased by $434,000 to $452,000 for the nine months ended September 30, 2008 from $18,000 for the nine months ended September 30, 2007.  The increase was primarily due to an increase of $16.4 million in the average balance of borrowed money to $16.8 million for the nine months ended September 30, 2008 from $469,000 for the nine months ended September 30, 2007.  Interest expense on borrowed money for the nine months ended September 30, 2008 was comprised of $430,000 in interest expense on an average balance of $16.2 million in FHLB advances and $22,000 in interest expense on an average balance of $637,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $18,000 for the nine months ended September 30, 2007 due to a borrowing of $4.0 million that occurred on June 29, 2007 and that was subsequently paid-off on July 31, 2007.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the Nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Allowance at beginning of period	$1,489	$1,200
Provision for loan losses	226	338
Charge-offs	-	49
Recoveries	-	-
Net charge-offs	-	49
Allowance at end of period	$1,715	$1,489

We recorded provisions for loan losses of $226,000 and $338,000 during the nine month periods ended September 30, 2008 and 2007, respectively, due primarily to the growth of the Bank’s loan portfolio, an increase in nonperforming loans and a general weakening in the economy throughout our lending territory.  There were no charge-offs during the nine months ended September 30, 2008.  We incurred a charge-off of $49,000 on a multi-family mortgage loan that was subsequently foreclosed and sold as real estate owned during the nine months ended September 30, 2007.  See also “Nonperforming Assets.”

There were no recoveries during the nine month periods ended September 30, 2008 and 2007, respectively.

Non-interest Income. Non-interest income decreased by $18.3 million, or 93.6%, to $1.2 million for the nine months ended September 30, 2008 from $19.5 million for the nine months ended September 30, 2007.  The decrease was primarily due to the $19.0 million gain during the 2007 period from the disposition of the Bank’s branch office building located at 1353-55 First Avenue, New York, New York.  The decrease was partially offset by $611,000 in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division acquired during the fourth quarter of 2007, a $32,000 one-time payment from Visa in 2008 in connection with Visa’s initial public stock offering, and an increase of $32,000 in loan fees and service charges.

Non-interest Expense. Non-interest expense increased by $995,000, or 13.5%, for the nine months ended September 30, 2008 to $8.4 million from $7.4 million for the nine months ended September 30, 2007.  The increase resulted primarily from increases of $554,000 in salaries and employee benefits, $189,000 in other non-interest expense, $121,000 in an impairment loss recognized on a foreclosed multi-family property, $65,000 in advertising expense, $30,000 in occupancy expense, $19,000 in equipment expense, and $17,000 in outside data processing expense.

Salaries and employee benefits increased by $554,000, or 14.2%, to $4.5 million in 2008 from $3.9 million in 2007 due to an increase in the number of full time equivalent employees from 76 at September 30, 2007 to 87 at September 30, 2008.  The increase was due to the acquisition of the operating assets of Hayden Financial Group, LLC, an investment advisory firm, in November 2007, and the addition of one loan officer in December 2007.

Other non-interest expense increased by $189,000, or 10.9%, to $1.9 million in 2008 from $1.7 million in 2007 due mainly to increases in directors, officers and employee expenses, legal fees, audit and accounting fees, and amortization expense of intangible assets.  These increases were partially offset by decreases in various other non-interest expense categories, the most significant of which were in directors’ compensation and telephone expense.

The Bank recognized an impairment loss of $121,000 in 2008 on a foreclosed multi-family property due to a fair value calculation based upon a recent appraisal. The Bank did not have any impairment loss on foreclosed property in 2007.

Advertising expense increased by $65,000, or 95.6%, to $133,000 in 2008 from $68,000 in 2007 due to an increased effort to market the Bank’s loan, deposit, and investment products and services.  Occupancy expense increased by $30,000, or 3.7%, to $845,000 in 2008 from $815,000 in 2007 due to the additional occupancy expense in connection with the acquisition of Hayden Financial Group.  Equipment expense increased by $19,000, or 5.2%, to $387,000 in 2008 from $368,000 in 2007 due to the upgrade of equipment.  Outside date processing expense increased by $17,000, or 3.6%, to $495,000 in 2008 from $478,000 in 2007 due to an increase in the Company’s core data processing expense.

Income Taxes.  Income tax expense decreased by $7.8 million, or 89.1%, to $961,000 for the nine months ended September 30, 2008, from $8.8 million for the nine months ended September 30, 2007.  The decrease resulted primarily from a $17.9 million decrease in pre-tax income in 2008 compared to 2007.  The effective tax rate was 38.8% for the nine months ended September 30, 2008 compared to 43.2% for the same period in 2007.  The decrease in the effective tax rate is the result of a greater percentage of our pre-tax income being tax-exempt in 2008.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.  We had no troubled debt restructurings at the dates presented.

	At September 30, 2008	At December 31, 2007
	(Dollars in thousands)

Non-accrual loans	$3,014	$1,867
Loans past due 90 days or more and accruing	-	407
Total non-performing loans	3,014	2,274
Real estate owned	608	–
Total non-performing assets	3,622	2,274
Troubled debt restructurings	-	–
Total troubled debt restructurings and non-performing assets	$3,622	$2,274

Total non-performing loans to total loans	0.88%	0.80%
Total non-performing loans to total assets	0.74%	0.66%
Total non-performing assets and troubled debt restructurings to total assets	0.89%	0.66%

At September 30, 2008, we had three non-accrual non-residential mortgage loans totaling $2.0 million.  One of the non-accrual non-residential mortgage loans had an outstanding balance of $845,000 and is secured by an office building located in Mamaroneck, New York.  Another non-accrual non-residential mortgage loan had an outstanding balance of $769,000 and is secured by two gasoline stations and an automobile repair facility located in Putnam and Westchester Counties, New York.  The debtor has filed for bankruptcy under Chapter 11.  The third non-accrual non-residential mortgage loan had an outstanding balance of $431,000 and is secured by a non-residential building located in Yonkers, New York.  Based on current fair value of the properties collateralizing these loans, the Bank has not established specific reserves on these loans.

At September 30, 2008, we had three non-accrual multi-family delinquent mortgage loans totaling $969,000.  One of the non-accrual multi-family mortgage loans had an outstanding balance of $406,000 and is secured by a six-unit apartment building located in Newark, New Jersey.  Another non-accrual multi-family mortgage loan had an outstanding balance of $261,000 and is secured by an apartment building located in Elizabeth, New Jersey.  The third non-accrual multi-family mortgage loan had an outstanding balance of $302,000 and is secured by a 16-unit single room occupancy building located in Rochester, New Hampshire.  Based on current fair value of the properties collateralizing these loans, the Bank has not established specific reserves on these loans.

We have commenced foreclosure actions on all of the above-mentioned non-performing loans.

The other non-performing asset consists of a multi-family property located in Hampton, New Hampshire with respect to which the Bank accepted a deed-in-lieu of foreclosure on April 28, 2008.  We intend to renovate and market the property, and, based on a recent fair value estimate of the property, we recognized an impairment loss of $121,000 during the three month period ended September 30, 2008.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $43.4 million at September 30, 2008 and consist primarily of deposits at other financial institutions and miscellaneous cash items.  Securities classified as available for sale and whose fair value exceeds our amortized cost provide an additional source of liquidity.  Total securities classified as available for sale were $209,000 at September 30, 2008.

At September 30, 2008, we had $59.1 million in loan commitments outstanding, consisting of $39.4 million of real estate loan commitments, $13.3 million in unused commercial business lines of credit, $4.7 million in unused real estate equity lines of credit, $1.6 million in unused loans in process, and $181,000 in consumer lines of credit.  Certificates of deposit due within one year of September 30, 2008 totaled $126.4 million.  This represented 74.1% of certificates of deposit at September 30, 2008.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and FHLB advances.  At September 30, 2008, we had the ability to borrow in additional $53.4 million in outstanding advances, from the FHLB of New York.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

CAPITAL MANAGEMENT

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2008, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. The liabilities under such transactions are not material.

For the nine months ended September 30, 2008 and the year ended December 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at September 30, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$89,128	$(3,746)	(4)%	22.42%	(27	) bp
200	90,451	(2,423)	(3)%	22.53%	(15	) bp
100	91,703	(1,171)	(1)%	22.62%	(7	) bp
50	92,314	(560)	(1)%	22.66%	(3	) bp
0	92,874	-	-	22.69%
(50)	93,336	463	0%	22.69%	1	bp
(100)	93,754	880	1%	22.69%	0	bp

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.                   OTHER INFORMATION

Item 1.                       Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Not applicable

Item 3.                       Defaults Upon Senior Securities

Not applicable

Item 4.                       Submission Of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

10.1	Northeast Community Bank Executive Incentive Deferral Plan.

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: November 14, 2008	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer