Form 10-K
period 2008-12-31
NORTHEAST COMMUNITY BANCORP INC
filed 2009-03-31
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐       No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $66.2 million.

The number of shares outstanding of the registrant’s common stock as of March 23, 2009 was 13,225,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Northeast Community Bank has been conducting business throughout the New York metropolitan area for more than 75 years.  Northeast Community Bank was originally chartered in 1934.  In 2006, Northeast Community Bank changed its name from “Fourth Federal Savings Bank” to “Northeast Community Bank.”

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area and our lending territory.  We attract deposits from the general public and use those funds to originate multi-family residential, mixed-use and non-residential real estate and consumer loans, which we hold for investment.  We have been originating multi-family and mixed-use real estate loans in the New York metropolitan area for over half a century and expanded our lending territory to include all of New York,  Massachusetts, New Jersey, Connecticut, Pennsylvania, New Hampshire and Rhode Island, which we refer to collectively in this Form 10-K as the “Northeastern United States.”  In 2007, we established a new commercial loan department and have increased this portfolio from no commercial loans at March 31, 2007 to $22.6 million of commercials loans committed with $7.6 million drawn at December 31, 2008.  We do not offer one- to four-family residential loans.

In November 2007, we completed the acquisition of the operating assets of Hayden Financial Group, LLC, an investment advisory firm located in Westport, Connecticut.  This acquisition gives us the ability to offer investment advisory and financial planning services under the name Hayden Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

Index

Available Information

Our website address is www.necommunitybank.com.  Information on our website should not be considered a part of this Form 10-K.

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County and we operate through our main office in White Plains and our five other full-service branch offices in the New York City boroughs of Manhattan (New York County), Brooklyn (Kings County) and Bronx (Bronx County). We also operate a loan production office in Wellesley, Massachusetts.  We generate deposits through our main office and five branch offices.  We conduct lending activities throughout the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, Pennsylvania, New Hampshire and Rhode Island.

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

Competition

We face significant competition for the attraction of deposits.  The New York metropolitan area has a significant concentration of financial institutions, including large money center and regional banks, community banks and credit unions.  Over the past 10 years, consolidation of the banking industry in the New York metropolitan area has continued, resulting in larger and increasingly efficient competitors.  We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 0.08% or less of the deposits in Kings and New York counties, New York, and approximately 0.60% and 0.19% of the deposits in Bronx and Westchester Counties, New York, respectively.

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

Index

securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

General.  We originate loans primarily for investment purposes.  The largest segment of our loan portfolio is multi-family residential real estate loans.  We also originate mixed-use real estate loans and non-residential real estate loans, and in 2007 we began originating commercial loans.  To a limited degree, we make consumer loans and purchase participation interests in construction loans.  We currently do not originate one- to four-family residential loans and have no present intention to do so in the future.  We consider our lending territory to be the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, Pennsylvania, New Hampshire and Rhode Island.  We do not originate or purchase subprime loans.

Multi-family and Mixed-use Real Estate Loans.  We offer adjustable rate mortgage loans secured by multi-family and mixed-use real estate.  These loans are comprised primarily of loans on low to moderate income apartment buildings located in our lending territory and include, to a limited degree, loans on cooperative apartment buildings (in the New York area), loans for Section 8 multi-family housing and loans for single room occupancy (“SRO”) multi-family housing properties.  In New York, most of the apartment buildings that we lend on are rent-stabilized.  Mixed-use real estate loans are secured by properties that are intended for both residential and business use.  Until 2004, our policy had been to originate multi-family and mixed-use real estate loans primarily in the New York metropolitan area.  In January 2004, we opened our first location outside of New York and now originate multi-family and mixed-use real estate loans in several northeastern states.

For the year ended December 31, 2008, originations of multi-family real estate loans in states other than New York represented 47.3% of our total multi-family mortgage loan originations, and originations of mixed-use real estate loans in states other than New York represented 6.6% of our total mixed-use mortgage loan originations.  For the year ended December 31, 2007, originations of multi-family real estate loans in states other than New York represented 60.8% of our total multi-family mortgage loan originations, and originations of mixed-use real estate loans in states other than New York represented 16.7% of our total mixed-use mortgage loan originations.  We intend to continue our originations of multi-family and mixed-use real estate loans in the seven states in which we are currently lending.

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

In making multi-family and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower.  We do not typically require a personal guarantee of the borrower, but may do so depending on the location, building condition or credit profile.  We rate the property underlying the loan as Class A, B or C.  Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of 1.20% to 1.50% depending on the rating of the underlying property.  On multi-family and mixed-use real estate loans, our current policy is to finance up to 75% of the lesser of the appraised value or

Index

purchase price of the property securing the loan on purchases and refinances of Class A and B properties and up to 65% of the lesser of the appraised value or purchase price for properties that are rated Class C.  Properties securing multi-family and mixed-use real estate loans are appraised by independent appraisers, inspected by us and generally require Phase 1 environmental surveys.

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

The majority of the multi-family real estate loans in our portfolio are secured by twenty unit to one hundred unit apartment buildings.  At December 31, 2008, the majority of our mixed-use real estate loans are secured by properties that are at least 70% residential, but contain some non-residential space.

On December 31, 2008, the largest outstanding multi-family real estate loan had a balance of $8.7 million and is performing according to its terms at December 31, 2008.  This loan is secured by a 216 unit apartment complex located in Philadelphia, Pennsylvania.  The largest mixed-use real estate loan had a balance of $4.0 million and is performing according to its terms at December 31, 2008.  This loan is secured by a mixed-use building with 10 apartment units and 5 commercial units located in Jamaica, New York.  As of December 31, 2008, the average loan balance in our multi-family and mixed-use portfolio was approximately $637,000.

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

Index

At December 31, 2008, we had $102.8  million in non-residential real estate loans outstanding, or 28.2% of total loans.  Originations in states other than New York represented 33.5% of our total originations of non-residential real estate loans for the year ended December 31, 2008 and 22.8% for the year ended December 31, 2007.

At December 31, 2008, the largest outstanding non-residential real estate loan had an outstanding balance of $4.5 million.  This loan is secured by a multi-tenant office building located in Lawrenceville, New Jersey, and was performing according to its terms at December 31, 2008.  At December 31, 2008, the largest outstanding non-residential real estate loan relationship with one borrower was comprised of six loans totaling $12.7 million secured by six office buildings located in the Syracuse, New York area.  These six loans were performing according to their terms at December 31, 2008.  As of December 31, 2008, the average balance of loans in our non-residential loan portfolio was $1.2 million.

In addition, at December 31, 2008, we had one note, which is treated as a loan in our non-residential loan portfolio with a net present value of $10.7 million that we received in connection with the sale of our First Avenue branch office building.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of New York City Branch Office.”

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

Our equity lines of credit are typically interest only for the first five years and then the remaining term of the line of credit is tied to the remaining term on the first mortgage on the multi-family, mixed-use or non-residential property.  After the first five years, a payment of both principal and interest is required.  Interest rates and payments on our equity lines of credit are indexed to the prime rate as published in The Wall Street Journal and adjusted as the prime rate changes.  Interest rate adjustments on equity lines of credit are limited to a specified maximum percentage over the initial interest rate.

Commercial Loans.  Continuing our plan to diversify our portfolio, both geographically and by product type, in March 2007 we hired two individuals with significant commercial bank lending experience, a senior lending officer and a commercial underwriter, for our new commercial lending department.  Interest rates and payments on our commercial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes.  Our commercial loan portfolio increased from $5.5 million of commercial loans committed with $3.0 million drawn at December 31, 2007 to $22.8 million of commercial loans committed with $7.6 million drawn at December 31, 2008.

At December 31, 2008, the largest commercial loan was a line of credit totaling $6.0 million, with a zero outstanding balance and a remaining available line of credit of $6.0 million.  This loan is secured by the assets of a construction business located in Astoria, New York.

The largest outstanding commercial loan was a line of credit of $2.4 million, with an outstanding balance totaling $2.0 million and a remaining available line of credit of $371,000.  The same borrower also has a commercial term loan, with an outstanding balance of $34,000.  These two loans are secured by the inventory of numismatic coins that the borrower of these loans sells to the public via various telemarketing medias.  The borrower is located in Lakewood, New Jersey.

At December 31, 2008, the largest outstanding commercial loan relationship with one borrower was comprised of two loans totaling $2.3 million, consisting of a line of credit of $3.3 million, with an outstanding balance totaling $1.8 million and a remaining available line of credit of $1.5 million, and a term loan with an

Index

outstanding balance of $480,000.  The line of credit is secured by the assets of a construction business located in Mineola, New York and the term loan is secured by a first mortgage on the nonresidential property occupied by the business and the cash value of a whole life insurance policy on the owner of the business.

All the aforementioned commercial loans were performing according to their terms at December 31, 2008.

Construction Loans.  We purchase participation interests in loans to finance the construction of multi-family, mixed-use and non-residential buildings.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans.  Construction loans are typically for twelve to twenty-four month terms and pay interest only during that period.  All construction loans are underwritten as if they will be rental properties and must meet our normal debt service and loan to value ratio requirements on an as completed basis.  The outstanding balance of construction loan participation interests purchased totaled $9.0 million at December 31, 2008.

At December 31, 2008, the largest outstanding construction loan participation secured by one property was comprised of three loans with an aggregate outstanding balance of $4.5 million (net of loans in process of $1.5 million) for a total potential exposure of $6.0 million.  This balance represents our 25% participation ownership of the loans.  These loans are secured by a building undergoing renovation to become a hotel with 151 guestrooms located in Long Beach, New York, and were performing according to their terms at December 31, 2008.

Consumer Loans.  We offer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts.  At December 31, 2008, our portfolio of consumer loans was $114,000, or 0.03% of total loans.

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

Index

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

During 2008, we purchased participation interests in loans to finance the construction of multi-family, mixed-use and non-residential properties.  The outstanding balance of the construction loan participation interests purchased totaled $9.0 million at December 31, 2008.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings, all of which are reviewed and approved in advance of any participation transaction.  We review all of the documentation relating to any loan in which we participate, including annual financial statements provided by a borrower.  Additionally, we receive monthly statements on the loan from the lead lender.

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

Index

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

Mortgage and Construction Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  The board has granted the Mortgage Loan Origination Group (which is comprised of our chief mortgage officer, all our loan officers and our staff attorney) with loan approval authority for mortgage loans on income producing property and construction loans in amounts of up to $1.0 million.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in mutual funds.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2008.

At December 31, 2008, our securities and short-term investments totaled $39.2  million and consisted primarily of $28.9 million in interest-earning deposits with the Federal Home Loan Bank of New York, $5.5 million in short-term deposits, $2.3 million in mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, and $2.4 million in Federal Home Loan Bank of New York stock.  At December 31, 2008, we had no investments in callable securities.

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

Deposit Accounts.  Except for certificates of deposit obtained through  two nationwide listing services, as described below, substantially all of our depositors are residents of the State of New York.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits principally consist of  interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts, noninterest-bearing demand accounts (such as checking accounts) and certificates of deposit.  At December 31, 2008, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, maturity matching deposit and loan products, and customer preferences and concerns.  We generally review our deposit mix and pricing weekly.  Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

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

During 2008, we offered non-brokered certificates of deposit through two nationwide certificate of deposit listing services.  Certificates of deposit are accepted from banks, credit unions, non-profit organizations and certain corporations in amounts greater then $75,000 and less than $100,000.

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

Investment Advisory and Financial Planning Activities

In November 2007, Northeast Community Bank purchased for $2.0 million the operating assets of Hayden Financial Group, LLC.  The Bank formed a Division within the Bank known as Hayden Wealth Management Group, and the Division offers investment advisory and financial planning services through a networking arrangement with a registered broker-dealer and investment advisor.

Hayden Wealth Management Group performs a wide range of financial planning and investment advisory services based on the needs of a diversified client base including, but not limited to: wealth management based on a clients’ time dimension, risk aversion/tolerance, value system and specific purposes of a portfolio; transition planning from one career to another, especially the transition to retirement; conducting risk assessment and management on issues related to various kinds of insurance covered contingencies; and providing assistance relating to the ultimate disposition of assets.  In this capacity, Hayden Wealth Management Group coordinates with estate planning attorneys as needed.

Index

Personnel

As of December 31, 2008, we had 88 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At December 31, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Subsidiaries

Northeast Community Bancorp’s only subsidiary is Northeast Community Bank.  The Bank has one wholly owned subsidiary, New England Commercial Properties LLC, a New York limited liability company.  New England Commercial Properties was formed in October 2007 to facilitate the purchase or lease of real property by the Bank and to hold real estate owned acquired by the Bank through foreclosure or deed-in-lieu of foreclosure.  As of December 31, 2008, New England Commercial Properties, LLC had $1.2 million in assets including $832,000 related to two foreclosed multi-family properties, one located in Hampton, New Hampshire which was subsequently sold in March 2009, and one located in Newark, New Jersey.

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

Index

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2008, Northeast Community Bank exceeded  each of these capital requirements.

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

Index

The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2008, the Bank met the criteria for being considered “well-capitalized.”

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An association’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other Federal regulatory agencies and the Department of Justice.  The Bank received an “Outstanding” Community Reinvestment Act rating in its most recent Federal examination.

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily multi-family residential mortgages and related

Index

investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2008, Northeast Community Bank maintained 90.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by Northeast Community Bank for the year ended December 31, 2008 totaled $88,000.

Index

Insurance of Deposit Accounts.  Northeast Community Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For 2008, assessments ranged from five to forty-three basis points of assessable deposits.  Due to losses incurred by the Deposit Insurance Fund in 2008 as a result of failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation has proposed to adopt an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The Federal Deposit Insurance Corporation has adopted further refinements to its risk-based assessment system that are effective April 1, 2009 and effectively make the range seven to 77 1/2 basis points.  The Federal Deposit Insurance Corporation has also imposed a special emergency assessment of up to 20 basis points of assessable deposits, as of June 30, 2009, in order to cover the losses to the Deposit Insurance Fund.  The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no adjustment can exceed three basis points without notice and comment rulemaking.  No institution may pay a dividend if in default of the FDIC assessment.

Federal law also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted.  Northeast Community Bank’s one-time credit approximated $308,000, of which $191,923 was used to offset assessments in 2007 and 2008, and $116,077 remains to offset 2009 assessments.  The Federal Deposit Insurance Reform Act of 2005 also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.2 basis points of assessable deposits.

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

Federal Home Loan Bank System. Northeast Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Northeast Community Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Northeast Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $2.4 million.  Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Index

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

Recent Legislation

Troubled Asset Relief Program.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted establishing the Troubled Asset Relief Program (“TARP”).  On October 14, 2008, Treasury announced its intention to inject capital into U.S. financial institutions under the TARP Capital Purchase Program (“CPP”) and since has injected capital into many financial institutions.  The Board of Directors of the Company determined not to participate in the CPP.

Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Bank elected to participate in the unlimited non-interest bearing transaction account coverage and the Bank and its holding companies elected to not participate in the unsecured debt guarantee program.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted.  The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation.  Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress.  Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

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

Index

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

Waivers of Dividends by Northeast Community Bancorp, MHC.  Office of Thrift Supervision regulations require Northeast Community Bancorp, MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Northeast Community Bancorp.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  Northeast Community Bancorp, MHC waived receipt of dividends from Northeast Community Bancorp in 2008.

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

Index

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

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Below is information regarding our executive officer who is not also a director.  Age presented is as of December 31, 2008.

Susan Barile has served as Executive Vice President and Chief Mortgage Officer of the Bank since October 2006.  Prior to serving in this position, Ms. Barile spent 11 years as a multi-family, mixed-use and non-residential loan officer at the Bank.  Age 43.

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

Index

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

Our primary business strategy centers on continuing our emphasis on multi-family, mixed-use and non-residential real estate loans.  We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending.  At December 31, 2008, $347.3 million, or 95.3%, of our loan portfolio consisted of multi-family residential, mixed-use and non-residential real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

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

As with loans secured by multi-family, mixed-use and non-residential real estate, commercial loans tend to be of higher risk than one- to-four family residential mortgage loans.  We seek to minimize the risks involved in commercial lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees, whenever possible.  However, the capacity of a borrower to repay a commercial loan is substantially dependent on the degree to which his or her business is successful.  In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results.  At December 31, 2008, $7.6 million, or 2.1%, of our loan portfolio consisted of commercial loans.

Our participation interests in construction loans present a greater level of risk than loans secured by improved, occupied real estate due to:  (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems.  We have sought to minimize this risk by  limiting the amount of construction loan participation interests outstanding at any time and spreading the participations between multi-family, mixed-use and non-residential projects.  At December 31, 2008, the outstanding balance of our construction loan participation interests totaled $9.0 million, or 2.5% of our total loan portfolio.

Index

Our expanded lending territory could expose us to increased lending risks.

We have expanded our lending territory beyond the New York metropolitan area to include all of New York, Massachusetts, New Jersey, Connecticut, Pennsylvania, New Hampshire and Rhode Island.  In January 2004, we opened a loan production office in Wellesley, Massachusetts which serves Massachusetts, New Hampshire and Rhode Island.  We relocated this office to Danvers, Massachusetts in March 2009.  We expect to open a full service branch at this location in April 2009 and expect to open another full service branch in Plymouth, Massachusetts in the second quarter of 2009.  In 2008, approximately 40.1% of our total loan originations were outside the state of New York.  While we have over fifty years of experience in multi-family and mixed-use real estate lending in the New York metropolitan area and have significant expertise in non-residential real estate lending, our experience in our expanded lending territory is more limited.  We have experienced loan officers throughout our lending area and we apply the same underwriting standards to all of our loans, regardless of their location.  However, there is no assurance that our loss experience in the New York metropolitan area will be the same in our expanded lending territory.  Because we only recently increased the number of out-of-state real estate loans in our portfolio, the lack of delinquencies and defaults in our loan portfolio over the past five years might not be representative of the level of delinquencies and defaults that could occur as we continue to expand our real estate loan originations outside of the New York metropolitan area.

We may not be able to successfully implement our plans for growth.

At December 31, 2008, we operated out of our main office, our five other full-service branch offices in the New York metropolitan area, and our loan production office in Wellesley, Massachusetts.  Recently, we began to implement a growth strategy that expands our presence in other select markets in the Northeastern United States.  We relocated the loan production office to Danvers, Massachusetts in March 2009.  We expect to open a full service branch at this location in April 2009 and expect to open another full service branch in Plymouth, Massachusetts in the second quarter of 2009.  We expect to incur approximately $300,000 in expenses relating to these two new branches and anticipate that we will incur approximately $50,000 in expenses relating to our search for possible additional locations.

We intend to continue to pursue opportunities to expand our branch network and our lending operations.  In connection with the expansion of our branch network and lending operations, we would need to hire new retail branch personnel, mortgage lending, mortgage servicing and other employees to support our expanded infrastructure.  Our ability to operate successfully in new markets will be dependent, in part, on our ability to identify and retain personnel familiar with the new markets.  There is no assurance that we will be successful in implementing our expansion plans or that we will be able to hire the employees necessary to implement our plans.

If we do not achieve profitability on new branches, the new branches may hurt our earnings.

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

Index

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

We face intense competition both in making loans in our lending territory and attracting deposits in our primary market area.  This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  As of June 30, 2008, the most recent date for which information is available from the Federal Deposit Insurance Corporation, we held less than 0.08% of the deposits in Kings and New York counties, New York, and approximately 0.60% and 0.19% of the deposits in Bronx and Westchester Counties, New York, respectively.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory.

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

Future FDIC Assessments Will Hurt Our Earnings.

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment, of up to 20 basis points of assessed deposits as of June 30, 2009, will be collected on September 30, 2009.  The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase as much as $522,000 in 2009 as compared to 2008 as a result of this special assessment.  In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance, or as a result of

Index

deterioration in the deposit insurance fund reserve ratio due to institution failures.  Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

The market price of our common stock may be materially adversely affected by market volatility.

Many publicly traded financial services companies have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies.  We may experience market fluctuations that are not directly related to our operating performance but are influenced by the market’s perception of the state of the financial services industry in general and, in particular, the market’s assessment of general credit quality conditions, including default and foreclosure rates in the industry.

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

Index

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

We conduct our business through our main office and five other full-service branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2008.

Location	Year Opened	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)
Corporate Headquarters and Main Office:

325 Hamilton Avenue White Plains, New York 10601	1994	N/A	Owned	$1,027

Branch Offices:

1470 First Avenue New York, NY 10021(1)	2006	04/30/2011	Leased	152

590 East 187th Street Bronx, New York 10458	1972	N/A	Owned	517

2047 86th Street Brooklyn, New York 11214	1988	N/A	Owned	883

242 West 23rd Street (2) New York, NY 10011	1996	N/A	Owned/Leased	967

1751 Second Avenue New York, NY 10128	1978	09/30/2015	Leased	36

Other Properties:

300 Hamilton Avenue White Plains, New York 10601	2000	05/31/2010	Leased	52

1353-55 First Avenue New York, NY 10021(3)	1946	2109	Leased	-

40 Grove Street (4) Wellesley, Massachusetts 02482	2004	02/28/2009	Leased	1

830 Post Road East Westport, Connecticut 06880	2007	4/30/2010	Leased	-

(1)	The Bank has temporarily relocated its branch office at 1353-55 First Avenue to this property due to the sale and renovation of the building located at 1353-55 First Avenue. See footnote 3 below.
(2)	This property is owned by us, but is subject to a 99 year ground lease, the term of which expires in 2084.
(3)
In June 2007, the Bank sold this building and temporarily relocated its branch office located at 1353-55 First Avenue to 1470 First Avenue, New York, New York, while 1353-55 First Avenue is being renovated.  On June 30, 2007, the Bank entered into a 99 year lease agreement for office space on the first floor of the building at 1353-55 First Avenue so that the Bank may continue to operate a branch office at this location after the building has been renovated.  The lease will commence upon completion of construction at 1353-55 First Avenue, which is presently expected to be in 2011.

(4)
The loan production office at this location was relocated to Danvers, Massachusetts on March 6, 2009.  The Bank is scheduled to open a full service branch at the Danvers location in April 2009.  In addition, the Bank expects to open a full service branch in Plymouth, Massachusetts in the second quarter of 2009.  The Bank will own the properties at both new locations.

Index

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At December 31, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “NECB.”  The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ, and the dividends paid by the Company during each quarter of the two most recent fiscal years.  See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Institutions—Limitation on Capital Distributions” and Note 2 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

	Dividends	High	Low

2008:

First Quarter	$0.03	$12.50	$11.40
Second Quarter	0.03	11.98	11.24
Third Quarter	0.03	11.47	8.00
Fourth Quarter	0.03	9.51	6.00

2007:

First Quarter	N/A	$12.47	$11.50
Second Quarter	N/A	12.60	11.35
Third Quarter	$0.03	12.18	9.25
Fourth Quarter	0.03	12.89	10.00

Northeast Community Bancorp, MHC, the Company’s majority stockholder, has waived receipt of all dividends declared by the Company.  During 2008, the aggregate amount of dividends waived was $873,000.

As of  March 8, 2009, there were approximately 304 holders of record of the Company’s common stock.

The Company did not repurchase any of its common stock during the fourth quarter of 2008 and, at December 31, 2008, we had no publicly announced repurchase plans or programs.

Index

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$424,228	$343,895	$288,417	$238,821	$237,300
Cash and cash equivalents	36,534	39,146	36,749	27,389	48,555
Securities held to maturity	2,078	2,875	27,455	12,228	11,395
Securities available for sale	182	320	355	362	473
Loans receivable, net	363,616	283,133	201,306	190,896	167,690
Bank owned life insurance	8,902	8,515	8,154	–	–
Deposits	261,430	225,978	188,592	193,314	193,617
Federal Home Loan Bank advances	40,000	–	–	–	–
Total stockholders’ equity	110,502	108,829	96,751	43,120	41,146

Operating Data:
Interest income	$21,947	$17,602	$15,348	$13,652	$12,885
Interest expense	8,550	5,918	4,493	3,110	2,494
Net interest income	13,397	11,684	10,855	10,542	10,391
Provision for loan losses	411	338	–	–	–
Net interest income after provision for loan losses	12,986	11,346	10,855	10,542	10,391
Gain (loss) on sale of premises and equipment	–	18,962	(5)	(19)	(136)
Noninterest income	1,794	805	624	553	559
Noninterest expenses	11,500	9,826	8,870	7,515	8,078
Income before income taxes	3,280	21,287	2,604	3,561	2,736
Provision for income taxes	1,178	9,150	1,046	1,571	1,173
Net income	$2,102	$12,137	$1,558	$1,990	$1,563
Net income per share – basic and diluted (1)	0.16	$0.95	$0.06	N/A	N/A
Dividends declared per share	$0.12	$0.06	$–	$–	$–

(1)	The Company completed its initial public stock offering on July 5, 2006.

Index

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
Performance Ratios:
Return on average assets (1)	0.54%	3.94%	0.57%	0.83%	0.66%
Return on average equity (1)	1.91	11.70	2.24	4.69	3.80
Interest rate spread (2)	2.73	3.13	3.65	4.27	4.36
Net interest margin (3)	3.63	4.09	4.24	4.55	4.58
Noninterest expense to average assets	2.96	3.19	3.26	3.13	3.42
Efficiency ratio (1) (4)	75.70	31.24	77.31	67.85	74.70
Average interest-earning assets to average interest-bearing liabilities	138.82	146.61	133.99	120.33	119.73
Average equity to average assets	28.35	33.67	25.57	17.65	17.45

Capital Ratios - Bank:
Tangible capital	19.45	24.18	25.46	17.92	17.05
Core capital	19.45	24.18	25.46	17.92	17.05
Total risk-based capital	30.65	37.50	44.58	33.08	35.71

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.51	0.53	0.60	0.63	0.71
Allowance for loan losses as a percent of nonperforming loans	57.92	65.48	N/M	N/M	N/M
Net charge-offs to average outstanding loans during the period...........................	0.01	0.02	0.00	0.00	0.00
Non-performing loans as a percent of total loans	0.88	0.80	0.00	0.00	0.00

Other Data:
Number of:
Real estate loans outstanding	491	485	400	399	364
Deposit accounts	14,449	15,025	15,898	17,243	18,251
Offices (5)	9	9	8	8	7

(1)
2007 operations included a non-recurring gain of $18,962,000 from the gain on sale of the building in which our First Avenue branch was located.  If such gain, net of income taxes at the 2007 marginal income tax rate, were removed, return on average assets, return on average equity and the efficiency ratio would be 0.43%, 1.28%, and 78.68%, respectively.

(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)
At December 31, 2008, includes our main office, our five other full-service branch offices, our loan production office in Wellesley, Massachusetts, our investment advisory service office in Westport, Connecticut, and an office that houses our processing center.

N/M – not meaningful as non-performing loans were negligible as of these dates.

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

Index

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

Sale of New York City Branch Office

In June 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York.  The purchase price for the building was $28.0 million.  The Bank received $10.0 million in cash at closing and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Bank received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a pocket mortgage on the Property, which is held in escrow by the Bank.  This note is not treated as a loan or extension of credit subject to the regulatory limits on loans to one borrower.

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

In connection with the sale of the branch office building, the Bank entered into a 99-year lease agreement to enable the Bank to retain a branch office at 1353-55 First Avenue.  This lease will be effective upon the completion of the renovation of the property (projected to be in 2011).  We have temporarily relocated our First Avenue branch office to 1470 First Avenue while 1353-55 First Avenue is being renovated.

Acquisition of the Business Assets of Hayden Financial Group LLC

On November 16, 2007, the Bank acquired the operating assets of Hayden Financial Group LLC (“Hayden”), an investment advisory firm located in Connecticut, at a cost of $2.0 million.  The Bank paid $1.3 million at closing, and $700,000 will be paid in four annual installments of $175,000.  The acquisition of these business assets has enabled the Bank to expand the services it provides to include investment advisory and financial

Index

planning services to the then-existing Hayden customer base as well as future customers through a networking arrangement with a registered broker-dealer and investment adviser.  In connection with this transaction, we acquired intangible assets related to customer relationships of $710,000 and goodwill of $1,310,000 and booked a note payable with a present value of $625,000.  The intangible asset has been determined to have an 11.7-year life and, absent impairment issues, will be amortized to operations over that period using the straight-line method.  Both the intangible assets and goodwill will be subject to impairment review on no less than an annual basis.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2008 was $481,000 and note discount accreted during 2008 totaled $29,000.  The acquired business is being operated as a division of the Bank and, during 2008, generated total revenues of approximately $878,000 and pre-tax income of approximately $17,000.

Balance Sheet Analysis

Overview.  Total assets at December 31, 2008, increased $80.3 million, or 23.4%, to $424.2 million from total assets of $343.9 million at December 31, 2007.  The increase was primarily due to an increase of $80.5 million in loans receivable, net.  The increase in loans was funded with increases of $40.0 million in Federal Home Loan Bank advances, $35.5 million in deposits, and $3.7 million in advance payments by borrowers for taxes and insurance.  As of December 31, 2008, the Company, on a consolidated basis, had stockholders equity of $110.5 million, or 26.05% of assets.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate real estate loans secured by multi-family residential real estate, mixed-use real estate and non-residential real estate.  To a much lesser extent, we originate commercial and consumer loans and purchase participation interests in construction loans.  At December 31, 2008, loans receivable, net, totaled $363.6 million, an increase of $80.5 million, or 28.4%, from total loans receivable, net, of $283.1 million at December 31, 2007.  The promissory notes that the Bank received in connection with the sale of the Bank’s branch office building located at 1353-55 First Avenue, which had a $10.7 million and $16.9 million balance at December 31, 2008 and 2007, respectively, are included in the non-residential segment of our real estate loan portfolio for both 2008 and 2007.

The largest segment of our real estate loans is multi-family residential loans.  As of December 31, 2008, these loans totaled $186.2 million, or 51.1% of our total loan portfolio, compared to $138.8 million, or 49.0% of our total loan portfolio at December 31, 2007.  As of December 31, 2008, mixed-use loans totaled $58.3 million, or 16.0% of our total loan portfolio, compared to $52.6 million, or 18.5% of our total loan portfolio at December 31, 2007.  Non-residential real estate loans totaled $102.8 million, or 28.2% of our total loan portfolio at December 31, 2008, compared to $79.3 million, or 28.0% of our total loan portfolio at December 31, 2007.  At December 31, 2008 and 2007, one- to four-family residential real estate loans totaled $275,000 and $304,000, or 0.1% and 0.1% of our total loan portfolio, respectively.

At December 31, 2008, our commercial loan portfolio totaled $22.8 million in committed loans, with $7.6 million drawn against such commitments, compared to $5.5 million in committed loans, with $3.0 million drawn against such commitments at December 31, 2007.  In both 2008 and 2007 we also purchased participation interests in construction loans secured by multi-family, mixed-use and non-residential properties.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans.  The outstanding balance of construction loan participation interests purchased totaled $9.0 million, or 2.5% of our total loan portfolio at December 31, 2008 compared to $9.5 million or 3.3% of our total loan portfolio at December 31, 2007.

In addition, we also originate several types of consumer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts.  Consumer loans totaled $114,000 and represented 0.03% of total loans at December 31, 2008  compared to $88,000, or 0.03%, of total loans at December 31, 2007.

Index

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Residential Real Estate:
One- to four-family	$275	0.08%	$304	0.11%	$405	0.20%	$587	0.31%	$837	0.49%
Multi-family (1)	186,199	51.11	138,767	48.95	110,389	54.76	100,360	52.43	99,400	58.93
Mixed-use (1)	58,317	16.00	52,559	18.54	42,576	21.12	43,919	22.94	38,287	22.70
Total residential real estate loans	244,791	67.19	191,630	67.60	153,370	76.08	144,866	75.68	138,524	82.12

Non-residential real estate (1)	102,785	28.21	79,305	27.98	47,802	23.71	46,219	24.14	29,785	17.66
Total real estate	347,576	95.40	270,935	95.58	201,172	99.79	191,085	99.82	168,309	99.78

Construction loans	9,025	2.48	9,456	3.34	–	–	–	–	–	–
Commercial loans	7,620	2.09	2,977	1.05	–	–	–	–	–	–

Consumer:
Overdraft lines of credit	57	0.02	69	0.02	71	0.04	83	0.04	96	0.06
Passbook loans	57	0.01	19	0.01	348	0.17	268	0.14	270	0.16
Total consumer loans	114	0.03	88	0.03	419	0.21	351	0.18	366	0.22
Total loans	364,335	100.00%	283,456	100.00%	201,591	100.00%	191,436	100.00%	168,675	100.00%

Net deferred loan costs	1,146		1,166		915		660		215
Allowance for losses	(1,865)		(1,489)		(1,200)		(1,200)		(1,200)
Loans, net	$363,616		$283,133		$201,306		$190,896		$167,690

(1)	Includes equity lines of credit that we originate on properties on which we hold the first mortgage.

Index

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans repricing or maturing during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2008
	Residential Real Estate Loans	Non-Residential Real Estate Loans	Commercial Loans	Construction Loans	Consumer and other Loans	Total Loans
	(In thousands)
One year or less	$57,162	$43,111	$6,878	$9,025	$114	$116,290
More than one year to five years	182,295	59,674	742	-	-	242,711
More than five years	5,334	-	-	-	-	5,334
Total	$244,791	$102,785	$7,620	$9,025	$114	$364,335

The following table sets forth the dollar amount of all loans at December 31, 2008 that are due after December 31, 2009 and have either fixed or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Residential real estate:
One- to four-family	$132	$-	$132
Multi-family	6,597	136,266	142,863
Mixed-use	4,061	40,573	44,634
Non-residential real estate	2,976	56,698	59,674
Construction loans	-	-	-
Commercial loans	742	-	742
Consumer and other loans	-	-	-
Total	$14,508	$233,537	$248,045

Index

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2008	2007	2006	2005	2004
	(In thousands)
Total loans at beginning of period	$283,456	$201,591	$191,436	$168,675	$155,557
Loans originated:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	70,450	43,376	19,409	24,551	34,939
Mixed-use	6,616	16,098	7,304	9,794	11,801
Non-residential real estate	42,954	24,451	9,010	23,831	6,957
Construction loans	–	–	–	–	–
Commercial loans	4,794	3,012	–	–	–
Consumer and other loans	87	17	80	–	63
Total loans originated	124,901	86,954	35,803	58,176	53,760
Construction loan participation purchased	5,406	11,695	–	–	–
Permanent loan participation purchased	2,971	–	–	–	–
Loan from sale of building	–	16,341	–	–	–
Deduct:
Loan principal repayments	44,069	32,109	25,648	35,415	40,642
Loan sales	7,045	1,505	–	–	–
Total deductions	51,114	33,614	25,648	35,415	40,642
Other increases	(1,285)	489	–	–	–
Total loans at end of period	$364,335	$283,456	$201,591	$191,436	$168,675

Securities.  Our securities portfolio consists primarily of mortgage-backed securities.  Securities decreased $935,000, or 29.3%, from $3.2 million at December 31, 2007, to $2.3 million at December 31, 2008.  The decrease was primarily due to maturities and repayments of $882,000.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Fannie Mae common stock	$4	$1	$4	$46	$4	$72
Mortgage-backed securities	183	181	273	274	281	283
Total	$187	182	$277	$320	$285	$355

Securities held to maturity:
U.S. Government and agency securities	$–	$–	$–	$–	$22,904	$22,904
Mortgage-backed securities	2,078	2,050	2,875	2,890	4,551	4,564
Total	$2,078	$2,050	$2,875	$2,890	$27,455	$27,468

At December 31, 2008, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

Index

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2008.  Certain mortgage-backed securities have adjustable interest rates and will re-price annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  At December 31, 2008, mortgage-backed securities with adjustable rates totaled $2.2 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Fannie Mae common stock	$1	0.00%	$-	-	$-	-	$-	-	$1	0.00%
Mortgage-backed securities	-	-	-	-	-	-	181	4.83%	181	4.83
Total securities available for sale	$1	0.00%	$-	-	$-	-	$181	4.83%	$182	4.73%

Securities held to maturity:
Mortgage-backed securities	$-	-	$15	8.25%	$339	4.88%	$1,724	4.82%	$2,078	4.85%
Total securities held to maturity	$-	-	$15	8.25%	$339	4.88%	$1,724	4.82%	$2,078	4.85%

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

Deposits increased by $35.5 million, or 15.7%, in the year ended December 31, 2008.  The increase in deposits is primarily attributable to the Bank’s use of two nationwide certificate of deposit listing services.  At December 31, 2008, the Bank had a total of $63.6 million in certificates of deposits that had been obtained through the two nationwide certificate of deposits listing services.  Also contributing to the increase in deposits was the Bank’s offering of competitive interest rates in our retail branches.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Now and money market deposit accounts	$24,595	9.4%	$21,839	9.6%	$21,137	11.2%
Savings accounts	56,987	21.8	57,346	25.4	60,755	32.2
Noninterest bearing demand deposits	6,209	2.4	1,745	0.8	1,439	0.8
Certificates of deposit	173,639	66.4	145,048	64.2	105,261	55.8

Total	$261,430	100.0%	$225,978	100.0%	$188,592	100.0%

The following table indicates the amount of certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of December 31, 2008.  We do not solicit jumbo certificates of deposit nor do we offer special rates for jumbo certificates.  The minimum deposit to open a certificate of deposit ranges from $500 to $2,500.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$5,945
Over three through six months	6,831
Over six through twelve months	14,130
Over twelve months	7,855
Total	$34,761

Borrowings.  We may utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.  Advances from the Federal Home Loan Bank of New York (“FHLB”) increased to $40.0 million as of December 31, 2008 from no FHLB advances outstanding as of December 31, 2007.  The proceeds were used to fund loan originations.

Index

The following table sets forth certain information regarding FHLB advances for the periods indicated:

	At or for the Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Federal Home Loan Bank advances:
Average balance outstanding during the period	$20,620	$352	$-
Average interest rate during the period	3.55%	5.97%	-%
Maximum amount outstanding at any month-end during the period	$40,000	$4,000	$-
Balance outstanding at end of period	40,000	-	-
Weighted average interest rate at end of period	3.04%	-%	-%

The contractual maturities of FHLB advances at December 31, 2008 are as follows:

	Amount	Weighted Average Interest Rate
Advances maturing in:
One year or less	$15,000	2.14%
After one to two years	10,000	3.58%
After two to three years	5,000	3.30%
After four to five years	10,000	3.70%

	$40,000	3.04%

In conjunction with the Hayden acquisition on November 16, 2007, the Company incurred a four-year zero-coupon note payable of $700,000.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2008 was $481,000 and note discount accreted during 2008 totaled $29,000.

Stockholders’ Equity.  Stockholders’ equity increased $1.7 million, or 1.5%, to $110.5 million at December 31, 2008, from $108.8 million at December 31, 2007.  The increase was primarily due to net income of $2.1 million.  In addition, stockholders’ equity increased by $263,000 due to earned ESOP shares, reduced by $659,000 of cash dividends declared to minority stockholders.  Northeast Community Bancorp, MHC, the Company’s majority stockholder, received approval of the Office of Thrift Supervision to waive its right to receive its share of cash dividends declared by the Company in 2008, which totaled approximately $873,000, and for similar quarterly cash dividends, if any, to be paid for the first and second quarters of 2009.  We anticipate that the MHC will continue to waive receipt of all dividends declared by the Company, subject to applicable regulatory approvals.

Index

Results of Operations for the Years Ended December 31, 2008 and 2007

Overview.

	2008	2007	% Change 2008/2007
	(Dollars in thousands)

Net income	$2,102	$12,137	(82.7)%
Return on average assets	0.54%	3.94%	(86.3)
Return on average equity	1.91	11.70	(83.7)
Average equity to average assets	28.35	33.67	(15.8)

Net income for the year ended December 31, 2008 decreased by $10.0 million, or 82.7%, to $2.1 million from $12.1 million in 2007.  The decrease was primarily the result of the $19.0 million gain ($10.8 million net of income taxes) from the disposition in June 2007 of the Bank’s branch office building located at 1353-55 First Avenue.  Excluding the effect of the branch sale, net income in 2008 increased by $776,000, or 58.5%, primarily due to a $1.7 million increase in net interest income and a $989,000 increase in noninterest income (excluding effect of the branch sale), partially offset by a $1.7 million increase in noninterest expense, a $73,000 increase in the provision for loan losses, and a $179,000 increase in income tax (excluding the effect of the branch sale).

Net Interest Income.  Net interest income increased by $1.7 million, or 14.7%, to $13.4 million for the year ended December 31, 2008, from $11.7 million for the year ended December 31, 2007.  The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $12.3 million due primarily to increased loan originations.  The effect of increased balances was partially offset by a 39 basis point decrease in our net interest rate spread to 2.73% for the year ended December 31, 2008, from 3.13% for the year ended December 31, 2007.  The net interest margin decreased 46 basis points to 3.63% for the year ended December 31, 2008, from 4.09% for the year ended December 31, 2007.

The decrease in the interest rate spread and net interest margin in 2008 was due to a decrease in the yield earned on our interest-earning assets and an increase in the cost of our interest-bearing liabilities.  The yield on our interest-earning assets decreased by 22 basis points to 5.94% for the year ended December 31, 2008, from 6.16% for the year ended December 31, 2007 and the cost of our interest-bearing liabilities increased by 18 basis points to 3.21% for the year ended December 31, 2008, from 3.03% for the year ended December 31, 2007.

The increase in our cost of funds was due to a change in the mix of our interest-bearing liabilities.  Higher cost borrowings and certificates of deposit increased to 69.5% of our interest-bearing liabilities at December 31, 2008, from 59.2% at December 31,2007.

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

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$326,472	$21,008	6.43%	$232,496	$14,894	6.41%	$200,683	$12,771	6.36%
Securities	4,074	201	4.93	16,664	839	5.03	22,913	1,064	4.64
Other interest-earning assets	38,749	738	1.90	36,813	1,869	5.08	32,390	1,513	4.67
Total interest-earning assets	369,295	21,947	5.94	285,973	17,602	6.16	255,986	15,348	6.00
Allowance for loan losses	(1,558)			(1,362)			(1,200)
Noninterest-earning assets	20,967			23,535			17,145
Total assets	$388,704			$308,146			$271,931

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$21,817	$144	0.66%	$20,704	$117	0.57%	$22,363	111	0.50%
Savings and club accounts	59,392	450	0.76	58,963	415	0.70	66,951	469	0.70
Certificates of deposit	164,196	7,224	4.50	115,032	5,365	4.66	101,732	3,913	3.85
Total interest-bearing deposits	245,405	7,818	3.19	194,699	5,897	3.03	191,046	4,493	2.35

Borrowings	20,620	732	3.55	352	21	5.97	–	–	0.00
Total interest-bearing liabilities	266,025	8,550	3.21	195,051	5,918	3.03	191,046	4,493	2.35

Noninterest-bearing demand	2,646			1,753			7,806
Other liabilities	9,850			7,583			3,559
Total liabilities	278,521			204,387			202,411

Stockholders’ equity	110,183			103,759			69,520
Total liabilities and Stockholders’ equity	$388,704			$308,146			$271,931
Net interest income		$13,397			$11,684			$10,855
Interest rate spread			2.73			3.13			3.65
Net interest margin			3.63			4.09			4.24
Net interest-earning assets	$103,270			$90,922			$64,940
Interest-earning assets to interest- bearing liabilities	138.82%			146.61%			133.99%

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

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$6,047	$67	$6,114	$2,037	$86	$2,123
Investment securities	(621)	(17)	(638)	(309)	84	(225)
Other interest-earning assets	94	(1,225)	(1,131)	218	138	356
Total interest-earning assets	5,520	(1,175)	4,345	1,946	308	2,254

Interest expense:
Interest-bearing demand deposits	7	20	27	(9)	15	6
Savings accounts	3	32	35	(56)	2	(54)
Certificates of deposit	2,179	(320)	1,859	553	900	1,453
Borrowings	723	(12)	711	–	21	21
Total interest-bearing liabilities	2,912	(280)	2,632	488	938	1,426
Net change in interest income	$2,608	$(895)	$1,713	$1,458	$(630)	$828

Provision for Loan Losses.  In 2008, a $411,000 provision was made to the allowance for loan losses due primarily to the increase in mortgage loan balances outstanding.  The effect of the provision for loan losses was partially offset by a charge-off of $35,000 on a mixed-use mortgage loan that was subsequently foreclosed and sold during 2008.  In 2007, a $338,000 provision was made to the allowance for loan losses due primarily to an increase in mortgage loan balances outstanding.  The effect of the provision for loan losses was partially offset by a charge-off of $49,000 on a mixed-use mortgage loan that was subsequently foreclosed and sold during 2007.   The allowance for loan losses as of December 31, 2008 represented 0.51% of total loans, compared to 0.53% as of December 31, 2007.

There were no recoveries during the years ended December 31, 2008 and  2007.

Noninterest Income.  The following table shows the components of noninterest income for the years ended December 31, 2008 and 2007.

	2008	2007	% Change 2008/2007
	(Dollars in thousands)
Service charges	$478	$358	33.5%
Net gain from premises and equipment	-	18,962	(100.0)
Earnings on bank owned life insurance	386	361	6.9
Investment advisory fees	878	69	1,172.5
Other	52	17	205.9
Total	$1,794	$19,767	(90.9)

Index

Non-interest income decreased $18.0 million, or 90.9%, to $1.8 million for the year ended December 31, 2008, from $19.8 million for the year ended December 31, 2007.  The decrease was primarily the result of the $19.0 million gain from the sale of the Bank’s branch office building located at 1353-55 First Avenue that occurred in June 2007.  Excluding the effect of the branch sale, non-interest income in 2008 increased by $989,000, or 122.9%, primarily due to an $809,000 increase in investment advisory fees, a $120,000 increase in service charges, and a $25,000 increase in earnings on bank owned life insurance.

Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	% Change 2008/2007
	(Dollars in thousands)
Salaries and employee benefits	$5,872	$5,189	13.2%
Net occupancy expense of premises	1,140	1,107	3.0
Equipment	517	462	11.9
Outside data processing	826	650	27.1
Advertising	225	84	167.9
REO expenses	381	–	N/M
Service contracts	212	205	3.2
Insurance	163	165	(1.2)
Audit and accounting	267	214	24.4
Directors compensation	287	219	31.0
Telephone	165	167	(1.0)
Office supplies and stationary	218	209	4.6
Director, officer, and employee expenses	269	235	14.1
Legal fees	290	277	4.7
Other	668	642	4.1
Total noninterest expenses	$11,500	$9,826	17.0

N/M – Not meaningful

Noninterest expense increased $1.7 million, or 17.0%, to $11.5 million for the year ended December 31, 2008, from $9.8 million for the year ended December 31, 2007.  The increase resulted primarily from an increase of  $683,000 in salaries and employee benefits, $176,000 in outside data processing expense, $141,000 in advertising expense, and $381,000 in real estate owned expenses.  All other categories of noninterest expense increased in the aggregate by $293,000 or 7.5%

Salaries and employee benefits increased by $683,000, or 13.2%, to $5.9 million for the year ended December 31, 2008 from $5.2 million for the year ended December 31, 2007 due to the hiring of employees in connection with our acquisition of the operating assets of Hayden Financial Group, LLC in November 2007 and the addition of one loan officer in December 2007.

Outside data processing expense increased $176,000, or 27.1%, to $826,000 for the year ended December 31, 2008 from $650,000 for the year ended December 31, 2007 due primarily to a one time payment of $148,000 to terminate the item processing contract with a third party vendor and an increase in the Company’s core data processing expense.

Advertising expense increased by $141,000, or 167.9%, to $225,000 for the year ended December 31, 2008 from $84,000 for the year ended December 31, 2007 due to an increased effort to market the Bank’s loan, deposit, and investment products and services.

Index

Real estate owned expenses increased to $381,000 due primarily to an impairment loss of $369,000 in 2008 on a foreclosed multi-family property as a result of a fair value calculation based upon a recent appraisal and a recent purchase offer on the property.  The Bank did not have any foreclosed property and real estate owned expenses in 2007.

All other components of noninterest expense increased in the aggregate by $293,000, or 7.5%, to $4.2 million for the year ended December 31, 2008 from $3.9 million for the year ended December 31, 2007 due mainly to increases in audit and accounting fees, directors’ compensation, directors, officers and employee expenses, and the amortization expense of intangible assets.  These increases were partially offset by decreases in insurance and telephone expenses.

Income Taxes.  Income tax expense decreased by $8.0 million, or 87.1%, to $1.2 million for the year ended December 31, 2008, from $9.2 million for the year ended December 31, 2007.  The decrease resulted primarily from the $18.0 million decrease in pre-tax income in 2008 compared to 2007.  The effective tax rate was 35.9% or the year ended December 31, 2008, compared to 43.0% for 2007.  The decreased effective tax rate was due to the decreased level of pre-tax income and the resultant increased impact of tax-exempt income from bank-owned life insurance.

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution.  Our most prominent risk exposures are credit risk, interest rate risk and operational risk.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates.  Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery.  Other risks that we face are market risk, liquidity risk and reputation risk.  Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

Analysis of Nonperforming and Classified Assets.  We generally consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  It is generally our policy to continue to accrue interest on past-due loans and loans in foreclosure as long management determines that there is a reasonable expectation of collection.  When a loan is placed on nonaccrual status, the accrual of interest ceases and the allowance for any

Index

uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are applied in the following order; to late charges, interest, escrow and outstanding principal.

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

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$–	$–	$–	$–	$–
Multi-family	261	666	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	1,614	1,200	–	–	–
Construction	–	–	–	–	–
Consumer and other loans	–	1	–	–	–
Total	1,875	1,867	–	–	–

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	–	407	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Consumer and other loans	–	–	2	–	–
Total	–	407	2	–	–
Total of nonaccrual and 90 days or more past due loans	1,875	2,274	2	–	–

Foreclosed real estate	832	–	–	–	–
Other nonperforming loans (1)	1,345	–	–	–	–
Total nonperforming assets	4,052	2,274	2	–	–

Troubled debt restructurings	–	–	–	–	–

Troubled debt restructurings and total nonperforming assets	$4,052	$2,274	$2	$–	$–

Total nonperforming loans to total loans	0.88%	0.80%	0.00%	0.00%	0.00%
Total nonperforming loans to total assets	0.76%	0.66%	0.00%	0.00%	0.00%
Total nonperforming assets and troubled debt restructurings to total assets	0.96%	0.66%	0.00%	0.00%	0.00%

(1)	Other non-performing loans consist of loans which were not 90 days or more delinquent, but where management has serious doubts about the borrowers abilities to comply with contractual loan terms.

At December 31, 2008, we had one nonaccrual multi-family mortgage loan and two nonaccrual non-residential mortgage loans totaling $1.9 million.  The nonaccrual multi-family mortgage loan had an outstanding

Index

balance of $261,000 and is secured by an eleven unit apartment building located in Elizabeth, New Jersey.  We are in the process of foreclosing on this property.  Based on a recent fair value analysis of the property, the Bank does not expect a loss on the disposition of the property.

One of the nonaccrual non-residential mortgage loans had an outstanding balance of $845,000 and is secured by an office building located in Mamaroneck, New York.  The other nonaccrual non-residential mortgage loan had an outstanding balance of $769,000 at December 31, 2008 and is secured by two gasoline stations and an automobile repair facility located in Putnam and Westchester Counties, New York.  We are in the process of foreclosing on both properties.  Based on a recent fair value analysis of the properties, the Bank does not expect a loss on the disposition of these properties.

Interest income that would have been recorded for the year ended December 31, 2008 had nonaccruing loans been current to their original terms amounted to approximately $142,000.  During the year ended December 31, 2008, the Bank recognized interest income of approximately $1,000 on the nonaccrual loans.

At December 31, 2008, one of the foreclosed properties had a net balance of $369,000 and consisted of a 14 unit multi-family building located in Hampton, New Hampshire.  This property was subsequently sold in March 2009.  The other foreclosed property had a net balance of $463,000 and consisted of a 6 unit multi-family building located in Newark, New Jersey.  We are renovating this property for purposes of leasing all the units, with the eventual goal of marketing the property when the real estate market has stabilized.

Other nonperforming loans consisted of two loans.  The first had an outstanding balance of $1.2 million and is secured by a 7 unit multi-family building located in Cambridge, Massachusetts.  The second nonperforming loan had an outstanding balance of $181,000 and is secured by a 6 unit multi-family building located in Philadelphia, Pennsylvania.  As of December 31, 2008, both loans were 60 days delinquent and classified as substandard.  We have started foreclosure proceedings on both properties and we do not anticipate any loss on the disposition of these properties.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)

Special mention assets	$–	$865	$–
Substandard assets	3,220	1,866	–
Doubtful and loss assets	–	–	–
Total classified assets	$3,220	$2,731	$–

Index

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Residential real estate:
One- to four-family	$–	$–	$–	$–	$–	$–
Multi-family	–	1,345	–	458	–	–
Mixed-use	–	–	–	–	–	–
Non-residential real estate	–	–	–	–	–	–
Construction	–	–	–	–	–	–
Commercial	–	–	–	–	–	–
Consumer and other loans	–	–	4	–	–	2
Total	$–	$1,345	$4	$458	$–	$2

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

We also establish a general allowance for loans identified by the internal loan review process and loans not performing according to contractual terms.  These loans typically do not pose significant risk of loss, but do demonstrate a higher level of risk than the average loan in our portfolio.  These could include loans 30 days or more past due, properties with vacant apartments or commercial spaces other then temporarily vacant due to tenant turnover or renovation, or the death of the obligator causing delinquency until a court appointed executor takes control of the property.  We separate these loans by property type and assign a risk factor to each category based on its risk potential as compared to the other categories and the portfolio as a whole.  Loans classified special mention or substandard would typically be candidates for treatment under this category.

Index

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

At December 31, 2008, our allowance for loan losses was $1.9 million and represented 0.51% of total gross loans.  At December 31, 2007, our allowance for loan losses was $1.5 million and represented 0.53% of total gross loans.  At December 31, 2006, our allowance for loan losses was $1.2 million and represented 0.60% of total gross loans.  The increase in our allowance for loan losses is due primarily to the increase in mortgage loan balances outstanding as of December 31, 2008.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2008			2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$–	0.0%	0.1%	$–	0.0%	0.1%	$–	0.0%	0.2%
Multi-family	604	32.4	51.1	472	31.7	49.0	395	32.9	54.8
Mixed-use	319	17.1	16.0	250	16.8	18.5	251	20.9	21.1
Non-residential real estate	841	45.1	28.2	691	46.4	28.0	554	46.2	23.7
Construction	21	1.1	2.5	50	3.4	3.3	–	0.0	0.0
Commercial	80	4.3	2.1	25	1.7	1.1	–	0.0	0.0
Consumer and other loans	–	0.0	0.0	–	0.0	0.0	–	0.0	0.2
Total allowance for loan losses	$1,865	100.0%	100.0%	$1,489	100.0%	100.0%	$1,200	100.0%	100.0%

	At December 31,
	2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$–	0.0%	0.3%	$2	0.2%	0.5%
Multi-family	443	36.9	52.4	520	43.3	58.9
Mixed-use	277	23.1	22.9	290	24.2	22.7
Non-residential real estate	480	40.0	24.2	388	32.3	17.7
Construction	–	0.0	0.0	–	0.0	0.0
Commercial	–	0.0	0.0	–	0.0	0.0
Consumer and other loans	–	0.0	0.2	–	0.0	0.2
Total allowance for loan losses	$1,200	100.0%	100.0%	$1,200	100.0%	100.0%

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

Index

future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$1,489	$1,200	$1,200	$1,200	$1,200
Provision for loan losses	411	338	–	–	–

Charge offs:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	–	–
Mixed-use	(35)	(49)	–	–	–
Non-residential real estate	–	–	–	–	–
Construction	–	–	–	–	–
Consumer and other loans	–	–	–	–	–
Total charge-offs	(35)	(49)	–	–	–

Recoveries:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Construction	–	–	–	–	–
Consumer and other loans	–	–	–	–	–
Total recoveries	–	–	–	–	–
Net charge-offsNet charge-offs	(35)	(49)	–	–	–

Allowance at end of period	$1,865	$1,489	$1,200	$1,200	$1,200

Allowance to nonperforming loans	57.92%	65.48%	N/M	N/M	N/M
Allowance to total loans outstanding at the end of the period	0.51%	0.53%	0.60%	0.63%	0.71%
Net charge-offs to average loans outstanding during the period	0.01%	0.02%	0.00%	0.00%	0.00%

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

Index

maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Net Portfolio Value Analysis.  We use a net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in our net portfolio value at December 31, 2008 that would occur in the event of an immediate change in interest rates based on the Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$89,838	$(3,860)	(4)%	21.46%	(26	) bp
200	91,315	(2,382)	(3)%	21.59%	(13	) bp
100	92,562	(1,136)	(1)%	21.67%	(5	) bp
50	93,146	(551)	(1)%	21.70%	(2	) bp
0	93,698	-		21.72%
(50)	94,182	485	1%	21.73%	1	bp
(100)	93,972	275	0%	21.63%	(9	) bp

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

Index

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  Cash and cash equivalents totaled $36.5 million at December 31, 2008 and consist primarily of deposits at other financial  institutions (Predominantly the Federal Home Loan Bank of New York) and miscellaneous cash items.  Securities classified as available-for-sale provide an additional source of liquidity.  Total securities classified as available-for-sale were $182,000 at December 31, 2008 and $320,000 at December 31, 2007.

At December 31, 2008, we had $53.3 million in loan commitments outstanding.  At December 31, 2008, this consisted of $32.3 million of real estate loan origination commitments, $15.4 million in unused commercial loan lines, $3.9  million in unused real estate equity lines of credit, $1.5 million in construction loans in process, and $181,000 in unused consumer lines of credit.  Certificates of deposit due within one year of December 31, 2008 totaled $138.9 million.  This represented 80.0% of certificates of deposit at December 31, 2008.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts.  At December 31, 2008, we had the ability to borrow an additional $51.4 million from the Federal Home Loan Bank of New York, which included two available overnight lines of credit of $5.6 million each.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan and commercial loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

Index

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Investing activities:
Loans disbursed or closed	$(124,901)	$(86,954)	$(35,803)
Purchase of loan participations	(8,377)	(11,695)	–
Loan principal repayments	44,069	32,109	25,648
Sale of loans	7,045	1,505	–
Proceeds from maturities and principal repayments of securities	882	29,676	35,682
Purchases of securities	–	(5,000)	(50,335)
Purchase of bank owned life insurance	–	–	(8,000)
Purchase of FHLB-NY stock	(1,937)	(15)	(42)
Proceeds from sale of premises and equipment	–	9,082	–
Purchases of premises and equipment	(396)	(198)	(6,726)
Purchase of business	–	(1,384)	–

Financing activities:
Increase (decrease) in deposits	35,452	37,386	(4,727)
Proceeds from FHLB-NY advances	40,000	–	–
Initial stock offering, net of ESOP shares	–	–	52,444

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2008, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

The capital from our initial public offering increased our liquidity and capital resources.  In addition, the sale of our First Avenue branch office building in the second quarter of 2007 further increased our capital in 2007.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering and the sale of the branch office building are used for general corporate purposes, including the funding of lending activities.  Our financial condition has been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the offering and the branch office building sale will, initially, have an adverse impact on our return on equity.  From time to time, we may consider capital management tools such as cash dividends and common stock repurchases.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see Note 4 of the Notes to the Consolidated Financial Statements.  We currently have no plans to engage in hedging activities in the future.

For the years ended December 31, 2008 and 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power

Index

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Index

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

For information concerning Northeast Community Bancorp’s directors, the information contained under the section captioned “Item 1—Election of Directors” in Northeast Community Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

For information relating to officers of Northeast Community Bancorp, the section captioned “Item 1—Election of Directors” in the Proxy Statement, and Part I, Item 1, “Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K, are incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

Northeast Community Bancorp has adopted a Code of Ethics and Business Conduct, a copy of which can be found in the investor relations section of the Company’s website at www.necommunitybank.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

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

Index

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

Index

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Amended and Restated Charter of Northeast Community Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Northeast Community Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Northeast Community Bancorp, Inc. (1)
10.1	Northeast Community Bank Employee Severance Compensation Plan (1)
10.2	Northeast Community Bank Supplemental Executive Retirement Plan and Participation Agreements with Kenneth A. Martinek and Salvatore Randazzo (1)*
10.3	Northeast Community Bancorp, Inc. Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.4	Northeast Community Bank Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.5	Employment Agreement between Northeast Community Bancorp, Inc., Northeast Community Bank and Susan Barile (3)*
10.6	Northeast Community Bank Directors’ Retirement Plan (1)*
10.7	Northeast Community Bank Directors’ Deferred Compensation Plan (1)*
10.8	Northeast Community Bank Executive Incentive Deferral Plan*(4)
21.0	List of Subsidiaries
23.0	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 12, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2007.
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Date: March 26, 2009	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Martinek	President, Chief Executive Officer	March 26, 2009
Kenneth A. Martinek	and Director
(principal executive officer)

/s/ Salvatore Randazzo	Executive Vice President, Chief	March 26, 2009
Salvatore Randazzo	Financial Officer and Director
(principal accounting and
financial officer)

/s/ Diane B. Cavanaugh	Director	March 26, 2009
Diane B. Cavanaugh

/s/ Arthur M. Levine	Director	March 26, 2009
Arthur M. Levine

/s/ Charles A. Martinek	Director	March 26, 2009
Charles A. Martinek

/s/ John F. McKenzie	Director	March 26, 2009
John F. McKenzie

/s/ Linda M. Swan	Director	March 26, 2009
Linda M. Swan

/s/ Harry (Jeff) A.S Read	Director	March 26, 2009
Harry (Jeff) A.S. Read

/s/ Kenneth H. Thomas	Director	March 26, 2009
Kenneth H. Thomas

Index

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Northeast Community Bancorp, Inc. and Subsidiaries
White Plains, New York

We have audited the accompanying consolidated statements of financial condition of Northeast Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Community Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Clark, New Jersey
March 27, 2009

Index

Northeast Community Bancorp, Inc.
Consolidated Statements of Financial Condition
	December 31,
	2008	2007
	(In thousands, except share and per share data)
Assets

Cash and amounts due from depository institutions	$2,368	$1,878
Interest-bearing deposits	34,166	37,268
Cash and cash equivalents	36,534	39,146
Certificates of deposit	498	-
Securities available-for-sale	182	320
Securities held-to-maturity	2,078	2,875
Loans receivable, net of allowance for loan losses $1,865 and $1,489, respectively	363,616	283,133
Premises and equipment, net	4,365	4,529
Federal Home Loan Bank of New York stock, at cost	2,350	414
Bank owned life insurance	8,902	8,515
Accrued interest receivable	1,785	1,340
Goodwill	1,310	1,310
Intangible assets	649	710
Real estate owned	832	-
Other assets	1,127	1,603
Total Assets	$424,228	$343,895
Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Non-interest-bearing deposits	$6,209	$1,745
Interest-bearing deposits	255,221	224,233
Total deposits	261,430	225,978
Advance payments by borrowers for taxes and insurance	6,624	2,884
Federal Home Loan Bank Advances	40,000	-
Accounts payable and accrued expenses	5,191	5,577
Note payable	481	627
Total Liabilities	313,726	235,066

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized; issued and outstanding: 13,225,000 shares	132	132
Additional paid-in capital	57,560	57,555
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,407)	(4,665)
Retained earnings	57,399	55,956
Accumulated comprehensive loss	(182)	(149)
Total Stockholders’ Equity	110,502	108,829
Total Liabilities and Stockholders’ Equity	$424,228	$343,895

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.
Consolidated Statements of Income

	Years Ended December 31,
	2008	2007
	(In thousands, except per share data)
Interest Income:
Loans	$21,008	$14,894
Interest-earning deposits	738	1,869
Securities - taxable	201	839

Total Interest Income	21,947	17,602

Interest Expense:
Deposits	7,818	5,897
Borrowings	732	21

Total Interest Expense	8,550	5,918

Net Interest Income	13,397	11,684

Provision for Loan Losses	411	338

Net Interest Income after Provision for Loan Losses	12,986	11,346

Non-Interest Income:
Other loan fees and service charges	478	358
Net gain from premises and equipment	-	18,962
Earnings on bank owned life insurance	386	361
Investment advisory fees	878	69
Other	52	17

Total Non-Interest Income	1,794	19,767

Non-Interest Expenses:
Salaries and employee benefits	5,872	5,189
Net occupancy expense	1,140	1,107
Equipment	517	462
Outside data processing	826	650
Advertising	225	84
Real estate owned expenses	381	-
Other	2,539	2,334

Total Non-Interest Expenses	11,500	9,826

Income before Provision for Income Taxes	3,280	21,287

Provision for Income Taxes	1,178	9,150

Net Income	$2,102	$12,137

Net Income per Common Share – Basic	$0.16	$0.95

Weighted Average Number of Common Shares Outstanding – Basic	12,771	12,745

Dividends Declared per Common Share	$0.12	$0.06

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008 and 2007

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumu-lated Other Compre-hensive Income (Loss)	Total Equity	Comprehensive Income
	(In thousands)
Balance - December 31, 2006	$132	$57,513	$(4,925)	$44,147	$(116)	$96,751

Comprehensive income:
Net income	-	-	-	12,137	-	12,137	$12,137
Unrealized loss on securities available for sale, net of taxes of $(10)	-	-	-	-	(17)	(17)	(17)
Pension liability – DRP, net of taxes of $(13)	-	-	-	-	(16)	(16)	(16)
Cash dividends declared ($0.06 per share)	-	-	-	(328)	-	(328)
ESOP shares earned	-	42	260	-	-	302
Total Comprehensive Income							$12,104
Balance - December 31, 2007	132	57,555	(4,665)	55,956	(149)	108,829

Comprehensive income:
Net income	-	-	-	2,102	-	2,102	$2,102
Unrealized loss on securities available for sale, net of taxes of $(18)	-	-	-	-	(30)	(30)	(30)
Pension liability – DRP, net of taxes of $(1)	-	-	-	-	(3)	(3)	(3)
Cash dividends declared ($0.12 per share)	-	-	-	(659)	-	(659)
ESOP shares earned	-	5	258	-	-	263
Total Comprehensive Income							$2,069
Balance - December 31, 2008	$132	$57,560	$(4,407)	$57,399	$(182)	$110,502

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2008	2007
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$2,102	$12,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization (accretion) of securities premiums and discounts	5	(88)
Provision for loan losses	411	338
Provision for depreciation	560	589
Net (accretion) amortization of deferred discounts, fees and costs	151	(424)
Amortization other	90	-
Deferred income tax expense (benefit)	(2,679)	5,053
(Gain) from dispositions of premises and equipment	-	(18,962)
Impairment losses on real estate owned	369	-
Earnings on bank owned life insurance	(386)	(361)
(Increase) in accrued interest receivable	(445)	(239)
(Increase) decrease in other assets	474	(1,080)
Increase (decrease) in accrued interest payable	(7)	8
Increase in other liabilities	2,317	184
ESOP shares earned	263	302
Net Cash Provided by (Used in) Operating Activities	3,225	(2,543)

Cash Flows from Investing Activities:
Purchase of loans	(8,377)	(11,695)
Net increase in loans	(73,787)	(53,703)
Purchase of securities held-to-maturity	-	(5,000)
Principal repayments on securities available-for-sale	89	8
Principal repayments on securities held-to-maturity	793	29,668
Purchases of certificates of deposit	(498)	-
Purchase of Federal Home Loan Bank of New York stock	(1,937)	(15)
Purchases of premises and equipment	(396)	(198)
Proceeds from sale of premises and equipment	-	9,082
Purchase of business	-	(1,384)
Capitalized costs on real estate owned	(82)	-
Net Cash (Used in) Investing Activities	(84,195)	(33,237)

Cash Flows from Financing Activities:
Net increase in deposits	35,452	37,386
Proceeds from FHLB of NY advances	40,000	-
Repayment of note payable	175	-
Increase in advance payments by borrowers for taxes and insurance	3,740	955
Cash dividends paid to minority shareholders	(659)	(164)
Net Cash Provided by Financing Activities	78,358	38,177

Net (Decrease) Increase in Cash and Cash Equivalents	(2,612)	2,397

Cash and Cash Equivalents - Beginning	39,146	36,749

Cash and Cash Equivalents - Ending	$36,534	$39,146

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2008	2007
	(In Thousands)
Supplementary Cash Flows Information:

Income taxes paid	$1,195	$4,865

Interest paid	$8,557	$5,910

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Loan made to facilitate the sale of real estate owned	$311	$-
Real estate owned received in settlement of loans	$1,430	$-
Loan receivable originated in connection with building sale	$-	$16,341

Assets acquired (liabilities incurred) in connection with the acquisition of a business:
Intangible Assets	$-	$710
Goodwill	-	1,310
Note Payable	-	(625)

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

The Bank also offers investment advisory and financial planning services under the name Hayden Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

New England Commercial Properties LLC (“NECP”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns two foreclosed multi-family properties, one located in Hampton, New Hampshire and another located in Newark, New Jersey.

The consolidated financial statements include the accounts of the Company, the Bank, and NECP and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Individual securities are considered impaired when fair value is less than amortized cost.  Management evaluates on a monthly basis whether any securities are other-than-temporarily impaired.  In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer, other factors relevant to specific securities, and our ability and intent to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value.  If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to operations.

Premiums and discounts on all securities are amortized/accreted to maturity by use of the level-yield method.  Gain or loss on sales of securities is based on the specific identification method.

Loans and Allowance for Loan Losses

Loans are stated at unpaid principal balances plus net deferred loan origination fees and costs less an allowance for loan losses which is maintained at a level that represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate.  The allowance is decreased by loan charge-offs, increased by subsequent recoveries of loans previously charged off, and then adjusted, via either a charge or credit to operations, to an amount determined by management to be necessary.  Loans or portions thereof, are charged off when, after collection efforts are exhausted, they are determined to be un-collectible.  Management of the Bank, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume inherent in its loan activities, along with the general economic and real estate market conditions.  The Bank utilizes a two tier approach:  (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio.  The Bank maintains a loan review system, which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral.  General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

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

Concentration of Risk

The Bank’s lending activity is concentrated in loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States.  The Bank also had deposits in excess of the FDIC insurance limit at other financial institutions.  At December 31, 2008, such deposits totaled $29.2 million, of which $28.9 million was held by the Federal Home Loan Bank of New York.  Generally, deposits in excess of $250,000 are not insured by the FDIC.

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

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Bank Owned Life Insurance (“BOLI”)

The Bank owns life insurance on the lives of certain of its officers.  The cash surrender value is recorded as an asset and the change in cash surrender value is included in non-interest income and is exempt from federal, state and city income taxes.  The BOLI is invested in a General Account Portfolio and a Yield Portfolio account and is managed by an independent investment firm.

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

Intangible Assets

Intangible assets at December 31, 2008 and 2007, totaled $649,000 and $710,000, respectively, and consist of the value of customer relationships acquired in the business combination completed by the Company in November 2007. The Company recorded these intangible assets at cost and is amortizing them, using the straight-line method, over 11.7 years. Amortization expense is included in other non-interest expenses. The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company reviews intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of intangible assets using undiscounted cash flows. If intangible assets are found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and fair value. The fair value is estimated based upon the present value of discounted future cash flows or other reasonable estimates of fair value.

Goodwill

Goodwill at December 31, 2008 and 2007, totaled $1.3 million and consists of goodwill acquired in the business combination completed by the Company in November 2007.  The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Goodwill (Continued)

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

Real Estate Owned

Real estate owned is carried at the lower of fair value of the related property, as determined by current appraisals less estimated costs to sell, or the recorded investment in the property.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to expense in the current period.  Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.

Income Taxes

The Company, the Bank and NECP file a consolidated federal income tax return.  Income taxes are allocated to the Company, Bank and NECP based upon their respective income or loss included in the consolidated income tax return.  The Company, the Bank and NECP file combined or separate state and city income tax returns depending on the particular requirements of each jurisdiction.

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

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income

The Company records in accumulated other comprehensive income (loss), net of related deferred income taxes, unrealized gains and losses on available for sale securities and the prior service cost and actuarial gains and losses of the Outside Directors Retirement Plan (“DRP”) that have not yet been recognized in expense.

Realized gains and losses, if any, are reclassified to non-interest income upon the sale of the related securities or upon the recognition of a security impairment loss.  A portion of the prior service cost and actuarial losses of the DRP is recorded in expense annually. At December 31, 2008, accumulated other comprehensive loss totaled $(182,000) and included $(5,000) of net losses on available for sale securities with no related deferred tax and $(318,000) in prior service cost and actuarial losses of the DRP less $141,000 of related deferred income taxes.  At December 31, 2007, accumulated other comprehensive loss totaled $(149,000) and included $43,000 of net gains on available for sale securities less $(18,000) of related deferred income taxes and $(316,000) in prior service cost of the DRP less $142,000 of related deferred income taxes.

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

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters

On July 5, 2006, the Company reorganized from a mutual savings bank to a mutual holding company structure. In the reorganization, the Company sold 5,951,250 shares of its common stock to the public and issued 7,273,750 shares of its common stock to Northeast Community Bancorp, MHC (“MHC”). The net proceeds received from the common stock offering were $57.6 million. Costs incurred in connection with the common stock offering were recorded as a reduction of gross proceeds from the offering and totaled approximately $1.9 million. The Company also provided a term loan to the Bank’s Employee Stock Ownership Plan to enable it to purchase 518,420 shares of Company common stock at $10.00 per share as part of the reorganization.  The MHC, which owned 55.0% of the Company’s common stock as of December 31, 2008, must hold at least 50.1% of the Company’s stock so long as the MHC exists.

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

During 2008 and 2007, the MHC filed notice with the OTS, which did not object, of its intention to waive dividends declared by the Company.  The OTS approval received in 2008 applies also to quarterly cash dividends, if any, to be paid for the first and second quarters of 2009.  Dividends declared by the Company in 2008 and 2007 and waived by the MHC totaled approximately $873,000 and $436,000, respectively.  As of

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

December 31, 2008, total dividends waived by the MHC aggregated $1,309,000.  We anticipate that the MHC will continue to waive receipt of all dividends declared by the Company.

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

Under the prompt corrective action rule issued by the federal banking authorities, an institution must have a leverage ratio of 4% or greater, a tier 1 capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater in order to be considered adequately capitalized.  The Bank is in compliance with these requirements at December 31, 2008.

The following tables present a reconciliation of capital per generally accepted accounting principles (“GAAP”) and regulatory capital and information about the Bank’s capital levels at the dates presented:

	December 31,
	2008	2007
	(In Thousands)
GAAP capital	$81,312	$79,282
Less: Goodwill and intangible assets	(1,959)	(2,020)
Directors retirement plan AOCI	177	174
Unrealized loss (gain) on securities available for sale	5	(25)
Disallowed deferred tax assets	(64)	(1,003)

Core and Tangible Capital	79,471	76,408

Add: General valuation allowances	1,865	1,489

Total Capital	$81,336	$77,897

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)

As of December 31, 2008:
Total capital (to risk-weighted assets)	$81,336	30.65%	$	>21,230	>8.00%	$	>26,538	>10.00%
Tier 1 capital (to risk-weighted assets)	79,471	29.95		> -	> -		>15,923	> 6.00
Core (Tier 1) capital (to adjusted total assets	79,471	19.45		>16,339	>4.00		>20,424	> 5.00
Tangible capital (to adjusted total assets)	79,471	19.45		> 6,127	>1.50		> -	> -

As of December 31, 2007:
Total capital (to risk-weighted assets)	$77,897	37.50%	$	>16,617	>8.00%	$	>20,772	>10.00%
Tier 1 capital (to risk-weighted assets)	76,408	36.78		> -	> -		>12,463	> 6.00
Core (Tier 1) capital (to adjusted total assets	76,408	24.18		>12,641	>4.00		>15,801	> 5.00
Tangible capital (to adjusted total assets)	76,408	24.18		> 4,740	>1.50		> -	> -

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

Note 3 - Acquisition

On November 16, 2007, the Company acquired the operating assets of Hayden Financial Group LLC (“Hayden”), an investment advisory firm located in Connecticut, at a cost of $2,020,000, including $95,000 of expenses directly related to the transaction. The acquisition of these business assets has enabled the Bank to expand the services it provides to include investment advisory and financial planning services to the then-existing Hayden customer base as well as future customers.  In connection with this transaction, the Company recorded intangible assets related to customer relationships of $710,000, goodwill of $1,310,000 and a note payable with a present value of $625,000.  The acquired business is being operated as a division of the Bank and, during 2008 and 2007, generated total revenues of approximately $878,000 and $69,000, respectively, and income before taxes of approximately $17,000 and $2,000, respectively.

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

	December 31,
	2008	2007
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$32,348	$44,071
Construction loans in process	1,471	582
Commitments to fund unused lines of credit:
Commercial lines	19,256	5,379
Consumer lines	181	191

	$53,256	$50,223

At December 31, 2008, all of the financial instruments noted above carry adjustable or floating interest rates.  Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The amount of collateral obtained, if deemed necessary by the Bank, is based on management’s credit evaluation of the borrower.

Note 5 – Certificates of Deposit

	December 31,
	2008	2007
	(In Thousands)
Due within one year	$498	$-

	$498	$-

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 6 - Securities Available for Sale

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Federal National Mortgage Association common stock	$4	$-	$3	$1

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	124	-	1	123
Federal National Mortgage Association	59	-	1	58

	183	-	2	181

	$187	$-	$5	$182

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Federal National Mortgage Association common stock	$4	$42	$-	$46

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	187	1	-	188
Federal National Mortgage Association	82	-	-	82
Collateralized Mortgage Obligations	4	-	-	4

	273	1	-	274

	$277	$43	$-	$320

There were no sales of securities available for sale during the years ended December 31, 2008 and 2007.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 6 - Securities Available for Sale (Continued)

Contractual maturities of mortgage-backed securities were as follows:

	December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$-	$-	$4	$4
Due after ten years	183	181	269	270

	$183	$181	$273	$274

The maturities shown above are based upon contractual maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities available for sale were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2008:
FNMA common stock	$1	$3	$-	$-	$1	$3
Mortgage-backed securities	125	2	-	-	125	2
	$126	$5	$-	$-	$126	$5

At December 31, 2008, one equity security and seven mortgage-backed securities had unrealized losses.  Management concluded that the unrealized losses reflected above for mortgage-backed securities were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Bank has the ability and intent to hold these securities for the time necessary to recover the amortized cost.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 7 - Securities Held to Maturity

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Mortgage-backed securities:
Government National Mortgage Association	$960	$1	$19	$942
Federal Home Loan Mortgage Corporation	495	1	8	488
Federal National Mortgage Association	562	4	5	561
Collateralized Mortgage Obligations	57	-	1	56
Private Pass-through Securities	4	-	1	3

	$2,078	$6	$34	$2,050

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Mortgage-backed securities:
Government National Mortgage Association	$1,341	$9	$2	$1,348
Federal Home Loan Mortgage Corporation	668	4	4	668
Federal National Mortgage Association	746	9	2	753
Collateralized Mortgage Obligations	116	1	-	117
Private Pass-through Securities	4	-	-	4
	$2,875	$23	$8	$2,890

There were no sales of securities held to maturity during the years ended December 31, 2008 and 2007.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 7 - Securities Held to Maturity (Continued)

Contractual maturities of mortgage-backed securities were as follows:

	December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due within one year	$-	$-	$50	$50
Due after one but within five years	15	15	46	47
Due after five but within ten years	339	337	303	303
Due after ten years	1,724	1,698	2,476	2,490

	$2,078	$2,050	$2,875	$2,890

The maturities shown above are based upon contractual maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held to maturity were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2008:
Mortgage-backed securities	$-	$-	$1,656	$34	$1,656	$34

December 31, 2007:
Mortgage-backed securities	$74	$1	$961	$7	$1,035	$8

At December 31, 2008, 46 mortgage-backed securities had unrealized losses.  As of December 31, 2008 and 2007, management concluded that the unrealized losses reflected above were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Bank has the ability and intent to hold these securities for the time necessary to recover the amortized cost.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 8 - Loans Receivable, Net

	December 31,
	2008	2007
	(In Thousands)

Real estate mortgage:
One-to-four family	$275	$304
Multi-family	186,199	138,767
Mixed use	58,317	52,559
Commercial	102,785	79,305

	347,576	270,935

Construction:
Multi-family	9,025	7,538
Commercial	-	1,918

	9,025	9,456

Commercial Business:
Lines of Credit	6,398	2,322
Term	1,222	655

	7,620	2,977

Consumer:
Line of credit	57	69
Passbook or certificate	57	19

	114	88

Total Loans	364,335	283,456

Allowance for loan losses	(1,865)	(1,489)
Deferred loan fees and costs	1,146	1,166

	$363,616	$283,133

Loans serviced for the benefit of others totaled approximately $11,346,000 and $4,407,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and December 31, 2007, we had three non-accrual loans totaling $1,875,000 and three non-accrual loans totaling $1,867,000, respectively.   Interest income on such loans is recognized only when actually collected.  During the years ended December 31, 2008 and December 31, 2007, the Bank recognized interest income of approximately $1,000 and $21,000, respectively, on the non-accrual loans.  Interest income that would have been recorded had the loans been on the accrual status would have amounted to approximately $142,000 and $153,000 for the year ended December 31, 2008 and December 31, 2007,

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 8 - Loans Receivable, Net (Continued)

respectively.  The Bank is not committed to lend additional funds to borrowers whose loans have been placed on the non-accrual status.

At December 31, 2008, impaired loans totaled $3,220,000 and were not subject to specific loan loss allowances.  For the year ended December 31, 2008, the average recorded investment in impaired loans totaled approximately $2,517,000.  Interest income recognized on impaired loans during 2008 totaled $76,000.

At December 31, 2007, impaired loans totaled $1,866,000 and were not subject to specific loan loss allowances.  For the year ended December 31, 2007, the average recorded investment in impaired loans totaled approximately $1,114,000.  No interest income was recognized on impaired loans during the period of impairment.

The following is an analysis of the allowance for loan losses:

	Years Ended December 31,
	2008	2007
	(In Thousands)

Balance, beginning	$1,489	$1,200
Provision charged to operations	411	338
Losses charged to allowance	(35)	(49)

Balance, ending	$1,865	$1,489

Note 9 - Premises and Equipment, Net

	December 31,
	2008	2007
	(In Thousands)

Land	$534	$534
Buildings and improvements	7,234	7,183
Leasehold improvements	736	736
Furnishings and equipment	5,301	4,977

	13,805	13,430
Accumulated depreciation and amortization	(9,440)	(8,901)

	$4,365	$4,529

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 9 - Premises and Equipment, Net (Continued)

On June 29, 2007, the Bank closed on the sale of premises and equipment having an aggregate carrying value of $6,195,000, receiving net proceeds of $25,157,000 (gross proceeds of $25,423,000 less transaction costs of $266,000) and recognizing a net gain of $18,962,000.  The assets sold related to a branch located in New York City and consisted of the following: land of $52,000, air rights of $6,088,000, building of $5,000 and furnishings and equipment of $50,000.  The proceeds received included cash of $9,082,000 and a two-year zero-coupon note with a then present value of $16,341,000.

Note 10 - Accrued Interest Receivable, Net

	December 31,
	2008	2007
	(In Thousands)

Loans	$1,998	$1,456
Securities	8	16
	2,006	1,472
Allowance for uncollected interest	(221)	(132)
	$1,785	$1,340

Note 11 - Goodwill and Intangible Assets

Goodwill and intangible assets at December 31 are summarized as follows (in thousands):

	2008	2007
Goodwill	$1,310	$1,310
Customer relationships intangible	649	710
Total	$1,959	$2,020

Amortization expense of intangible assets was $61,000 and $-0- for the years ended December 31, 2008 and 2007, respectively. Scheduled amortization for each of the next five years and thereafter is as follows (in thousands):

2009	$61
2010	61
2011	61
2012	61
2013	61
Thereafter	344

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 12 - Real Estate Owned (“REO”)

The Company held two properties valued at approximately $832,000 at December 31, 2008. During the year ended December 31, 2008, the Company recorded $369,000 of impairment losses on these properties.  Further declines in real estate values may result in additional impairment charges in the future.  Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expenses during 2008 amounted to $381,000, including net holding expenses of $12,000. The Company did not own any REO at or during the year ended December 31, 2007.

Note 13 - Deposits

	December 31,
	2008		2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)

Demand deposits:
Non-interest bearing	$6,209	0.00%	$1,745	0.00%
NOW and money market	24,595	0.57%	21,839	0.84%
	30,804	0.45%	23,584	0.77%

Savings accounts	56,987	0.68%	57,346	0.73%

Certificates of deposit maturing in:
One year or less	138,934	3.96%	95,341	4.83%
After one to two years	20,331	4.46%	24,531	4.76%
After two to three years	6,645	5.03%	14,412	4.78%
After three to four years	5,907	5.11%	5,099	5.27%
After four to five years	1,822	3.33%	5,665	5.15%

	173,639	4.09%	145,048	4.84%

	$261,430	2.93%	$225,978	3.37%

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 13 – Deposits (Continued)

As of December 31, 2008 and 2007, certificates of deposits over $100,000 totaled $33,061,000 and $26,846,000, respectively.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2008	2007
	(In Thousands)
Demand deposits	$144	$117
Savings accounts	450	415
Certificates of deposit	7,224	5,365

	$7,818	$5,897

Note 14 – Advances from Federal Home Loan Bank of New York (“FHLB”)

	December 31,
	2008		2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)

Advances maturing in:
One year or less	$15,000	2.14%	$-	-%
After one to two years	10,000	3.58%	-	-%
After two to three years	5,000	3.30%	-	-%
After four to five years	10,000	3.70%	-	-%

	$40,000	3.04%	$-	-%

At December 31, 2008, none of the above advances were subject to early call or redemption features.

At December 31, 2008, the advances were secured by a pledge of the Bank’s investment in the capital stock of the FHLB and a blanket assignment of the Bank’s unpledged qualifying mortgage loans.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 15 - Note Payable

In conjunction with the Hayden acquisition on November 16, 2007, the Company incurred a four-year, zero-coupon note payable of $700,000. The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000. The note was initially recorded at $625,000, assuming a 4.60% discount rate. The note payable balance at December 31, 2008 and 2007, was $481,000 and $627,000, respectively, and the note discount accreted during 2008 and 2007 totaled $29,000 and $2,000, respectively.

Note 16 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments.  Retained earnings at December 31, 2008 and 2007, include approximately $4.1 million of such bad debt deductions which, in accordance with SFAS No. 109, “Accounting for Income Taxes,” is considered a permanent difference between the book and income tax basis of loans receivable, and for which income taxes have not been provided.  If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2008	2007
	(In Thousands)
Current tax expense	$3,857	$4,097
Deferred tax expense (benefit)	(2,679)	5,053

Income Tax Expense	$1,178	$9,150

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying normal federal income tax rates to income before taxes:

	Years Ended December 31,
	2008	2007
	(Dollars In Thousands)
Federal income tax at statutory rates	$1,115	$7,238
State and City tax, net of federal income tax effect	172	1,945
Non-taxable income on bank owned life insurance	(131)	(123)
Other	22	90

Income Tax Expense	$1,178	$9,150

Effective Income Tax Rate	35.9%	43.0%

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 16 - Income Taxes (continued)

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2008	2007
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$788	$657
Reserve for uncollected interest	93	-
Unrealized losses on REO	151	-
Depreciation	183	168
Benefit plans	381	223
Accumulated other comprehensive loss - DRP	141	142

Total Deferred Tax Assets	1,737	1,190

Deferred tax liability:
Unrealized gain on securities available for sale	-	18
Goodwill	37	-
Gain on sale of building	2,926	5,179
Other	99	14

Total Deferred Tax Liabilities	3,062	5,211

Net Deferred Tax (Liability)	$(1,325)	$(4,021)

The net deferred tax liability is included in Accounts Payable and Accrued Expenses in the consolidated statements of financial condition.

Note 17 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2008	2007
	(In Thousands)
Service contracts	$212	$205
Insurance	163	165
Audit and accounting	267	214
Directors compensation	287	219
Telephone	165	167
Office supplies and stationary	218	209
Director, officer, and employee expenses	269	235
Legal fees	290	277
Other	668	642
	$2,539	$2,334

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 18 - Benefits Plans

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

	Years Ended December 31,
	2008	2007
	(Dollars In Thousands)

Benefit Obligation – beginning	$476	$358
Service cost	49	43
Interest cost	31	25
Actuarial loss	29	49
Prior service cost	-	1

Benefit Obligation – ending	$585	$476

Funded Status – Accrued liability included in Accounts Payable and Accrued Expenses	$585	$476

Discount rate	6.00%	6.00%
Salary increase rate	2.00%	2.00%

Net pension expense:
Service cost	$49	$43
Interest cost	31	25
Actuarial loss recognized	5	-
Prior service liability recognized	21	21

Total pension expense included in Other Non-Interest Expenses	$106	$89

Discount rate	6.00%	6.00%
Salary increase rate	2.00%	2.00%

At December 31, 2008, prior service cost of $245,000 and actuarial losses of $74,000 have been recorded in Accumulated Other Comprehensive Loss. Approximately $21,000 and $8,000 of those amount are expected to be included in pension expense in 2009.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 18 - Benefits Plans (Continued)

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2009	$-
2010	-
2011	31
2012	63
2013	63
2014 – 2018	451

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

During the years ended December 31, 2008 and 2007, expenses of $142,000 and $135,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits. At December 31, 2008 and 2007, a liability for this plan of $391,000 and $249,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

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

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Company’s initial public stock offering, the Bank established an ESOP for all eligible employees (substantially all full-time employees). The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of Company common stock at $10.00 per share. The loan from the Company carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025. Each year, the Bank intends to make discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loan by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the ESOP loan was $4,638,000 and $4,762,000 at December 31, 2008 and 2007, respectively.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 18 - Benefits Plans (Continued)

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans”, which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense during the years ended December 31, 2008 and 2007, totaled approximately $263,000 and $302,000, respectively.  Dividends on unallocated shares, which totaled approximately $57,000 and $15,000 during 2008 and 2007, respectively,  are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $5,000 and $1,000 during 2008 and 2007, respectively, are charged to retained earnings. ESOP shares are summarized as follows:

ESOP shares are summarized as follows:

	December 31,
	2008	2007
Allocated shares	51,842	25,921
Shares committed to be released	25,921	25,921
Unearned shares	440,657	466,578

Total ESOP Shares	518,420	518,420

Fair value of unearned shares	$3,238,000	$5,520,000

Note 19 - Commitments and Contingencies

Lease Commitments

Rentals under operating leases for certain branch offices and land amounted to $359,000 and $297,000 for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

Year ending December 31,
2009	$341
2010	270
2011	162
2012	64
2013	64
Thereafter	1,241
$2,142

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 19 - Commitments and Contingencies (Continued)

Available Credit Facilities

The Bank has the ability to borrow up to $11.2 million from the Federal Home Loan Bank of New York, consisting of a $5.6 million Overnight Line of Credit and a $5.6 million Companion (DRA) Commitment, both of which expire on July 31, 2008.  At December 31, 2008 and 2007, no amounts were outstanding under these credit facilities.

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

Note 20 - Fair Value Disclosures

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.   The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.   As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.   In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 consolidated financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 20- Fair Value Disclosures (continued)

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is   significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31,2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Securities available for sale	$182	$-	$182	$-

At December 31, 2008, the Company had no financial assets measured at fair value on a nonrecurring basis.

As discussed above, the Company has delayed its disclosure requirements of non-financial assets and liabilities.  Certain real estate owned with write-downs subsequent to foreclosure are carried at fair value at the consolidated statement of financial condition date for which the Company has not yet adopted the provisions of SFAS 157.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007:

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 20- Fair Value Disclosures (continued)

Cash and Cash Equivalents, Certificates of Deposit and Accrued Interest Receivable and Payable

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

For performing loans, fair value is calculated by discounting scheduled future cash flows through estimated maturity using a market rate that reflects the credit and interest-rate risks inherent in the loans.  The discounted value of the cash flows is reduced by a credit risk adjustment based on internal loan classifications.

For non-performing loans, fair value is calculated by first reducing the carrying value by a credit risk adjustment based on internal loan classifications, and then discounting the estimated future cash flows from the remaining carrying value at a market rate.

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are typically included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

FHLB of New York Stock

The carrying amount of the FHLB of New York stock is equal to its fair value, and considers the limited marketability of this security.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand.  Time deposits are segregated by type, size, and remaining maturity.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on rates currently offered in the market.  At December 31, 2008 and 2007, accrued interest payable of $20,000 and $27,000, respectively, is included in deposit liabilities.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 20 - Fair Value Disclosures (Continued)

FHLB of New York Advances

The fair value of the FHLB advances is estimated based on the discounted value of future contractual payments.  The discount rate is equivalent to the estimated rate at which the Bank could currently obtain similar financing.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2008 and 2007, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$36,534	$36,534	$39,146	$39,146
Certificates of deposit	498	498	-	-
Securities available for sale	182	182	320	320
Securities held to maturity	2,078	2,050	2,875	2,890
Loans receivable	363,616	381,444	283,133	286,213
FHLB stock	2,350	2,350	414	414
Accrued interest receivable	1,785	1,785	1,340	1,340

Financial liabilities:
Deposits	261,430	267,168	225,978	228,605
FHLB advances	40,000	42,330	-	-
Note payable	481	481	627	627

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 21 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp (Parent company only) as of December 31, 2008 and 2007 and for the years then ended.

Statements of Financial Condition
	December 31,
	2008	2007
	(In Thousands)
Assets
Cash and due from banks	$25,104	$25,187
Investment in subsidiary	81,312	79,282
ESOP loan receivable	4,638	4,762
Other assets	2	-
Total Assets	$111,056	$109,231
Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$554	$402
Total Liabilities	554	402

Total Stockholders’ Equity	110,502	108,829

Total Liabilities and Stockholders’ Equity	$111,056	$109,231

Statements of Income
	Years Ended December 31,
	2008	2007
	(In Thousands)
Interest income – securities	$-	$402
Interest income – interest- earning deposits	372	780
Interest income – ESOP loan	394	402
Operating expenses	(262)	(276)

Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	504	1,308

Income tax expense	201	522

Income before Equity in Undistributed Earnings of Subsidiary	303	786

Equity in undistributed earnings of subsidiary	1,799	11,351

Net Income	$2,102	$12,137

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 21 - Parent Only Financial Information (Continued)

Statements of Cash Flow
	Years Ended December 31,
	2008	2007
	(In Thousands)

Cash Flows from Operating Activities
Net income	$2,102	$12,137
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,799)	(11,351)
Amortization of securities discount	-	(84)
(Increase) decrease in other assets	(2)	3
Increase (decrease) in other liabilities	151	(2)

Net Cash Provided by Operating Activities	452	703

Cash Flows from Investing Activities
Purchase of securities held to maturity	-	(5,000)
Maturities of securities held to maturity	-	20,000
Repayment of ESOP loan	124	115

Net Cash Provided by Investing Activities	124	15,115

Cash Flows from Financing Activities
Cash dividends paid	(659)	(164)

Net Cash (Used in) Financing Activities	(659)	(164)

Net Increase (Decrease) in Cash and Cash Equivalents	(83)	15,654

Cash and Cash Equivalents - Beginning	25,187	9,533

Cash and Cash Equivalents - Ending	$25,104	$25,187

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 22 - Recent Accounting Pronouncements

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

FSP FAS 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 23 - Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In Thousands, except for per share data)

Interest Income	$5,282	$5,304	$5,563	$5,798
Interest Expense	2,053	2,087	2,209	2,201

Net Interest Income	3,229	3,217	3,354	3,597

Provision for Loan Losses	-	79	147	185

Net Interest Income after Provision for Loan Losses	3,229	3,138	3,207	3,412

Non-Interest Income	428	399	430	537
Non-Interest Expenses	2,772	2,821	2,762	3,145

Income before Income Taxes	885	716	875	804

Income Taxes	357	271	333	217

Net Income	$528	$445	$542	$587
Net Income per common share – Basic	$0.04	$0.03	$0.04	$0.05
Weighted average numbers of common shares outstanding – basic	12,761	12,768	12,775	12,781
Dividends declared per share	$0.03	$0.03	$0.03	$0.03

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 23 - Quarterly Financial Data (Unaudited) (Continued)

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