Form 10-Q
period 2009-03-31
NORTHEAST COMMUNITY BANCORP INC
filed 2009-05-15
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 4, 2009, there were 13,225,000 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
	March 31, 2009	December 31, 2008
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,919	$2,368
Interest-bearing deposits	41,251	34,166
Cash and cash equivalents	44,170	36,534
Certificates of deposit	498	498
Securities available for sale	182	182
Securities held to maturity	2,006	2,078
Loans receivable, net of allowance for loan losses of $1,915 and $1,865, respectively	384,538	363,616
Premises and equipment, net	7,608	4,365
Federal Home Loan Bank of New York stock, at cost	2,800	2,350
Bank owned life insurance	10,188	8,902
Accrued interest receivable	1,857	1,785
Goodwill	1,310	1,310
Intangible assets	634	649
Real estate owned	527	832
Other assets	1,791	1,127

Total assets	$458,109	$424,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$5,516	$6,209
Interest bearing	283,296	255,221
Total deposits	288,812	261,430

Advance payments by borrowers for taxes and insurance	4,643	6,624
Federal Home Loan Bank advances	50,000	40,000
Accounts payable and accrued expenses	3,268	5,191
Note payable	487	481
Total liabilities	347,210	313,726

Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	–	–
Common stock, $0.01 par value; 19,000,000 shares authorized; issued and outstanding: 13,225,000 shares	132	132
Additional paid-in capital	57,542	57,560
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,342)	(4,407)
Retained earnings	57,740	57,399
Accumulated comprehensive loss	(173)	(182)
Total stockholders’ equity	110,899	110,502
Total liabilities and stockholders’ equity	$458,109	$424,228

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
INTEREST INCOME:
Loans	$5,832	$4,928
Interest-earning deposits	31	299
Securities – taxable	42	55
Total Interest Income	5,905	5,282

INTEREST EXPENSE:
Deposits	1,980	1,983
Borrowings	334	70
Total Interest Expense	2,314	2,053
Net Interest Income	3,591	3,229

PROVISION FOR LOAN LOSSES	50	–
Net Interest Income after Provision for Loan Losses	3,541	3,229

NON-INTEREST INCOME:
Other loan fees and service charges	83	91
Impairment loss on securities	(4)	–
Earnings on bank owned life insurance	86	101
Investment advisory fees	168	201
Other	–	35
Total Non-Interest Income	333	428

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,534	1,468
Net occupancy expense	285	276
Equipment	155	144
Outside data processing	198	167
Advertising	66	61
Real estate owned expenses	110	–
Other	679	656
Total Non-Interest Expenses	3,027	2,772
Income before Provision for Income Taxes	847	885

PROVISION FOR INCOME TAXES	341	357
Net Income	$506	$528
Net Income per Common Share – Basic	$.04	$.04
Weighted Average Number of Common Shares Outstanding – Basic	12,787	12,761
Dividends paid per common share	$.03	$.03

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Comprehensive Income

Balance at December 31, 2007	$132	$57,555	$(4,665)	$55,956	$(149)	$108,829
Comprehensive income:
Net income	-	-	-	528	-	528	$528
Unrealized loss on securities available for sale, net of taxes of $6	-	-	-	-	(7)	(7)	(7)
Prior Service Cost and Actuarial Loss– DRP, net of taxes of $2	-	-	-	-	4	4	4
Cash dividend declared ($.03 per share) to minority stockholders	-	-	-	(165)	-	(165)
ESOP shares earned	-	11	64	-	-	75
Total comprehensive income							$525

Balance at March 31, 2008	$132	$57,566	$(4,601)	$56,319	$(152)	$109,264

Balance at December 31, 2008	$132	$57,560	$(4,407)	$57,399	$(182)	$110,502
Comprehensive income:
Net income	-	-	-	506	-	506	$506
Unrealized gain on securities available for sale, net of taxes of $-	-	-	-	-	5	5	5
Prior Service Cost and Actuarial Loss– DRP, net of taxes of $3	-	-	-	-	4	4	4
Cash dividend declared ($.03 per share) to minority stockholders	-	-	-	(165)	-	(165)
ESOP shares earned	-	(18)	65		-	47
Total comprehensive income							$515

Balance at March 31, 2009	$132	$57,542	$(4,342)	$57,740	$(173)	$110,899

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$506	$528
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization of securities premiums and discounts, net	1	1
Provision for loan losses	50	-
Provision for depreciation	154	121
Net (accretion) amortization of deferred loan discounts, fees and costs	(79)	45
Amortization other	21	22
Impairment loss on securities	4	-
Loss on disposal of equipment	3	-
Loss on sale of real estate owned	86	-
Earnings on bank owned life insurance	(86)	(101)
(Increase) in accrued interest receivable	(72)	(110)
(Increase) in other assets	(664)	(358)
(Decrease) in accrued interest payable	(1)	(3)
(Decrease) increase in other accounts payable and accrued expenses	(1,919)	404
ESOP shares earned	47	75
Net Cash (Used in) Provided by Operating Activities	(1,949)	624

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(1,529)	-
Net (increase) in loans	(19,364)	(28,612)
Principal repayments on securities available-for-sale	1	8
Principal repayments on securities held-to-maturity	71	266
Purchase of Federal Home Loan Bank of New York Stock	(450)	(675)
Purchases of premises and equipment	(3,400)	(51)
Proceeds from sale of real estate owned	283	-
Capitalized costs on real estate owned	(64)	-
Purchase of bank owned life insurance	(1,200)	-
Net Cash (Used in) Investing Activities	(25,652)	(29,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	27,383	22,384
Proceeds from FHLB of New York advances	10,000	15,000
(Decrease) increase in advance payments by borrowers for taxes and insurance	(1,981)	1,495
Cash dividends paid to minority stockholders	(165)	(165)
Net Cash Provided by Financing Activities	35,237	38,714
Net Increase in Cash and Cash Equivalents	7,636	10,274
Cash and Cash Equivalents - Beginning	36,534	39,146
Cash and Cash Equivalents - Ending	$44,170	$49,420

SUPPLEMENTARY CASH FLOWS INFORMATION:
Income taxes paid	$2,613	$405
Interest paid	$2,315	$2,056

See Notes to Consolidated Financial Statements

NORTHEAST COMMUNITY BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a Federally-chartered corporation organized as a mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006.  The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly owned subsidiary, New England Commercial Properties, LLC (“NECP”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

NECP, a New York limited liability company, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  As of March 31, 2009, NECP had title to one multi-family property located in Newark, New Jersey.  The Bank accepted a deed-in-lieu of foreclosure and transferred this property to NECP on November 19, 2008.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2008 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the three-month periods ended March 31, 2009 and 2008, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2008 and March 31, 2009, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan.  As of December 31, 2008, the Company had allocated 51,842 shares to participants, and an additional 25,921 shares had been committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

As of March 31, 2009, the Company had allocated 77,763 shares to participants, and an additional 6,480 shares had committed to be released.  The Company recognized compensation expense of $47,000 and $75,000 during the three-month periods ended March 31, 2009 and 2008, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Service cost	$13	$12
Interest cost	9	7
Amortization of Prior Service Cost	5	5
Amortization of actuarial loss	2	1
Total	$29	$25

Effective January 1, 2006, the Bank implemented the DRP.  This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Statements of Financial Accounting Standards Nos. 132 and 158.  The amortization of prior service cost and actuarial loss in the three-month periods ended March 31, 2009 and 2008 is also reflected as a reduction in other comprehensive income during the period.

NOTE 5 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The adoption of No. 157-2 did not have an impact on the amounts recorded in the consolidated financial statements.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at the fair value effective January 1, 2008.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
March 31, 2009	$-	$182	$-	$182
December 31, 2008	-	182	-	182

NOTE 5 – FAIR VALUE MEASUREMENTS (Continued)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS 159 on January 1, 2008 did not have any impact on the Company’s consolidated financial statements.

NOTE 6 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

On June 29, 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Bank received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Bank received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a pocket mortgage on the Property, which is held in escrow by the Bank.  This note is not treated as a loan or extension of credit for purposes of the regulatory limits on loans to one borrower.

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2009, totaled $515,000 and consisted of net income of $506,000 and $9,000 in net other comprehensive income related to securities available for sale (unrealized gain of $5,000 net of income tax effect of $-) and benefit plan amounts (amortization of prior service costs and actuarial gains of $7,000 net of income tax effect of $3,000). Comprehensive income for the three months ended March 31, 2008, totaled $525,000 and consisted of net income of $528,000 and $3,000 in other comprehensive loss related to securities available for sale (unrealized losses of $7,000 net of income tax effect of $6,000) and benefit plan amounts (amortization of prior service costs and actuarial losses of $4,000 net of income tax effect of $2,000).

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

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company has not early adopted this pronouncement and is currently reviewing the effect it will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company has not early adopted this pronouncement and is currently reviewing the effect it will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company has not early adopted this pronouncement and is currently reviewing the effect it will have on its consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENT

On April 24, 2009, the Bank opened its first Massachusetts retail branch office at 87 Elm Street in Danvers. The Bank's second Massachusetts retail branch office, located at 8 North Park Avenue in Plymouth, is scheduled to open May 29, 2009.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision could require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional discussion, see note 1 of the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for 2008.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased by $33.9 million, or 8.0%, to $458.1 million at March 31, 2009 from $424.2 million at December 31, 2008.  The increase in total assets was due to an increase of $20.9 million in loans receivable, net, an increase of $7.6 million in cash and cash equivalents, an increase of $3.2 million in premises and equipment, an increase of $1.3 million in bank owned life insurance, and an increase of $450,000 in Federal Home Loan Bank of New York stock.

Cash and cash equivalents increased by $7.6 million, or 20.9%, to $44.2 million at March 31, 2009, from $36.5 million at December 31, 2008.  The increase in short-term liquidity was primarily the result of an increase of $27.4 million in deposits, an increase of $10.0 million from advances with FHLB of New York, offset by the $20.9 million increase in loans receivable, the $3.2 million increase in premises and equipment, the $1.3 million increase in bank owned life insurance and a decrease of $2.0 million in advance payments by borrowers for taxes and insurance.

Loans receivable, net increased by $20.9 million, or 5.8%, to $384.5 million at March 31, 2009 from $363.6 million at December 31, 2008, due to loan originations of $20.8 million and increases in commercial business loans of $766,000 that exceeded loan repayments of $637,000.

Bank owned life insurance increased by $1.3 million, or 14.4%, to $10.2 million at March 31, 2009 from $8.9 million at December 31, 2008 due primarily to the purchase of $1.2 million in additional bank owned life insurance.

Premises and equipment increased by $3.2 million, or 74.3%, to $7.6 million at March 31, 2009 from $4.4 million at December 31, 2008 due to the purchases of the premises and equipment for, and renovation of, the two new branch offices located in Massachusetts, both of which opened after March 31, 2009.

Real estate owned decreased by $305,000, or 36.7%, to $527,000 at March 31, 2009 from $832,000 at December 31, 2008 due to the sale of a foreclosed multi-family property located in Hampton, New Hampshire that resulted in net proceeds of $283,000 and a loss of $86,000, offset by capitalized costs of $64,000, to renovate a foreclosed multi-family building located in Newark, New Jersey.

Federal Home Loan Bank (“FHLB”) of New York stock increased by $450,000, or 19.1%, to $2.8 million at March 31, 2009, from $2.4 million at December 31, 2008.  The increase was due to increased borrowings from the FHLB in the first quarter of 2009, which required additional purchases of FHLB New York stock.

Advances from the FHLB increased by $10.0 million or 25.0% to $50.0 million at March 31, 2009 from $40.0 million at December 31, 2008.  The increase in borrowings was used to fund loan originations.  During the quarter ended March 31, 2009, the Bank borrowed $10.0 million in fixed rate term advances from the FHLB.  These advances mature during 2011 through 2014 and have an average interest rate of 2.97%.

Deposits increased by $27.4 million, or 10.5%, to $288.8 million at March 31, 2009 from $261.4 million at December 31, 2008.  The increase in deposits was primarily attributable to an effort by the Bank to increase deposits through the offering of competitive interest rates in our retail branches and less reliance on two nationwide certificate of deposit listing services.  As a result, our retail branches attracted $30.9 million in additional deposits that were offset by a decrease of $3.3 million in certificates of deposits obtained through the deposit listing services.

Advance payments by borrowers for taxes and insurance decreased by $2.0 million, or 29.9%, to $4.6 million at March 31, 2009 from $6.6 million at December 31, 2008 due primarily to the semi-annual timing of remittances to municipalities, (typically in June and December.)

Stockholders’ equity increased by $397,000, or 0.4%, to $110.9 million at March 31, 2009, from $110.5 million at December 31, 2008.  This increase was primarily the result of net income of $506,000 and the amortization of $47,000 for the ESOP for the period, partially offset by a cash dividend declared of $165,000.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General. Net income decreased by $22,000, or 4.2%, to $506,000 for the quarter ended March 31, 2009, from $528,000 for the quarter ended March 31, 2008.  The decrease was primarily the result of an increase of $255,000 in non-interest expense, an increase of $50,000 in provision for loan losses and a decrease of $95,000 in non-interest income.  These were offset by an increase of $362,000 in net interest income and a decrease of $16,000 in the provision for income taxes.

Net Interest Income.  Net interest income increased by $362,000, or 11.2%, to $3.6 million for the three months ended March 31, 2009 from $3.2 million for the three months ended March 31, 2008.  The increase in net interest income resulted primarily from the increased average balance of net interest-earning assets of $3.7 million due primarily to increased loan originations, offset by a 5 basis point decrease in our net interest rate spread to 2.71% for the three months ended March 31, 2009 from 2.76% for the three months ended March 31, 2008.  The decrease in the interest rate spread in the first quarter of 2009 compared to the same period in 2008 was due to the yield on our interest-earning assets decreasing to a greater degree that the decrease in the cost of our interest-bearing liabilities.  The yield on our interest-earning assets decreased by 46 basis points to 5.69% for the three months ended March 31, 2009 from 6.15% for the three months ended March 31, 2008.  The cost of our interest-bearing liabilities decreased by 40 basis points to 2.99% for the three months ended March 31, 2009 from 3.39% for the three months ended March 31, 2008.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the decreasing rate environment.

The net interest margin decreased by 30 basis points between these periods from 3.76% for the quarter ended March 31, 2008 to 3.46% for the quarter ended March 31, 2009.  The increase in the net interest income, despite the declines in net interest spread and net interest margin, was due to the increase in net interest-earning assets.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$373,776	$5,832	6.24%	$301,469	$4,928	6.54%
Securities (including FHLB stock)	4,768	42	3.52	3,846	55	5.72
Other interest-earning assets	36,283	31	0.34	38,107	299	3.14
Total interest-earning assets	414,827	5,905	5.69	343,422	5,282	6.15
Allowance for loan losses	(1,866)			(1,489)
Non-interest-earning assets	24,229			19,172
Total assets	$437,190			$361,105

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$25,005	43	0.69	$21,053	39	0.74
Savings and club accounts	57,545	118	0.82	57,294	104	0.73
Certificates of deposit	182,662	1,819	3.98	156,103	1,840	4.71
Total interest-bearing deposits	265,212	1,980	2.99	234,450	1,983	3.38

Borrowings	44,539	334	3.00	7,638	70	3.67
Total interest-bearing liabilities	309,751	2,314	2.99	242,088	2,053	3.39

Noninterest-bearing demand	6,269			2,557
Other liabilities	10,387			7,414
Total liabilities	326,407			252,059

Stockholders’ equity	110,783			109,046
Total liabilities and Stockholders’ equity	$437,190			$361,105
Net interest income		$3,591			$3,229
Interest rate spread			2.71			2.76
Net interest margin			3.46			3.76
Net interest-earning assets	$105,076			$101,334
Interest-earning assets to interest-bearing liabilities	133.92%			141.86%

Total interest income increased by $623,000, or 11.8%, to $5.9 million for the three months ended March 31, 2009, from $5.3 million for the three months ended March 31, 2008.  Interest income on loans increased by $904,000, or 18.3%, to $5.8 million for the three months ended March 31, 2009 from $4.9 million for the three months ended March 31, 2008.  The average balance of the loan portfolio increased by $72.3 million to $373.8 million for the three months ended March 31, 2009 from $301.5 million for the three months ended March 31, 2008 as originations outpaced repayments.  The average yield on loans decreased by 30 basis points to 6.24% for the three months ended March 31, 2009 from 6.54% for the three months ended March 31, 2008.

Interest income on securities decreased by $13,000, or 23.6%, to $42,000 for the three months ended March 31, 2009 from $55,000 for the three months ended March 31, 2008.  The decrease was primarily due to a decrease of 220 basis points in the average yield on securities to 3.52% for the three months ended March 31, 2009 from 5.72% for the three months ended March 31, 2008.  The decline in the yield was due to the decline in interest rates from March 31, 2008 to March 31, 2009.  The decrease in yield was partially offset by an increase of $922,000, or 24.0%, in the average balance of securities to $4.8 million for the three months ended March 31, 2009 from $3.8 million for the three months ended March 31, 2008.  The increase in the average balance was due to an increase in FHLB New York stock.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $268,000, or 89.6%, to $31,000 for the three months ended March 31, 2009 from $299,000 for the three months ended March 31, 2008.  The decrease was primarily the result of a decrease of 280 basis points in the yield to 0.34% for the three months ended March 31, 2009 from 3.14% for the three months ended March 31, 2008 and a decrease of $1.8 million in the average balance of other interest-earning assets to $36.3 million for the three months ended March 31, 2009 from $38.1 million for the three months ended March 31, 2008.  The decline in the yield was due to the decline in interest rates from March 31, 2008 to March 31, 2009.  The decrease in the average balance of other interest-earning assets was due to the redeployment of funds into mortgage loans and commercial loans.

Total interest expense increased by $261,000, or 12.7%, to $2.3 million for the three months ended March 31, 2009 from $2.1 million for the three months ended March 31, 2008.  Interest expense on deposits decreased by $3,000, or 0.2%, to $2.0 million for the three months ended March 31, 2009 from $2.0 million for the three months ended March 31, 2008.  During this same period, the average interest cost of deposits decreased by 40 basis points to 2.99% for the three months ended March 31, 2009 from 3.39% for the three months ended March 31, 2008.

Due to an effort by the Bank to increase deposits through the posting of competitive rates in our retail network, the average balance of certificates of deposits increased by $26.6 million, or 17.0%, to $182.7 million for the three months ended March 31, 2009 from $156.1 million for the three months ended March 31, 2008.  Despite the increase in the average balance of certificates of deposits, interest expense on our certificates of deposits decreased by $21,000, or 1.1%, to $1.82 million for the three months ended March 31, 2009 from $1.84 million for the three months ended March 31, 2008.  This decrease was the result of a decrease in the interest cost of our certificates of deposits of 73 basis points to 3.98% for the three months ended March 31, 2009 from 4.71% for the three months ended March 31, 2008.

Interest expense on our other deposit products increased by $18,000, or 12.6%, to $161,000 for the three months ended March 31, 2009 from $143,000 for the three months ended March 31, 2008.  The increase was due to an increase of 9 basis points in the cost of our savings and holiday club deposits to 0.82% for the three months ended March 31, 2009 from 0.73% for the three months ended March 31, 2008, partially offset by a decrease of 5 basis points in the cost of our interest-bearing demand deposits to 0.69% for the three months ended March 31, 2009 from 0.74% for the three months ended March 31, 2008.  The increase was also due to an increase of $4.0 million, or 18.8%, in the average balance of interest-bearing demand deposits to $25.0 million for the three months ended March 31, 2009 from $21.1 million for the three months ended March 31, 2008 and an increase of $251,000, 0.4%, in the average balance of our savings and holiday club deposits to $57.5 million for the three months ended March 31, 2009 from $57.3 million for the three months ended March 31, 2008.

Interest expense on borrowings increased by $264,000, or 377.1%, to $334,000 for the three months ended March 31, 2009 from $70,000 for the three months ended March 31, 2008.  The increase was primarily due to an increase of $36.9 million, or 483.1%, in the average balance of borrowed money to $44.5 million for the three months ended March 31, 2009 from $7.6 million for the three months ended March 31, 2008.  Interest expense on borrowed money for the three months ended March 31, 2009 comprised of $328,000 in interest expense on an average balance of $44.1 million in FHLB advances and $6,000 in interest expense on an average balance of $483,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $63,000 in interest expense on an average balance of $7.0 million in FHLB advances and $7,000 in interest expense on an average balance of $634,000 on the note incurred in connection with the acquisition of Hayden Financial Group LLC for the three months ended March 31, 2008.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$1,865	$1,489
Provision for loan losses	50	–
Charge-offs	–	–
Recoveries	–	–
Net charge-offs	–	–
Allowance at end of period	$1,915	$1,489

Allowance to nonperforming loans	51.84%	47.77%
Allowance to total loans outstanding at the end of the period	0.50%	0.48%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00%	0.00%

The allowance for loan losses was $1.92 million at March 31, 2009, $1.87 million at December 31, 2008, and $1.49 million at March 31, 2008.  We recorded a provision for loan losses of $50,000 for the three month period ended March 31, 2009.  The primary reason for the provision in the 2009 period was the growth of the Bank’s loan portfolio, and a general weakening in the economy throughout our lending territory.  In this regard, the Bank’s gross loan portfolio grew by $21.0 million, or 5.7%, to $386.5 million at March 31, 2009 from $365.5 million at December 31, 2008.

We did not record any provision for loan losses during the three months ended March 31, 2008.  We did not have any loan charge-offs or recoveries during the three months ended March 31, 2009 and March 31, 2008.

Non-interest Income.  Non-interest income decreased by $95,000, or 22.2%, to $333,000 for the three months ended March 31, 2009 from $428,000 for the three months ended March 31, 2008.  The decrease was due to a $33,000 decrease in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division, a $35,000 decrease in other non-interest income, a $15,000 decrease in earnings on bank owned life insurance, a $8,000 decrease in other loan fees and service charges, and a $4,000 impairment loss on securities.

Non-interest Expense.  Non-interest expense increased by $255,000, or 9.2%, to $3.0 million for the three months ended March 31, 2009 from $2.8 million for the three months ended March 31, 2008.  The increase resulted primarily from increases of $110,000 in real estate owned expenses, $66,000 in salaries and employee benefits, $31,000 in outside data processing expense, $23,000 in other non-interest expense, $11,000 in equipment expense, $9,000 in occupancy expense, and $5,000 in advertising expense.

The real estate owned expense of $110,000 was due to the Bank’s recognition of an $86,000 loss in 2009 on the disposition of a foreclosed multi-family property located in Hampton, New Hampshire and operating expenses of $24,000 in connection with the maintenance and operation of the real estate owned.  The Bank did not have any real estate owned expense during the three months ended March 31, 2008.

Salaries and employee benefits, which represent more than 50% of the Company’s non-interest expense, increased by $66,000, or 4.5%, to $1.53 million in 2009 from $1.47 million in 2008 due to an increase in the number of full time equivalent employees from 85 at March 31, 2008 to 88 at March 31, 2009.  The increase was due to the addition of two employees at Hayden Wealth Management Group and one employee in branch operations.

Outside data processing expense increased by $31,000, or 18.6%, to $198,000 in 2009 from $167,000 in 2008 due to additional services provided in 2009 by the Company’s core data processing vendor.  Equipment expense increased by $11,000, or 7.6%, to $155,000 in 2009 from $144,000 in 2008 due to the upgrade of equipment.  Occupancy expense increased by $9,000, or 3.3%, to $285,000 in 2009 from $276,000 in 2008 due to increases in utility expense and real estate tax expense.  Advertising expense increased by $5,000, or 8.2%, to $66,000 in 2009 from $61,000 in 2008 due to an increased effort to market the Bank’s loan, deposit, and investment products and services.

Other non-interest expense increased by $23,000, or 3.5%, to $679,000 in 2009 from $656,000 in 2008 due mainly to increases of $46,000 in miscellaneous non-interest expenses, $18,000 in audit and accounting fees, and$16,000 in directors, officers and employees expenses.  These increases were partially offset by a decrease of $57,000 in legal fees.

Income Taxes. Income tax expense decreased by $16,000, or 4.5%, to $341,000 for the three months ended March 31, 2009 from $357,000 for the three months ended March 31, 2008.  The decrease resulted primarily from a $38,000 decrease in pre-tax income in 2009 compared to 2008.  The effective tax rate was 40.3% for the three months ended March 31, 2009 as well as for the three months ended March 31, 2008.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.  We had no troubled debt restructurings at the dates presented.

	At March 31, 2009	At December 31, 2008
	(Dollars in thousands)

Non-accrual loans	$3,694	$1,875
Loans past due 90 days or more and accruing	-	-
Total nonaccrual and 90 days or more past due loans	3,694	1,875
Other non-performing loans	-	1,345
Total non-performing loans	3,694	3,220
Real estate owned	527	832
Total non-performing assets	4,221	4,052
Troubled debt restructurings	-	-
Total troubled debt restructurings and non-performing assets	$4,221	$4,052

Total non-performing loans to total loans	0.96%	0.88%
Total non-performing loans to total assets	0.81%	0.76%
Total non-performing assets and troubled debt restructurings to total assets	0.92%	0.96%

At March 31, 2009, we had two non-accrual non-residential mortgage loans totaling $1.6 million.  One of the non-accrual non-residential mortgage loans had an outstanding balance of $845,000 and is secured by an office building located in Mamaroneck, New York.  The other non-accrual non-residential mortgage loan had an outstanding balance of $769,000 and is secured by two gasoline stations and an automobile repair facility located in Putnam and Westchester Counties, New York.

At March 31, 2009, we had three non-accrual multi-family mortgage loans totaling $2.1 million.  One of the non-accrual multi-family mortgage loans had an outstanding balance of $1.2 million and is secured by seven-unit apartment building located in Cambridge, Massachusetts.  Another non-accrual multi-family mortgage loan had an outstanding balance of $656,000 and is secured by a six-unit apartment building located in Brooklyn, New York.  The third non-accrual multi-family mortgage loan had an outstanding balance of $261,000 and is secured by an eleven-unit apartment building located in Elizabeth, New Jersey.

We are in the process of foreclosing on these five properties.  Based on a recent fair value analysis of the properties, the Bank does not expect a loss on the disposition of these properties.

At December 31, 2008, other non-performing loans consisted of two loans which were not 90 days or more delinquent, but where management had serious doubts about the borrowers’ abilities to comply with contractual loan terms.  One of the loans, with an outstanding balance of $181,000 as of December 31, 2008, cured its delinquencies and is current as of March 31, 2009.  The other loan, secured by a seven-unit apartment building located in Cambridge, Massachusetts with an outstanding balance of $1.2 million as of December 31, 2008, was subsequently reclassified as non-accrual and is described above as a non-performing loan as of March 31, 2009.

At March 31, 2009, we had one foreclosed property with a net balance of $527,000 which consisted of a six unit multi-family building located in Newark, New Jersey.  We are renovating this property for purposes of leasing all the units, with the eventual goal of marketing the property for sale when the real estate market has stabilized.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $44.2 million at March 31, 2009 and consist primarily of deposits at other financial institutions and miscellaneous cash items.  Securities classified as available for sale and whose fair value exceeds our cost provide an additional source of liquidity.  Total securities classified as available for sale were $182,000 at March 31, 2009.

At March 31, 2009, we had $27.8 million in loan commitments outstanding, consisting of $14.6 million in unused commercial business lines of credit, $6.7 million of real estate loan commitments, $3.8 million in unused real estate equity lines of credit, $2.5 million in unused loans in process, and $182,000 in consumer lines of credit.  Certificates of deposit due within one year of March 31, 2009 totaled $146.9 million.  This represented 73.5% of certificates of deposit at March 31, 2009.  We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and FHLB advances.  At March 31, 2009, we had the ability to borrow $45.6 million, net of $50.0 million in outstanding advances, from the FHLB of New York.  At March 31, 2009, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2009, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2009 and the year ended December 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$90,072	$(3,440)	(4)%	19.96%	(15	) bp
200	91,407	(2,105)	(2)%	20.05%	(6	) bp
100	92,547	(965)	(1)%	20.10%	(1	) bp
50	93,091	(421)	0%	20.12%	1	bp
0	93,512	-	-	20.11%
(50)	94,017	504	1%	20.11%	0	bp
(100)	94,110	598	1%	20.07%	(4	) bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission Of Matters to a Vote of Security Holders

None

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

Northeast Community Bancorp, Inc.

Date: May 15, 2009	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer