Form 10-Q
period 2009-06-30
NORTHEAST COMMUNITY BANCORP INC
filed 2009-08-13
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 13, 2009, there were 13,225,000 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
	June 30, 2009	December 31, 2008
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$3,836	$2,368
Interest-bearing deposits	73,175	34,166
Cash and cash equivalents	77,011	36,534
Certificates of deposit	15,936	498
Securities available for sale	179	182
Securities held to maturity	1,880	2,078
Loans receivable, net of allowance for loan losses of $2,085 and $1,865, respectively	393,111	363,616
Premises and equipment, net	8,235	4,365
Federal Home Loan Bank of New York stock, at cost	2,952	2,350
Bank owned life insurance	10,301	8,902
Accrued interest receivable	1,934	1,785
Goodwill	1,310	1,310
Intangible assets	619	649
Real estate owned	631	832
Other assets	3,275	1,127
Total assets	$517,374	$424,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$6,352	$6,209
Interest bearing	343,460	255,221
Total deposits	349,812	261,430
Advance payments by borrowers for taxes and insurance	3,166	6,624
Federal Home Loan Bank advances	50,000	40,000
Accounts payable and accrued expenses	3,247	5,191
Note payable	492	481
Total liabilities	406,717	313,726

Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	–	–
Common stock, $0.01 par value; 19,000,000 shares authorized; issued and outstanding: 13,225,000 shares	132	132
Additional paid-in capital	57,532	57,560
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,277)	(4,407)
Retained earnings	57,439	57,399
Accumulated comprehensive loss	(169)	(182)
Total stockholders’ equity	110,657	110,502
Total liabilities and stockholders’ equity	$517,374	$424,228
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans	$6,050	$5,043	$11,882	$9,971
Interest-earning deposits	27	211	58	510
Securities – taxable	58	50	100	105
Total Interest Income	6,135	5,304	12,040	10,586

INTEREST EXPENSE
Deposits	2,247	1,946	4,227	3,929
Borrowings	382	141	716	211
Total Interest Expense	2,629	2,087	4,943	4,140
Net Interest Income	3,506	3,217	7,097	6,446

PROVISION FOR LOAN LOSSES	336	79	386	79
Net Interest Income after Provision for Loan Losses	3,170	3,138	6,711	6,367

NON-INTEREST INCOME
Other loan fees and service charges	77	102	160	193
Impairment loss on securities	-	-	(4)	-
Earnings on bank owned life insurance	113	92	199	193
Investment Advisory Fees	181	202	349	403
Other	3	3	3	38
Total Non-Interest Income	374	399	707	827

NON-INTEREST EXPENSES
Salaries and employee benefits	1,766	1,540	3,300	3,008
Net occupancy expense of premises	374	278	659	554
Equipment	190	127	345	271
Outside data processing	192	168	390	335
Advertising	165	39	231	100
Real estate owned expenses	35	-	145	-
FDIC insurance premiums	216	6	227	12
Other	922	663	1,590	1,313
Total Non-Interest Expenses	3,860	2,821	6,887	5,593
Income (Loss) before Income Taxes	(316)	716	531	1,601

INCOME TAXES (BENEFIT)	(181)	271	160	628
Net (Loss) Income	$(135)	$445	$371	$973
Net (Loss) Income per Common Share – Basic	$(0.01)	$0.03	$0.03	$0.08
Weighted Average Number of Common Shares Outstanding – Basic	12,794	12,768	12,791	12,765
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Comprehensive Income

Balance at December 31, 2007	$132	$57,555	$(4,665)	$55,956	$(149)	$108,829
Comprehensive income:
Net income	-	-	-	973	-	973	$973
Unrealized loss on securities available for sale, net of taxes of $9	-	-	-	-	(12)	(12)	(12)
Prior Service Cost and Actuarial Loss– DRP, net of taxes of $5	-	-	-	-	7	7	7
Cash dividend declared ($.06 per share) to minority stockholders	-	-	-	(329)	-	(329)
ESOP shares earned	-	21	129	-	-	150
Total comprehensive income							$968

Balance at June 30, 2008	$132	$57,576	$(4,536)	$56,600	$(154)	$109,618

Balance at December 31, 2008	$132	$57,560	$(4,407)	$57,399	$(182)	$110,502
Comprehensive income:
Net income	-	-	-	371	-	371	$371
Change in unrealized loss on securities available for sale, net of taxes of $1	-	-	-	-	5	5	5
Prior Service Cost and Actuarial Loss– DRP, net of taxes of $6	-	-	-	-	8	8	8
Cash dividend declared ($.06 per share) to minority stockholders				(331)	-	(331)
ESOP shares earned	-	(28)	130	-	-	102
Total comprehensive income							$384

Balance at June 30, 2009	$132	$57,532	$(4,277)	$57,439	$(169)	$110,657

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$371	$973
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization of securities premiums and discounts, net	1	4
Provision for loan losses	386	79
Provision for depreciation	317	277
Net (accretion) of deferred loan discounts, fees and costs, net	(163)	(475)
Amortization other	41	45
Impairment loss on securities	4	-
Loss on disposal of equipment	3	-
Loss on sale of real estate owned	86	-
Earnings on bank owned life insurance	(199)	(193)
(Increase) in accrued interest receivable	(149)	(217)
(Increase) in other assets	(2,148)	(588)
Increase (decrease) in accrued interest payable	1	(2)
(Decrease) increase in other accounts payable and accrued expenses	(1,938)	328
ESOP shares earned	102	150
Net Cash (Used in) Provided by Operating Activities	(3,285)	381

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans	(1,529)	-
Net (increase) in loans	(28,189)	(41,850)
Principal repayments on securities available for sale	4	65
Principal repayments on securities held to maturity	198	549
Purchases of Federal Home Loan Bank of New York Stock	(602)	(812)
Purchases of premises and equipment	(4,190)	(152)
Purchases of Certificates of Deposit	(15,438)	-
Proceeds from sale of real estate owned	283	-
Capitalized costs on real estate owned	(168)	-
Purchase of bank owned life insurance	(1,200)	-
Net Cash (Used in) Investing Activities	(50,831)	(42,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	88,382	20,311
Proceeds from FHLB of New York advances	10,000	15,000
(Decrease) increase in advance payments by borrowers for taxes and insurance	(3,458)	580
Cash dividends paid to minority stockholders	(331)	(315)
Net Cash Provided by Financing Activities	94,593	35,576
Net Increase (Decrease) in Cash and Cash Equivalents	40,477	(6,243)
Cash and Cash Equivalents - Beginning	36,534	39,146
Cash and Cash Equivalents - Ending	$77,011	$32,903

SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid	$3,862	$484
Interest paid	$4,942	$4,142
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Loan transferred to Real Estate Owned	$-	$693

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

NECP, a New York limited liability company, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  As of June 30, 2009, NECP had title to one multi-family property located in Newark, New Jersey. The Bank accepted a deed-in-lieu of foreclosure and transferred this property to NECP on November 19, 2008.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2008 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.

The Company has evaluated subsequent events through August 13, 2009, the date of issuance of the financial data included herein.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the six-month periods ended June 30, 2009 and 2008, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2008 and June 30, 2009, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan.  As of December 31, 2008, the Company had allocated 51,842 shares to participants, and an additional 25,921 shares had been committed to be released.  As of June 30, 2009, the Company had allocated 77,763 shares to participants, and an additional 12,961 shares had committed to be released.  The Company recognized compensation expense of $54,000 and $75,000 during the three-month periods ended June 30, 2009 and 2008, respectively, and $102,000 and $150,000 during the six-month periods ended June 30, 2009 and 2008, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	(In thousands)
	2009	2008	2009	2008
Service cost	$13	$12	$26	$24
Interest cost	9	7	18	14
Amortization of Prior Service Cost	5	5	10	10
Amortization of actuarial loss	2	1	4	2
Total	$29	$25	$58	$50

Effective January 1, 2006, the Bank implemented the DRP.  This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Statements of Financial Accounting Standards Nos. 132 and 158.  The amortization of prior service cost and actuarial loss in the six-month periods ended June 30, 2009 and 2008 is also reflected as a reduction in other comprehensive income during each period.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Securities available for sale:
FNMA common stock	$-	$-	$-	$-
Mortgage-backed securities	179	-	-	179
Total	$179	$-	$-	$179

Securities held to maturity:
Mortgage-backed securities	$1,826	$22	$4	$1,844
Collateralized mortgage obligations	51	-	1	50
Private pass-through securities	3	-	-	3
Total	$1,880	$22	$5	$1,897

December 31, 2008
Securities available for sale:
FNMA common stock	$4	$-	$3	$1
Mortgage-backed securities	183	-	2	181
Total	$187	$-	$5	$182

Securities held to maturity:
Mortgage-backed securities	$2,017	$6	$32	$1,991
Collateralized mortgage obligations	57	-	1	56
Private pass-through securities	4	-	1	3
Total	$2,078	$6	$34	$2,050

The age of unrealized losses and the fair value of related securities available for sale and held to maturity were as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

June 30, 2009
Mortgage-backed securities	$-	$-	$628	$4	$628	$4
Collateralized mortgage obligations	-	-	50	1	50	1
	$-	$-	$678	$5	$678	$5

December 31, 2008
FNMA common stock	$1	$3	$-	$-	$1	$3
Mortgage backed securities	125	2	1,656	34	1,781	36
	$126	$5	$1,656	$34	$1,782	$39

NOTE 5 – INVESTMENTS (Continued)

At June 30, 2009, 24 mortgage-backed securities and 3 collateralized mortgage obligations had unrealized losses.  Management concluded that the unrealized losses reflected above for these securities were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, as the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market recovery, these investments are not considered to be other-then-temporarily impaired.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
June 30, 2009	$-	$179	$-	$179
December 31, 2008	-	182	-	182

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans:
June 30, 2009	$-	$-	$1,448	$1,448
December 31, 2008	-	-	-	-

Impaired loans at June 30, 2009, included two loans having an aggregate principal balance of $1,614,000 and which were subject to charge-offs during the quarter ended June 30, 2009, aggregating $166,000.

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008.

Cash and Cash Equivalents, Certificates of Deposit and Accrued Interest Receivable and Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For available for sale and held to maturity securities, fair values are based on level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S.  Treasury yield curve, live trading levels, trade execution data, markets consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

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

Certain loan types, such as commercial loans and loans to individuals, are further segmented by maturity and type of collateral.

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

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

FHLB of New York Stock

The carrying amount of FHLB of New York stock is equal to its fair value and considers the limited marketability of this security.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand.  Time deposits are segregated by type, size, and remaining maturity.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on rates currently offered in the market.  At June 30, 2009 and December 31, 2008, accrued interest payable of $21,000 and $20,000, respectively, is included in deposit liabilities.

FHLB of New York Advances and Note Payable

The fair value of FHLB advances and note payable are estimated based on the discounted value of future contractual payments.  The discount rate is equivalent to the estimated rate at which the Bank could currently obtain similar financing.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2009 and December 31, 2008, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$77,011	$77,011	$36,534	$36,534
Certificates of deposit	15,936	15,936	498	498
Securities available for sale	179	179	182	182
Securities held to maturity	1,880	1,897	2,078	2,050
Loans receivable	393,111	404,294	363,616	381,444
FHLB stock	2,952	2,952	2,350	2,350
Accrued interest receivable	1,934	1,934	1,785	1,785

Financial liabilities:
Deposits	349,812	358,311	261,430	267,168
FHLB advances	50,000	51,818	40,000	42,330
Note payable	492	492	481	481

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 7 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

On June 29, 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Bank received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Bank received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  On July 29, 2009, prior to the due date, the $10.9 million Combined Note was extended to January 31, 2010.  The amount due on such date includes interest and expenses.  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a first mortgage on the Property.  This note is not treated as a loan or extension of credit for purposes of the regulatory limits on loans to one borrower.

NOTE 8 – COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net (loss) income	$(135)	$445	$371	$973
Other comprehensive income (loss): Gross unrealized holding gain (loss) on securities available for sale, net of income tax (benefit), of $-, $3, $(1), and $9, respectively.	-	(5)	5	(12)
Benefit plan amounts (amortization of prior service costs and actuarial gains, net of incometax effect of $3, $2, $6, and $5, respectively).	4	3	8	7
Other comprehensive income (loss)	4	(2)	13	(5)
Comprehensive income (loss)	$(131)	$443	$384	$968

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The implementation of this pronouncement, effective January 1, 2009, had no impact on the Company’s consolidated financial statements.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this pronouncement, effective April 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this pronouncement, effective April 1, 2009, did not have an impact on the Company’s consolidated financial statements.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this pronouncement, effective April 1, 2009, did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our consolidated financial position or results of operations.

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of this standard to have an impact on our consolidated financial position or results of operations.

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

Second Quarter Performance Highlights

Several one-time and extraordinary items contributed to the Company recording a loss for the second quarter of 2009 of $135,000, its first quarterly loss in 13 years.  In particular, non-interest expenses increased $1.0 million to $3.9 million for the second quarter primarily as a result of our branch expansion plans.  During the quarter, the Company opened two full service branches in Danvers and Plymouth, Massachusetts.  Expenses related to staffing, marketing and furnishing these branches contributed significantly to the net loss for the quarter.

Our second quarter 2009 earnings were further reduced by an FDIC special assessment, which increased our non-interest expenses by $210,000 from the 2008 second quarter.  The special assessment was imposed by the FDIC in order to cover the losses of the Deposit Insurance Fund that were incurred from failed financial institutions as well as anticipated future losses.

Our 2009 second quarter performance was positively impacted by a $289,000, 8.9% increase in net interest income to $3.5 million resulting primarily from increases in average balances of our loans, securities and other interest earning assets.  The benefit of the rise in net interest income was reduced by a $336,000 provision for loan losses, which exceeded the year-earlier level by $257,000 due to the continuing decline in the local real estate markets and an increase in non-accrual loans to $5.0 million at June 30, 2009 from $1.9 million at December 31, 2008.  Reflecting the impact of the recession on certain of our borrowers, net charge-offs rose to $166,000 during the quarter from $0 in the year-earlier three months.  The increase was due to charge-offs on two non-performing non-residential mortgage loans totaling $1.5 million.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased by $93.2 million, or 22.0%, to $517.4 million at June 30, 2009 from $424.2 million at December 31, 2008.  The increase in total assets was primarily due to increases of $40.5 million in cash and cash equivalents, $29.5 million in loans receivable, net, $15.4 million in certificates of deposits at other financial institutions, $3.9 million in premises and equipment, $2.1 million in other assets, and $1.4 million in bank owned life insurance.  These increases were funded by increases of $88.4 million in deposits and $10.0 million in FHLB of New York advances, partially offset by a decrease of $3.5 million in advance payments by borrowers for taxes and insurance.

Cash and cash equivalents increased by $40.5 million, or 110.8%, to $77.0 million at June 30, 2009, from $36.5 million at December 31, 2008.  In addition, certificates of deposits at other financial institutions increased by $15.4 million, or 3,100.0%, to $15.9 million at June 30, 2009, from $498,000 at December 31, 2008.  The increase in short-term liquidity was primarily the result of deposit growth outpacing loan demand.  The Company expects that balances of cash and cash equivalents and certificates of deposit will decrease over time primarily through the shrinkage in the national CD market certificates of deposit program.

Loans receivable, net, increased by $29.5 million, or 8.1%, to $393.1 million at June 30, 2009 from $363.6 million at December 31, 2008, due to loan originations and purchases aggregating $35.4 million and increases in commercial business loans of $805,000 that exceeded loan repayments of $8.5 million.

Bank owned life insurance increased by $1.4 million, or 15.7%, to $10.3 million at June 30, 2009 from $8.9 million at December 31, 2008 due primarily to the additional purchase of $1.2 million of bank owned life insurance.

Premises and equipment increased by $3.9 million, or 88.7%, to $8.2 million at June 30, 2009 from $4.4 million at December 31, 2008 due to the purchases of the premises and equipment for, and renovation of, the two new branch offices located in Massachusetts, both of which opened in the second quarter of 2009.

Real estate owned decreased by $201,000, or 24.2%, to $631,000 at June 30, 2009 from $832,000 at December 31, 2008 due to the sale of a foreclosed multi-family property located in Hampton, New Hampshire that resulted in net proceeds of $283,000 and a loss of $86,000.  The decrease in real estate owned was partially offset by capitalized cost of $168,000 to renovate a foreclosed multi-family building located in Newark, New Jersey.

Other assets increased by $2.1 million to $3.3 million at June 30, 2009 from $1.1 million at December 31, 2008 due primarily to an increase in current tax assets.

Advances from the FHLB increased by $10.0 million or 25.0% to $50.0 million at June 30, 2009 from $40.0 million at December 31, 2008.  The increase in borrowings occurred during the first quarter of 2009 and was used to fund loan originations.  The Bank did not incur any new borrowings during the quarter ended June 30, 2009.

Deposits increased by $88.4 million, or 33.8%, to $349.8 million at June 30, 2009 from $261.4 million at December 31, 2008.  The increase in deposits was primarily attributable to an effort by the Bank to increase deposits through the opening of two new branch offices in Massachusetts during the second quarter of 2009 and the offering of competitive interest rates in our retail branches.  During this period, the Bank decreased its reliance on two nationwide certificate of deposit listing services.  As a result, our retail branches attracted $98.9 million in additional deposits that were offset by a decrease of $10.5 million in certificates of deposits obtained through the deposit listing services.

Advance payments by borrowers for taxes and insurance decreased by $3.5 million, or 52.2%, to $3.2 million at June 30, 2009 from $6.6 million at December 31, 2008 due primarily to an unusual remittance delay at December 31, 2008 that was resolved in January 2009.

Stockholders’ equity increased by $155,000, or 0.1%, to $110.7 million at June 30, 2009, from $110.5 million at December 31, 2008.  This increase was primarily the result of net income of $371,000 and the amortization of $102,000 for ESOP shares earned the period, partially offset by a cash dividends declared of $331,000.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General. Net income decreased by $580,000, or 130.3%, resulting in a net loss of $135,000 for the quarter ended June 30, 2009, from net income of $445,000 for the quarter ended June 30, 2008.  The decrease was primarily the result of increases in additional non-interest expenses associated with the opening of two new branch locations in Massachusetts, the provision for loan losses and FDIC deposit insurance premiums, including a special assessment as of June 30, 2009.  These increases were partially offset by an increase in net interest income and a decrease in the provision for income taxes.

Net Interest Income.  Net interest income increased by $289,000, or 9.0%, to $3.5 million for the three months ended June 30, 2009 from $3.2 million for the three months ended June 30, 2008.  The increase in net interest income resulted primarily from an increase in interest income due primarily to increased loan originations that exceeded an increase in interest expense resulting from increased certificates of deposit and borrowings.  The increase in net interest income was partially offset by a decrease of $7.1 million in average net interest-earning assets.

The net interest spread decreased by 16 basis points to 2.42% for the three months ended June 30, 2009 from 2.58% for the three months ended June 30, 2008.  The decrease in the interest rate spread in the second quarter of 2009 compared to the same period in 2008 was due to the yield on our interest-earning assets decreasing more than a corresponding decrease in the cost of our interest-bearing liabilities.  The yield on our interest-bearing assets decreased by 45 basis points to 5.36% for the three months ended June 30, 2009 from 5.81% for the three months ended June 30, 2008.  The cost of our interest-bearing liabilities decreased by 29 basis points to 2.94% for the three months ended June 30, 2009 from 3.23% for the three months ended June 30, 2008.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the decreasing interest rate environment.

The net interest margin decreased by 46 basis points between these periods from 3.52% for the quarter ended June 30, 2008 to 3.06% for the quarter ended June 30, 2009.  The increase in the net interest income, despite the declines in net interest spread and net interest margin, was due to an increase in loan volume.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$389,627	$6,050	6.21%	$318,364	$5,043	6.34%
Securities (including FHLB stock)	5,090	58	4.56	3,951	50	5.06
Other interest-earning assets	62,950	27	0.17	43,095	211	1.96
Total interest-earning assets	457,667	6,135	5.36	365,410	5,304	5.81
Allowance for loan losses	(1,919)			(1,489)
Non-interest-earning assets	29,313			20,439
Total assets	$485,061			$384,360

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$27,066	$62	0.92%	$22,173	$32	0.58%
Savings and club accounts	59,020	120	0.81	58,469	112	0.77
Certificates of deposit	221,501	2,065	3.73	162,456	1,802	4.44
Total interest-bearing deposits	307,587	2,247	2.92	243,098	1,946	3.20

Borrowings	50,489	382	3.03	15,637	141	3.61
Total interest-bearing liabilities	358,076	2,629	2.94	258,735	2,087	3.23

Noninterest-bearing demand	6,503			4,283
Other liabilities	9,529			11,899
Total liabilities	374,108			274,917

Stockholders’ equity	110,953			109,443
Total liabilities and Stockholders’ equity	$485,061			$384,360
Net interest income		$3,506			$3,217
Interest rate spread			2.42%			2.58%
Net interest margin			3.06%			3.52%
Net interest-earning assets	$99,591			$106,675
Interest-earning assets to interest-bearing liabilities	127.81%			141.23%

Total interest income increased by $831,000, or 15.7%, to $6.1 million for the three months ended June 30, 2009, from $5.3 million for the three months ended June 30, 2008.  Interest income on loans increased by $1.0 million, or 20.0%, to $6.0 million for the three months ended June 30, 2009 from $5.0 million for the three months ended June 30, 2008.  The average balance of the loan portfolio increased by $71.3 million to $389.6 million for the three months ended June 30, 2009 from $318.4 million for the three months ended June 30, 2008 as originations outpaced repayments.  The average yield on loans decreased by 13 basis points to 6.21% for the three months ended June 30, 2009 from 6.34% for the three months ended June 30, 2008.

Interest income on securities increased by $8,000, or 16.0%, to $58,000 for the three months ended June 30, 2009 from $50,000 for the three months ended June 30, 2008.  The increase was primarily due to an increase of $1.1 million, or 28.8%, in the average balance of securities to $5.1 million for the three months ended June 30, 2009 from $4.0 million for the three months ended June 30, 2008.  The increase in the average balance was due to an increase in FHLB New York stock.  The increase in the average balance was offset by a decrease of 50 basis points in the average yield on securities to 4.56% for the three months ended June 30, 2009 from 5.06% for the three months ended June 30, 2008.  The decline in the yield was due to the decline in interest rates from June 30, 2008 to June 30, 2009.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $184,000, or 87.2%, to $27,000 for the three months ended June 30, 2009 from $211,000 for the three months ended June 30, 2008.  The decrease was primarily the result of a decrease of 179 basis points in the yield to 0.17% for the three months ended June 30, 2009 from 1.96% for the three months ended June 30, 2008, offset by an increase of $19.9 million, or 46.1%, in the average balance of other interest-earning assets to $63.0 million for the three months ended June 30, 2009 from $43.1 million for the three months ended June 30, 2008.  The decline in the yield was due to the decline in interest rates from June 30, 2008 to June 30, 2009.  The increase in the average balance of other interest-earning assets was due to the increase in cash and cash equivalents and certificates of deposit.

Total interest expense increased by $542,000, or 26.0%, to $2.6 million for the three months ended June 30, 2009 from $2.1 million for the three months ended June 30, 2008.  Interest expense on deposits increased by $301,000, or 15.5%, to $2.2 million for the three months ended June 30, 2009 from $1.9 million for the three months ended June 30, 2008.  During this same period, the average cost of deposits decreased by 28 basis points to 2.92% for the three months ended June 30, 2009 from 3.20% for the three months ended June 30, 2008.

Due to an effort by the Bank to increase deposits through the opening of two new branch offices in Massachusetts during the second quarter of 2009, the offering of competitive interest rates in our retail branches, and less reliance on two nationwide certificate of deposit listing services, the average balance of certificates of deposits increased by $59.0 million, or 36.4%, to $221.5 million for the three months ended June 30, 2009 from $162.5 million for the three months ended June 30, 2008.  Concurrent with the increase in the average balance of certificates of deposits, interest expense on our certificates of deposits increased by $263,000, or 14.6%, to $2.1 million for the three months ended June 30, 2009 from $1.8 million for the three months ended June 30, 2008.  The increase in the average balance of certificates of deposits was offset by a decrease in the average cost of our certificates of deposits of 71 basis points to 3.73% for the three months ended June 30, 2009 from 4.44% for the three months ended June 30, 2008.

Interest expense on our other deposit products increased by $38,000, or 26.4%, to $182,000 for the three months ended June 30, 2009 from $144,000 for the three months ended June 30, 2008.  The increase was due to an increase of 4 basis points in the cost of our savings and holiday club deposits to 0.81% for the three months ended June 30, 2009 from 0.77% for the three months ended June 30, 2008 and an increase of 34 basis points in the cost of our interest-bearing demand deposits to 0.92% for the three months ended June 30, 2009 from 0.58% for the three months ended June 30, 2008.  The increase in interest expense was also due to an increase of $4.9 million, or 22.1%, in the average balance of interest-bearing demand deposits to $27.1 million for the three months ended June 30, 2009 from $22.2 million for the three months ended June 30, 2008 and an increase of $551,000, or 0.9%, in the average balance of our savings and holiday club deposits to $59.0 million for the three months ended June 30, 2009 from $58.5 million for the three months ended June 30, 2008.

Interest expense on borrowings increased by $241,000, or 170.9%, to $382,000 for the three months ended June 30, 2009 from $141,000 for the three months ended June 30, 2008.  The increase was primarily due to an increase of $34.9 million, or 222.9%, in the average balance of borrowed money to $50.5 million for the three months ended June 30, 2009 from $15.6 million for the three months ended June 30, 2008.  Interest expense on borrowed money for the three months ended June 30, 2009 was comprised of $377,000 in interest expense on an average balance of $50.0 million in FHLB advances and $5,000 in interest expense on an average balance of $489,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $133,000 on an average balance of $15.0 million in FHLB advances and $8,000 in interest expense on an average balance of $637,000 on the Hayden acquisition note for the three months ended June 30, 2008.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$1,915	$1,489
Provision for loan losses	336	79
Charge-offs	166	–
Recoveries	–	–
Net charge-offs	166	–
Allowance at end of period	$2,085	$1,568

Allowance to nonperforming loans	39.77%	57.82%
Allowance to total loans outstanding at the end of the period	0.53%	0.48%
Net charge-offs to average loans outstanding during the period (annualized)	0.09%	0.00%

The allowance for loan losses was $2.09 million at June 30, 2009, $1.87 million at December 31, 2008, and $1.57 million at June 30, 2008.  We recorded provisions for loan losses of $336,000 and $79,000 for the three-month periods ended June 30, 2009 and 2008.  The primary reason for the increased provision during the first half of 2009 was the continued deterioration of the national and local economies and the deterioration in local real estate markets.  Recognizing this deterioration, the Bank slowed loan growth during the first half of the year leading to a modest increase in the total loan portfolio of $8.7 million or 2.3% to $395.2 million at June 30, 2009 from $386.5 million at March 31, 2009.  During the three months ended June 30, 2009 we also charged-off $166,000 against two non-performing non-residential mortgage loans totalling $1.5 million.  We did not have any recoveries during the three months ended June 30, 2009.

We did not record any loan charge-offs or recoveries during the three months ended June 30, 2008.

Non-interest Income.  Non-interest income decreased by $25,000, or 6.3%, to $374,000 for the three months ended June 30, 2009 from $399,000 for the three months ended June 30, 2008.  The decrease was primarily due to a $25,000 decrease in other loan fees and service charges and a $21,000 decrease in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division, offset by a $21,000 increase in earnings on bank owned life insurance.

Non-interest Expense.  Non-interest expense increased by $1.1 million, or 36.8%, to $3.9 million for the three months ended June 30, 2009 from $2.8 million for the three months ended June 30, 2008.  The increase resulted primarily from increases relating to the opening of two new branch locations in Massachusetts and FDIC deposit insurance premiums.  Specifically, the Company recorded increases of $259,000 in other non-interest expense, $226,000 in salaries and employee benefits, $210,000 in FDIC insurance expense, $126,000 in advertising expense, $96,000 in occupancy expense, $63,000 in equipment expense, $35,000 in real estate owned expenses, and $24,000 in outside data processing expense.

Other non-interest expense increased by $259,000, or 39.1%, to $922,000 in 2009 from $663,000 in 2008 due mainly to increases of $230,000 in expenses related to the opening of two branch offices in Massachusetts during the second quarter of 2009, and $22,000 in telephone expense.

Salaries and employee benefits, which represented 45.8% of the Company’s non-interest expense during the quarter ended June 30, 2009, increased by $226,000, or 14.7%, to $1.77 million in 2009 from $1.54 million in 2008 due to normal salary increases and an increase in the number of full time equivalent employees from 86 at June 30, 2008 to 90 at June 30, 2009.  The increase was due to the addition of one employee at Hayden Wealth Management Group and seven employees at the two new branch offices in Massachusetts, offset by a reduction of four employees at branch offices in the New York area.

FDIC insurance expense increased by $210,000 to $216,000 in 2009 from $6,000 in 2008 due to increased deposit insurance rates in the current period and special assessment of $205,000 incurred as of June 30, 2009.

Advertising expense increased by $126,000, or 323.1%, to $165,000 in 2009 from $39,000 in 2008 due to a marketing campaign in connection with the opening of the two new branch offices in Massachusetts and an increased effort to market the Bank’s deposit and investment products and services.

Occupancy expense increased by $96,000, or 34.5%, to $374,000 in 2009 from $278,000 in 2008 due to the addition of two new branch offices in Massachusetts and increases in utility expense and real estate tax expense.  Equipment expense increased by $63,000, or 49.6%, to $190,000 in 2009 from $127,000 in 2008 due to the addition of our two new branch offices and the upgrade of equipment.

Real estate owned expense of $35,000 was due to operating expenses in connection with the maintenance and operation of a foreclosed property located in Newark, New Jersey.  The Bank did not have any real estate owned expense during the three months ended June 30, 2008.

Outside data processing expense increased by $24,000, or 14.3%, to $192,000 in 2009 from $168,000 in 2008 due to the addition of two new branch offices in Massachusetts and additional services provided in 2009 by the Company’s core data processing vendor.

Income Taxes. Income tax expense decreased by $452,000, or 166.8%, to a benefit of $181,000 for the three months ended June 30, 2009 from an expense of $271,000 for the three months ended June 30, 2008.  The decrease resulted primarily from a $1.0 million decrease in pre-tax income in 2009 compared to 2008.  The effective tax rate was a benefit of 57.3% for the three months ended June 30, 2009 and 37.8% for the three months ended June 30, 2008.

Comparison of Operating Results For The Six Months Ended June 30, 2009 and 2008

General.  Net income decreased by $602,000, or 61.9%, to $371,000 for the six months ended June 30, 2009 from $973,000 for the six months ended June 30, 2008.  The decrease was the primarily result of increases in additional non-interest expenses associated with the opening of two new branch locations in Massachusetts, the provision for loan losses and FDIC deposit insurance premiums, including a special assessment as of June 30, 2009.  These increases were partially offset by an increase in net interest income and a decrease in the provision for income taxes.

Net Interest Income.  Net interest income increased by $651,000, or 10.1%, to $7.1 million for the six months ended June 30, 2009 from $6.4 million for the six months ended June 30, 2008.  The increase in net interest income resulted primarily from an increase in interest income due primarily to increased loan originations that exceeded an increase in interest expense resulting from increased certificates of deposit and borrowings.  The increase in net interest income was partially offset by a decrease of $1.7 million in average net interest-earning assets.

The net interest spread decreased by 10 basis points to 2.56% for the six months ended June 30, 2009 from 2.66% for the six months ended June 30, 2008.  The decrease in the interest rate spread in 2009 compared to the same period in 2008 was due to the yield on our interest-earning assets decreasing more than the corresponding decrease in the cost of our interest-bearing liabilities.  The yield on our interest-bearing assets decreased by 45 basis points to 5.52% for the six months ended June 30, 2009 from 5.97% for the six months ended June 30, 2008.  The cost of our interest-bearing liabilities decreased by 35 basis points to 2.96% for the six months ended June 30, 2009 from 3.31% for the six months ended June 30, 2008.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the decreasing interest rate environment.

The net interest margin decreased by 39 basis points between these periods from 3.64% for the six months ended June 30, 2008 to 3.25% for the six months ended June 30, 2009.  The increase in the net interest income, despite the declines in net interest spread and net interest margin, was due to increased loan volume.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$381,745	$11,882	6.23%	$309,963	$9,971	6.43%
Securities	4,929	100	4.06	3,898	105	5.39
Other interest-earning assets	49,690	58	0.23	40,615	510	2.51
Total interest-earning assets	436,364	12,040	5.52	354,476	10,586	5.97
Allowance for loan losses	(1,892)			(1,489)
Non-interest-earning assets	26,276			19,738
Total assets	$460,748			$372,725

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$26,041	$105	0.81%	$21,616	$71	0.66%
Savings and club accounts	58,301	238	0.82	57,885	215	0.74
Certificates of deposit	202,189	3,884	3.84	159,297	3,643	4.57
Total interest-bearing deposits	286,531	4,227	2.95	238,798	3,929	3.29

Borrowings	47,530	716	3.01	11,660	211	3.62
Total interest-bearing liabilities	334,061	4,943	2.96	250,458	4,140	3.31

Noninterest-bearing demand	6,372
Other liabilities	9,446			9,598
Total liabilities	349,879			263,481

Stockholders’ equity	110,869			109,244
Total liabilities and Stockholders’ equity	$460,748			$372,705
Net interest income		$7,097			$6,446
Interest rate spread			2.56%			2.66%
Net interest margin			3.25%			3.64%
Net interest-earning assets	$102,303			$104,018
Average interest-earning assets to average interest-bearing liabilities	130.62%			141.53%

Total interest income increased by $1.5 million, or 13.7%, to $12.0 million for the six months ended June 30, 2009, from $10.6 million for the six months ended June 30, 2008.  Interest income on loans increased by $1.9 million, or 19.2%, to $11.9 million for the six months ended June 30, 2009 from $10.0 million for the six months ended June 30, 2008.  The average balance of the loan portfolio increased by $71.8 million to $381.7 million for the six months ended June 30, 2009 from $310.0 million for the six months ended June 30, 2008 as originations outpaced repayments.  The average yield on loans decreased by 20 basis points to 6.23% for the six months ended June 30, 2009 from 6.43% for the six months ended June 30, 2008.

Interest income on securities decreased by $5,000, or 4.8%, to $100,000 for the six months ended June 30, 2009 from $105,000 for the six months ended June 30, 2008.  The decrease was primarily due to a decrease of 133 basis points in the average yield on securities to 4.06% for the six months ended June 30, 2009 from 5.39% for the six months ended June 30, 2008.  The decline in the yield was due to the decline in interest rates from June 30, 2008 to June 30, 2009.  This decrease was partially offset by an increase of $1.0 million, or 26.4%, in the average balance of securities to $4.9 million for the six months ended June 30, 2009 from $3.9 million for the six months ended June 30, 2008.  The increase in the average balance was due to an increase in FHLB New York stock.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $452,000, or 88.6%, to $58,000 for the six months ended June 30, 2009 from $510,000 for the six months ended June 30, 2008.  The decrease was primarily the result of a decrease of 228 basis points in the yield to 0.23% for the six months ended June 30, 2009 from 2.51% for the six months ended June 30, 2008, offset by an increase of $9.1 million, or 22.3%, in the average balance of other interest-earning assets to $49.7 million for the six months ended June 30, 2009 from $40.6 million for the six months ended June 30, 2008.  The decline in the yield was due to the decline in interest rates from June 30, 2008 to June 30, 2009.  The increase in the average balance of other interest-earning assets was due to increased levels of cash and cash equivalents and certificates of deposit.

Total interest expense increased by $803,000, or 19.4%, to $4.9 million for the six months ended June 30, 2009 from $4.1 million for the six months ended June 30, 2008.  Interest expense on deposits increased by $298,000, or 7.6%, to $4.2 million for the six months ended June 30, 2009 from $3.9 million for the six months ended June 30, 2008.  During this same period, the average interest cost of deposits decreased by 34 basis points to 2.95% for the six months ended June 30, 2009 from 3.29% for the six months ended June 30, 2008.

Due to an effort by the Bank to increase deposits through the opening of two new branch offices in Massachusetts during the second quarter of 2009, the offering of competitive interest rates in our retail branches, and less reliance on two nationwide certificate of deposit listing, the average balance of certificates of deposits increased by $42.9 million, or 26.9%, to $202.2 million for the six months ended June 30, 2009 from $159.3 million for the six months ended June 30, 2008.  Concurrent with the increase in the average balance of certificates of deposit, interest expense on our certificates of deposit increased by $241,000, or 6.6%, to $3.9 million for the six months ended June 30, 2009 from $3.6 million for the six months ended June 30, 2008.  The increase in the average balance of certificates of deposit was offset by a decrease in the average cost of our certificates of deposit by 73 basis points to 3.84% for the six months ended June 30, 2009 from 4.57% for the six months ended June 30, 2008.

Interest expense on our other deposit products increased by $57,000, or 19.9%, to $343,000 for the six months ended June 30, 2009 from $286,000 for the six months ended June 30, 2008.  The increase was due to an increase of 8 basis points in the cost of our savings and holiday club deposits to 0.82% for the six months ended June 30, 2009 from 0.74% for the six months ended June 30, 2008 and an increase of 15 basis points in the cost of our interest-bearing demand deposits to 0.81% for the six months ended June 30, 2009 from 0.66% for the six months ended June 30, 2008.  The increase in interest expense was also due to an increase of $4.4 million, or 20.5%, in the average balance of interest-bearing demand deposits to $26.0 million for the six months ended June 30, 2009 from $21.6 million for the six months ended June 30, 2008 and an increase of $416,000, or 0.7%, in the average balance of our savings and holiday club deposits to $58.3 million for the six months ended June 30, 2009 from $57.9 million for the six months ended June 30, 2008.

Interest expense on borrowings increased by $505,000, or 239.3%, to $716,000 for the six months ended June 30, 2009 from $211,000 for the six months ended June 30, 2008.  The increase was primarily due to an increase of $35.9 million, or 307.6%, in the average balance of borrowed money to $47.5 million for the six months ended June 30, 2009 from $11.7 million for the six months ended June 30, 2008.  Interest expense on borrowed money for the six months ended June 30, 2009 was comprised of $705,000 in interest expense on an average balance of $47.0 million in FHLB advances and $11,000 in interest expense on an average balance of $486,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $196,000 on an average balance of $11.0 million in FHLB advances and $15,000 in interest expense on an average balance of $634,000 on Hayden the acquisition note during the six months ended June 30, 2008.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$1,865	$1,489
Provision for loan losses	386	79
Charge-offs	166	–
Recoveries	–	–
Net charge-offs	166	–
Allowance at end of period	$2,085	$1,568

We recorded provisions for loan losses of $386,000 and $79,000 for the six-month periods ended June 30, 2009 and 2008.  During the six months ended June 30, 2009 we also charged-off $166,000 against two non-performing non-residential mortgage loans totalling $1.5 million.  We did not have any recoveries during the six months ended June 30, 2009 and 2008.

Non-interest Income.  Non-interest income decreased by $120,000, or 14.5%, to $707,000 for the six months ended June 30, 2009 from $827,000 for the six months ended June 30, 2008.  The decrease was primarily due to decreases of $54,000 in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division, $35,000 in other non-interest income, and $33,000 in other loan fees and service charges.

Non-interest Expense.  Non-interest expense increased by $1.3 million, or 23.1%, to $6.9 million for the six months ended June 30, 2009 from $5.6 million for the six months ended June 30, 2008.  The increase resulted primarily from increases relating to the opening of two new branch locations in Massachusetts and FDIC deposit insurance premiums.  Specifically, the Company recorded increases of $277,000 in other non-interest expense, $292,000 in salaries and employee benefits, $215,000 in FDIC insurance expense, $145,000 in real estate owned expenses, $131,000 in advertising expense, $105,000 in occupancy expense, $74,000 in equipment expense, and $55,000 in outside data processing expense.

Other non-interest expense increased by $277,000, or 21.1%, to $1.6 million in 2009 from $1.3 million in 2008 due mainly to increases of $269,000 in expenses related to the opening of two branch offices in Massachusetts during the second quarter of 2009, $25,000 in telephone expense, $22,000 in audit and accounting expense, $19,000 in insurance expense, $16,000 in service contracts expense, and $9,000 in directors compensation expense.  These increases were partially offset by decreases of $62,000 in legal fees and $15,000 in office supplies expense.

Salaries and employee benefits, which represented 47.9% of the Company’s non-interest expense during the six months ended June 30, 2009, increased by $292,000, or 9.7%, to $3.3 million in 2009 from $3.0 million in 2008 due to normal salary increases and an increase in the number of full time equivalent employees from 86 at June 30, 2008 to 90 at June 30, 2009.  The increase was due to the addition of one employee at Hayden Wealth Management Group and seven employees at the two new branch offices in Massachusetts, offset by a reduction of four employees at branch offices in the New York area.

FDIC insurance expense increased by $215,000, or 1,791.7%, to $227,000 in 2009 from $12,000 in 2008 due to increased deposit insurance rates in the current period and the special assessment of $205,000 charged as of June 30, 2009.

The real estate owned expense of $145,000 was due to the Bank’s recognition of an $86,000 loss in 2009 on the disposition of a foreclosed multi-family property located in Hampton, New Hampshire and operating expenses of $59,000 in connection with the maintenance and operation of a foreclosed property located in Newark, New Jersey.  The Bank did not have any real estate owned expense during the six months ended June 30, 2008.

Advertising expense increased by $131,000, or 131.0%, to $231,000 in 2009 from $100,000 in 2008 due to a marketing campaign in connection with the opening of the two new branch offices in Massachusetts and an increased effort to market the Bank’s deposit and investment products and services.

Occupancy expense increased by $105,000, or 19.0%, to $659,000 in 2009 from $554,000 in 2008 due to the addition of two new branch offices and increases in utility expense and real estate tax expense.  Equipment expense increased by $74,000, or 27.3%, to $345,000 in 2009 from $271,000 in 2008 due to the addition of two new branch offices and the upgrade of equipment.

Outside data processing expense increased by $55,000, or 16.4%, to $390,000 in 2009 from $335,000 in 2008 due to the addition of two new branch offices and additional services provided in 2009 by the Company’s core data processing vendor.

Income Taxes. Income tax expense decreased by $468,000, or 74.5%, to $160,000 for the six months ended June 30, 2009 from $628,000 for the six months ended June 30, 2008.  The decrease resulted primarily from a $1.1 million decrease in pre-tax income in 2009 compared to 2008.  The effective tax rate was 30.1% for the six months ended June 30, 2009 and 39.2% for the six months ended June 30, 2008. The decrease in effective tax rate was due to the increased portion of pre-tax income during 2009 from tax-exempt sources.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At June 30, 2009	At December 31, 2008
	(Dollars in thousands)

Non-accrual loans	$4,984	$1,875
Loans past due 90 days or more and accruing	-	-
Total nonaccrual and 90 days or more past due loans	4,984	1,875
Other non-performing loans	258	1,345
Total non-performing loans	5,242	3,220
Real estate owned	631	832
Total non-performing assets	5,873	4,052
Troubled debt restructurings	-	-
Total troubled debt restructurings and non-performing assets	$5,873	$4,052

Total non-performing loans to total loans	1.33%	0.88%
Total non-performing loans to total assets	1.01%	0.76%
Total non-performing assets and troubled debt restructurings to total assets	1.13%	0.96%

Non-accrual loans at June 30, 2009 consisted of eight loans in the aggregate – three non-residential mortgage loans, four multi-family mortgage loans and one $1,000 consumer loan.

The three non-accrual non-residential mortgage loans totaled $2.3 million at June 30, 2009.  One of the non-accrual non-residential mortgage loans had an outstanding balance of $813,000 and is secured by an office/warehouse industrial facility located in Portland, Connecticut.  The second non-accrual non-residential mortgage loan had an outstanding balance of $779,000 and is secured by an office building located in Mamaroneck, New York.  The third non-accrual non-residential mortgage loan had an outstanding balance of $669,000 and is secured by two gasoline stations and an automobile repair facility located in Putnam and Westchester Counties, New York.

The four non-accrual multi-family mortgage loans totaled $2.7 million at June 30, 2009.  One of the non-accrual multi-family mortgage loans had an outstanding balance of $1.2 million and is secured by seven-unit apartment building located in Cambridge, Massachusetts.  Another non-accrual multi-family mortgage loan had an outstanding balance of $656,000 and is secured by a six-unit apartment building located in Brooklyn, New York.

The third non-accrual multi-family mortgage loan had an outstanding balance of $632,000 and is secured by three apartment buildings with 17 units located in Troy, New York.  The fourth non-accrual multi-family mortgage loan had an outstanding balance of $261,000 and is secured by an eleven-unit apartment building located in Elizabeth, New Jersey.

We are in the process of foreclosing on each of these seven non-residential and multi-family properties.  Based on a recent fair value analysis of the properties, the Bank established specific valuation allowances of $100,000 against the non-residential mortgage loan secured by the two gasoline stations and an automobile repair facility located in Putnam and Westchester Counties, New York and $66,000 against the non-residential mortgage loan secured by an office building located in Mamaroneck, New York.

At June 30, 2009, we also had one non-accrual consumer loan totaling $1,000.  The borrower subsequently brought the loan current in July 2009.

At June 30, 2009, the other non-performing loan consisted of one loan which was not 90 days or more delinquent, but where management had serious doubts about the borrower’s ability to comply with contractual loan terms.  The loan had an outstanding balance of $258,000 and is secured by a mixed-use building with six apartments and two street level commercial units located in Brooklyn, New York.

At June 30, 2009, we had one foreclosed property with a net balance of $631,000 which consisted of a six unit multi-family building located in Newark, New Jersey.  We completed renovation of this property and we are in process of leasing all the units, with the eventual goal of marketing the property for sale when the real estate market has stabilized.

At December 31, 2008, the other non-performing loans consisted of two loans which were not 90 days or more delinquent, but where management had serious doubts about the borrowers’ abilities to comply with contractual loan terms.  One of the loans, with an outstanding balance of $181,000 as of December 31, 2008, cured its delinquencies and is current as of June 30, 2009.  The other loan, secured by a seven-unit apartment building located in Cambridge, Massachusetts with an outstanding balance of $1.2 million as of December 31, 2008, was subsequently reclassified as non-accrual and is described above as a non-performing loan as of June 30, 2009.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $77.0 million at June 30, 2009 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items.  In addition, certificates of deposits at other financial institutions totaled $15.9 million at June 30, 2009.  Securities classified as available for sale provide an additional source of liquidity.  Total securities classified as available for sale were $179,000 at June 30, 2009.

At June 30, 2009, we had $24.5 million in loan commitments outstanding, consisting of $16.3 million in unused commercial business lines of credit, $3.4 million in unused real estate equity lines of credit, $2.4 million of real estate loan commitments, $2.3 million in unused loans in process, and $174,000 in consumer lines of credit.  Certificates of deposit due within one year of June 30, 2009 totaled $160.5 million.  This represented 62.9% of certificates of deposit at June 30, 2009.  We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and FHLB advances.  At June 30, 2009, we had the ability to borrow $60.8 million, net of $50.0 million in outstanding advances, from the FHLB of New York.  At June 30, 2009, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.   At June 30, 2009, the Company had liquid assets of $8.7 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2009, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended June 30, 2009 and the year ended December 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at June 30, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)				Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change		NPV Ratio	Change

300	$85,972	$(2,433)	(3	) %	17.39%	0	bp
200	86,828	(1,577)	(2	) %	17.40%	1	bp
100	87,681	(724)	(1)%		17.41%	2	bp
50	88,058	(347)	0%		17.40%	1	bp
0	88,405				17.39%
(50)	88,614	209	0%		17.35%	(4	) bp
(100)	88,960	555	1%		17.34%	(4	) bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                  OTHER INFORMATION

Item 1.                      Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.                      Defaults Upon Senior Securities

Not applicable

Item 4.                      Submission Of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 20, 2009.  The final results of the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes For	Votes Withheld

Diane B. Cavanaugh	9,151,591	2,654,467

Charles A. Martinek	9,152,323	2,653,735

Kenneth H. Thomas	9,154,461	2,651,597

2.
The appointment of Beard Miller Company, LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009 was ratified by stockholders by the following vote:

For:  11,778,183;       Against:  4,524;       Abstain:  23,351

Item 5.		Other Information

None

Item 6.		Exhibits

	10.1	Participation Agreement under the Northeast Community Bank Supplemental Executive Retirement Plan for Susan Barile.

	31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: August 13, 2009	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer