Form 10-Q
period 2009-09-30
NORTHEAST COMMUNITY BANCORP INC
filed 2009-11-13
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 13, 2009, there were 13,225,000 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
	September 30, 2009	December 31, 2008
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,958	$2,368
Interest-bearing deposits	64,125	34,166
Cash and cash equivalents	67,083	36,534
Certificates of deposit	14,691	498
Securities available for sale	177	182
Securities held to maturity	1,791	2,078
Loans receivable, net of allowance for loan losses of $4,100 and $1,865, respectively	395,459	363,616
Premises and equipment, net	8,388	4,365
Federal Home Loan Bank of New York stock, at cost	2,727	2,350
Bank owned life insurance	10,412	8,902
Accrued interest receivable	1,902	1,785
Goodwill	1,310	1,310
Intangible assets	603	649
Real estate owned	1,249	832
Other assets	4,021	1,127
Total assets	$509,813	$424,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$7,356	$6,209
Interest bearing	340,030	255,221
Total deposits	347,386	261,430

Advance payments by borrowers for taxes and insurance	4,237	6,624
Federal Home Loan Bank advances	45,000	40,000
Accounts payable and accrued expenses	2,997	5,191
Note payable	498	481
Total liabilities	400,118	313,726

Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized,
none issued	–	–
Common stock, $0.01 par value; 19,000,000 shares authorized;
issued and outstanding: 13,225,000 shares	132	132
Additional paid-in capital	57,517	57,560
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,212)	(4,407)
Retained earnings	56,423	57,399
Accumulated comprehensive loss	(165)	(182)
Total stockholders’ equity	109,695	110,502
Total liabilities and stockholders’ equity	$509,813	$424,228
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans	$6,077	$5,326	$17,959	$15,297
Interest-earning deposits	86	185	144	695
Securities – taxable	62	52	162	157
Total Interest Income	6,225	5,563	18,265	16,149

INTEREST EXPENSE
Deposits	2,360	1,968	6,587	5,897
Borrowings	358	241	1,074	452
Total Interest Expense	2,718	2,209	7,661	6,349
Net Interest Income	3,507	3,354	10,604	9,800

PROVISION FOR LOAN LOSSES	2,172	147	2,558	226

Net Interest Income after Provision for Loan Losses	1,335	3,207	8,046	9,574

NON-INTEREST INCOME
Other loan fees and service charges	82	113	242	306
Impairment loss on securities	-	-	(4)	-
Loss on disposition of equipment	(15)	-	(18)	-
Earnings on bank owned life insurance	111	96	310	289
Investment advisory fees	181	208	530	611
Other	7	13	13	51
Total Non-Interest Income	366	430	1,073	1,257

NON-INTEREST EXPENSES
Salaries and employee benefits	1,758	1,444	5,058	4,452
Net occupancy expense of premises	294	291	953	845
Equipment	193	116	538	387
Outside data processing	175	160	565	495
Advertising	37	33	268	133
Real estate owned expenses	28	121	173	121
FDIC insurance premiums	113	10	340	22
Other	713	587	2,303	1,900
Total Non-Interest Expenses	3,311	2,762	10,198	8,355
Income (Loss) before Income Taxes	(1,610)	875	(1,079)	2,476

INCOME TAXES (BENEFIT)	(759)	333	(599)	961
Net (Loss) Income	$(851)	$542	$(480)	$1,515
Net (Loss) Income per Common Share – Basic	$(0.07)	$0.04	$(0.04)	$0.12
Weighted Average Number of Common Shares Outstanding – Basic	12,816	12,775	12,794	12,768
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(In thousands, except per share data)

Balance at December 31, 2007	$132	$57,555	$(4,665)	$55,956	$(149)	$108,829
Comprehensive income:
Net income	-	-	-	1,515	-	1,515	$1,515
Unrealized loss on securities available for sale, net of taxes of $18	-	-	-	-	(25)	(25)	(25)
Prior Service Cost and actuarial loss – DRP, net of taxes of $10	-	-	-	-	11	11	11
Cash dividend declared ($.09 per share) to minority stockholders	-	-	-	(493)	-	(493)
ESOP shares earned	-	23	194	-	-	217
Total comprehensive income							$1,501

Balance at September 30, 2008	$132	$57,578	$(4,471)	$56,978	$(163)	$110,054

Balance at December 31, 2008	$132	$57,560	$(4,407)	$57,399	$(182)	$110,502
Comprehensive loss:
Net loss	-	-	-	(480)	-	(480)	$(480)
Unrealized gain on securities available for sale, net of taxes of $1	-	-	-	-	5	5	5
Prior Service Cost and Actuarial Loss– DRP, net of taxes of $9	-	-	-	-	12	12	12
Cash dividend declared ($.09 per share) to minority stockholders	-	-	-	(496)	-	(496)
ESOP shares earned	-	(43)	195	-	-	152
Total comprehensive loss							$(463)
Balance at September 30, 2009	$132	$57,517	$(4,212)	$56,423	$(165)	$109,695

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(480)	$1,515
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net amortization of securities premiums and discounts, net	1	-
Provision for loan losses	2,558	226
Provision for depreciation	494	407
Net (accretion) amortization of deferred loan discounts, fees and costs, net	(130)	111
Amortization other	63	68
Impairment loss on securities	4	-
Loss on disposal of equipment	18	-
Loss on sale of real estate owned	86	121
Earnings on bank owned life insurance	(310)	(289)
(Increase) in accrued interest receivable	(117)	(310)
(Increase) in other assets	(2,894)	(261)
Increase in accrued interest payable	3	5
(Decrease) increase in other accounts payable and accrued expenses	(2,186)	461
ESOP shares earned	152	217
Net Cash (Used in) Provided by Operating Activities	$(2,738)	$2,271

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans	(1,529)	-
Net (increase) in loans	(33,355)	(65,023)
Proceeds from sale of loans participation interests	-	7,045
Principal repayments on securities available for sale	5	71
Principal repayments on securities held to maturity	288	698
Purchases of Federal Home Loan Bank of New York Stock	(377)	(1,486)
Purchases of premises and equipment	(4,535)	(196)
Purchases of Certificates of Deposit	(15,438)	-
Proceeds from maturities of Certificates of Deposit	1,245	-
Proceeds from sale of real estate owned	283	-
Capitalized costs on real estate owned	(173)	(36)
Purchase of bank owned life insurance	(1,200)	-
Net Cash (Used in) Investing Activities	(54,786)	(58,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	85,956	29,685
Proceeds from FHLB of New York advances	10,000	30,000
Repayment of FHLB advances	(5,000)	-
(Decrease) increase in advance payments by borrowers for taxes and insurance	(2,387)	1,691
Cash dividends paid to minority stockholders	(496)	(493)
Net Cash Provided by Financing Activities	88,073	60,883
Net Increase in Cash and Cash Equivalents	30,549	4,227
Cash and Cash Equivalents - Beginning	36,534	39,146
Cash and Cash Equivalents - Ending	$67,083	$43,373

SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid	$3,862	$860
Interest paid	$7,658	$6,344
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Loan transferred to Real Estate Owned	$613	$693

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

NECP, a New York limited liability company, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  As of September 30, 2009, NECP had title to one multi-family property located in Newark, New Jersey.  The Bank accepted a deed-in-lieu of foreclosure and transferred this property to NECP on November 19, 2008.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2008 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.

The Company has evaluated subsequent events through November 13, 2009, the date of issuance of the financial data included herein.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the nine-month periods ended September 30, 2009 and 2008, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2008 and September 30, 2009, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan.  As of December 31, 2008, the Company had allocated 51,842 shares to participants, and an additional 25,921 shares had been committed to be released.  As of September 30, 2009, the Company had allocated 77,763 shares to participants, and an additional 19,441 shares had committed to be released.  The Company recognized compensation expense of $50,000 and $67,000 during the three-month periods ended September 30, 2009 and 2008, respectively, and $152,000 and $217,000 during the nine-month periods ended September 30, 2009 and 2008, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2009	2008	2009	2008
Service cost	$13	$12	$39	$36
Interest cost	9	7	27	21
Amortization of Prior Service Cost	5	5	15	15
Amortization of actuarial loss	2	1	6	3
Total	$29	$25	$87	$75

The DRP is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The DRP is accounted for under Accounting Standards Codification (“ASC”) Topic 715-20.  The amortization of prior service cost and actuarial loss in the nine-month periods ended September 30, 2009 and 2008 is also reflected in other comprehensive income during each period.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2009
Securities available for sale:
FNMA common stock	$-	$-	$-	$-
Mortgage-backed securities	177	-	-	177
Total	$177	$-	$-	$177

Securities held to maturity:
Mortgage-backed securities	$1,740	$21	$5	$1,756
Collateralized mortgage obligations	48	1	-	49
Private pass-through securities	3	-	-	3
Total	$1,791	$22	$5	$1,808

December 31, 2008
Securities available for sale:
FNMA common stock	$4	$-	$3	$1
Mortgage-backed securities	183	-	2	181
Total	$187	$-	$5	$182

Securities held to maturity:
Mortgage-backed securities	$2,017	$6	$32	$1,991
Collateralized mortgage obligations	57	-	1	56
Private pass-through securities	4	-	1	3
Total	$2,078	$6	$34	$2,050

The age of unrealized losses and the fair value of related securities available for sale and held to maturity were as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2009
Mortgage-backed securities	$282	$1	$401	$4	$683	$5
Collateralized mortgage obligations	-	-	-	-	-	-
Private pass-through securities	-	-	-	-	-	-
	$282	$1	$401	$4	$683	$5

December 31, 2008
FNMA common stock	$1	$3	$-	$-	$1	$3
Mortgage backed securities	125	2	1,656	34	1,781	36
	$126	$5	$1,656	$34	$1,782	$39

NOTE 5 – INVESTMENTS (Continued)

At September 30, 2009, 24 mortgage-backed securities had unrealized losses.  Management concluded that the unrealized losses reflected above for these securities were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, as the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market recovery, these investments are not considered to be other-then-temporarily impaired.

NOTE 6 – FAIR VALUE MEASUREMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets.  These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

In accordance with ASC Topic 820, fair value measurements and disclosures are the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

The fair value measurements and disclosures require the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
September 30, 2009	$-	$177	$-	$177
December 31, 2008	-	182	-	182

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans:
September 30, 2009	$-	$-	$1,605	$1,605
December 31, 2008	-	-	-	-

Real Estate Owned:
September 30, 2009	$-	$-	$1,249	$1,249
December 31, 2008	-	-	832	832

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

Impaired loans at September 30, 2009, included two loans having an aggregate principal balance of $1.8 million and which were subject to specific loss reserves aggregating $236,000.  Real estate owned at September 30, 2009, included two properties, one of which was a multifamily residential property and the other a commercial property.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each reporting date.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008.

Cash and Cash Equivalents, Certificates of Deposit and Accrued Interest Receivable and Payable

For these short-term instruments, which have terms of under one year at inception, the carrying amount is a reasonable estimate of fair value.

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

In accordance with ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan, the recorded investment in which the Bank has measured impairment generally is based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are typically included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

Real Estate Owned

Fair value of foreclosed assets was based on independent third-party appraisals of the properties.  These values were determined based on the sale prices of similar property in the approximate geographic area.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurement.

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2009 and December 31, 2008, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$67,083	$67,083	$36,534	$36,534
Certificates of deposit	14,691	14,691	498	498
Securities available for sale	177	177	182	182
Securities held to maturity	1,791	1,808	2,078	2,050
Loans receivable	395,459	408,159	363,616	381,444
FHLB stock	2,727	2,727	2,350	2,350
Accrued interest receivable	1,902	1,902	1,785	1,785

Financial liabilities:
Deposits	347,386	353,867	261,430	267,168
FHLB advances	45,000	46,871	40,000	42,330
Note payable	498	498	481	481
Accrued interest payable	23	23	20	20

NOTE 7 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

On June 29, 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Bank received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Bank received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  On July 29, 2009, prior to the due date, the $10.9 million Combined Note was extended to January 31, 2010.  The amount due on such date includes interest and expenses.  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a first mortgage on the Property, whereby based on a recent appraisal, the value of the collateral property is well in excess over the loan amount.  This note is not treated as a loan or extension of credit for purposes of the regulatory limits on loans to one borrower.

NOTE 8 – COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net (loss) income	$(851)	$542	$(480)	$1,515
Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale, net of income tax (benefit), of $-, $9, $(1), and $18, respectively.	-	(13)	5	(25)
Benefit plan amounts (amortization of prior service costs and actuarial losses, net of income tax effect of $3, $3, $9, and $10, respectively).	4	4	12	11
Other comprehensive income (loss)	4	(9)	17	(14)
Comprehensive income (loss)	$(847)	$533	$(463)	$1,501

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).  Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company is currently assessing the impact that this potential change would have on its consolidated financial statements and it will continue to monitor the development of the potential implementation of IFRS.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1 (codified into ASC Topic 715), “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amended guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by ASC Topic 715 are required to be provided for fiscal years ending after December 15, 2009.  The Company does not expect this new standard will have a material effect on its consolidated financial statements.

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued SFAS No. 168, (codified into ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  ASC Topic 105 established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.”  The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (1) a valuation technique that uses a quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principles of Topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This guidance is effective for the first reporting period (including interim periods) beginning after August 2009.  The adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets.  These judgments require us to make projections of future taxable income.  The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Third Quarter Performance Highlights

The Company recorded a loss for the third quarter of $851,000 which resulted primarily from a $2.2 million provision for loan losses.  Reflecting the impact of the economic downturn on our market area and the continuing decline in the market value of collateral for commercial real estate and multi-family loans, our nonperforming loans increased to $6.6 million at September 30, 2009 from $3.2 million at December 31, 2008.  Non-performing loans at September 30, 2009 consisted of nine loans in the aggregate (three non-residential mortgage loans and six multi-family mortgage loans).  Real estate owned also increased to $1.4 million at September 30, 2009, from $832,000 at December 31, 2008.  In addition, net charge-offs rose to $157,000 during the quarter from $0 in the year-earlier three months.  The increase was due to charge-offs on two non-performing non-residential mortgage loans and one non-performing multi-family mortgage loan having an aggregate balance of $2.4 million.

In addition, non-interest expenses increased $549,000 to $3.3 million for the third quarter primarily as a result of our branch expansion and increased FDIC insurance premiums.  During the second 2009 quarter, the Company opened two full service branches in Danvers and Plymouth, Massachusetts and expenses related to staffing these branches contributed to the net loss for this quarter.

Although our financial performance is not immune to the current economic conditions, as evident by our quarterly earnings reflecting some of the financial stress being experienced throughout the nation and in our local economy, we believe we remain exceptionally well positioned to weather the current economic challenges and to capitalize on opportunities in our market because of our strong capital ratios and excellent customer relationships.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased by $85.6 million, or 20.2%, to $509.8 million at September 30, 2009 from $424.2 million at December 31, 2008.  The increase in total assets was primarily due to increases of $30.5 million in cash and cash equivalents, $31.8 million in loans receivable, net, $14.2 million in certificates of deposits at other financial institutions, $4.0 million in premises and equipment, $2.9 million in other assets, and $1.5 million in bank owned life insurance.  These increases were funded by increases of $86.0 million in deposits and $5.0 million in

FHLB of New York advances, partially offset by a decrease of $2.4 million in advance payments by borrowers for taxes and insurance.

Cash and cash equivalents increased by $30.5 million, or 83.6%, to $67.1 million at September 30, 2009, from $36.5 million at December 31, 2008.  In addition, certificates of deposits at other financial institutions increased by $14.2 million, or 2,850.0%, to $14.7 million at September 30, 2009, from $498,000 at December 31, 2008.  The increase in short-term liquidity was primarily the result of deposit growth outpacing loan demand.  The Company expects that balances of cash and cash equivalents and certificates of deposit will decrease over time primarily through the shrinkage in the national CD market certificates of deposit program.

Loans receivable, net, increased by $31.8 million, or 8.8%, to $395.5 million at September 30, 2009 from $363.6 million at December 31, 2008, due to loan originations and purchases aggregating $41.4 million and increases in commercial loans of $3.8 million that exceeded loan repayments of $11.1 million.

Bank owned life insurance increased by $1.5 million, or 17.0%, to $10.4 million at September 30, 2009 from $8.9 million at December 31, 2008 due primarily to the additional purchases of $1.2 million of bank owned life insurance.

Premises and equipment increased by $4.0 million, or 92.1%, to $8.4 million at September 30, 2009 from $4.4 million at December 31, 2008 due to the purchases of the premises and equipment for, and renovation of, the two new branch offices located in Massachusetts, both of which opened in the second quarter of 2009.

Real estate owned increased by $417,000, or 50.1%, to $1.2 million at September 30, 2009 from $832,000 at December 31, 2008 due to the foreclosure on August 27, 2009 of an office building located in Mamaroneck, New York.  This property was subsequently sold on October 1, 2009 at a loss of $7,000.  The increase in real estate owned was also due to capitalized costs of $173,000 to renovate a foreclosed multi-family property located in Newark, New Jersey.

Other assets increased by $2.9 million to $4.0 million at September 30, 2009 from $1.1 million at December 31, 2008 due primarily to an increase in current tax assets.

Advances from the FHLB increased by $5.0 million or 12.5% to $45.0 million at September 30, 2009 from $40.0 million at December 31, 2008.  Borrowings increased by $10.0 million during the first quarter of 2009 and were used to fund loan originations.  The Bank paid-off $5.0 million in borrowings and did not incur any new borrowings during the quarter ended September 30, 2009.

Deposits increased by $86.0 million, or 32.9%, to $347.4 million at September 30, 2009 from $261.4 million at December 31, 2008.  The increase in deposits was primarily attributable to an effort by the Bank to increase deposits through the opening of two new branch offices in Massachusetts during the second quarter of 2009 and the offering of competitive interest rates in our retail branches.  During this period, the Bank decreased its reliance on two nationwide certificate of deposit listing services.  As a result, our retail branches attracted $121.5 million in additional deposits that were offset by a decrease of $35.5 million in certificates of deposits obtained through the deposit listing services.

Advance payments by borrowers for taxes and insurance decreased by $2.4 million, or 36.0%, to $4.2 million at September 30, 2009 from $6.6 million at December 31, 2008 due primarily to tax payments to municipalities in July 2009.

Stockholders’ equity decreased by $808,000, or 0.7%, to $109.7 million at September 30, 2009, from $110.5 million at December 31, 2008.  This decrease was primarily the result of a net loss of $480,000 and cash dividends declared of $496,000, partially offset by $152,000 for the ESOP shares earned for the period.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General.  Net income decreased by $1.4 million, or 257.0%, resulting in a net loss of $851,000 for the quarter ended September 30, 2009, from net income of $542,000 for the quarter ended September 30, 2008.  The decrease was primarily the result of increases in the provision for loan losses and additional non-interest expenses associated with the opening of two new branch locations in Massachusetts.  These increases were partially offset by an increase in net interest income.

Net Interest Income.  Net interest income increased by $153,000, or 4.6%, to $3.5 million for the three months ended September 30, 2009 from $3.4 million for the three months ended September 30, 2008.  The increase in net interest income resulted primarily from an increase in interest income due primarily to increased loan originations that exceeded an increase in interest expense resulting from increased deposits and borrowings.  The increase in net interest income was partially offset by a decrease of $7.4 million in average net interest-earning assets.

The net interest spread decreased by 32 basis points to 2.32% for the three months ended September 30, 2009 from 2.64% for the three months ended September 30, 2008.  The decrease in the interest rate spread in the third quarter of 2009 compared to the same period in 2008 was due to the yield on our interest-earning assets decreasing more than a corresponding decrease in the cost of our interest-bearing liabilities.  The yield on our interest-bearing assets decreased by 73 basis points to 5.11% for the three months ended September 30, 2009 from 5.84% for the three months ended September 30, 2008.  The cost of our interest-bearing liabilities decreased by 41 basis points to 2.79% for the three months ended September 30, 2009 from 3.20% for the three months ended September 30, 2008.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the decreasing interest rate environment.

The net interest margin decreased by 64 basis points between these periods from 3.52% for the quarter ended September 30, 2008 to 2.88% for the quarter ended September 30, 2009.  The increase in the net interest income, despite the declines in net interest spread and net interest margin, was due to an increase in loan volume.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$397,357	$6,077	6.12%	$335,697	$5,326	6.35%
Securities (including FHLB stock)	4,830	62	5.13	4,225	52	4.92
Other interest-earning assets	85,535	86	0.40	41,184	185	1.80
Total interest-earning assets	487,722	6,225	5.11	381,106	5,563	5.84
Allowance for loan losses	(2,231)			(1,551)
Non-interest-earning assets	30,857			22,201
Total assets	$516,348			$401,756

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$37,412	$106	1.13	$20,844	$33	0.63
Savings and club accounts	59,917	113	0.75	58,625	117	0.81
Certificates of deposit	245,806	2,141	3.48	169,751	1,818	4.28
Total interest-bearing deposits	343,135	2,360	2.75	249,220	1,968	3.16

Borrowings	47,124	358	3.04	27,003	241	3.57
Total interest-bearing liabilities	390,259	2,718	2.79	276,223	2,209	3.20

Noninterest-bearing demand deposits	7,057			4,930
Other liabilities	8,297			10,710
Total liabilities	405,613			291,863

Stockholders’ equity	110,735			109,893
Total liabilities and Stockholders’ equity	$516,348			$401,756
Net interest income		$3,507			$3,354
Interest rate spread			2.32			2.64
Net interest margin			2.88			3.52
Net interest-earning assets	$97,463			$104,883
Average interest-earning assets to average interest-bearing liabilities	124.97%			137.97%

Total interest income increased by $662,000, or 11.9%, to $6.2 million for the three months ended September 30, 2009, from $5.6 million for the three months ended September 30, 2008.  Interest income on loans increased by $751,000, or 14.1%, to $6.1 million for the three months ended September 30, 2009 from $5.3 million for the three months ended September 30, 2008.  The average balance of the loan portfolio increased by $61.7 million to $397.4 million for the three months ended September 30, 2009 from $335.7 million for the three months ended September 30, 2008 as originations outpaced repayments.  The average yield on loans decreased by 23 basis points to 6.12% for the three months ended September 30, 2009 from 6.35% for the three months ended September 30, 2008.

Interest income on securities increased by $10,000, or 19.2%, to $62,000 for the three months ended September 30, 2009 from $52,000 for the three months ended September 30, 2008.  The increase was primarily due to an increase of $605,000, or 14.3%, in the average balance of securities to $4.8 million for the three months ended September 30, 2009 from $4.2 million for the three months ended September 30, 2008.  The increase in the average balance was due to an increase in FHLB New York stock.  The increase in interest income on securities was also due to an increase of 21 basis points in the average yield on securities to 5.13% for the three months ended September 30, 2009 from 4.92% for the three months ended September 30, 2008.  The increase in the yield was due to an increase in the dividend yield from the FHLB New York stock.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $99,000, or 53.5%, to $86,000 for the three months ended September 30, 2009 from $185,000 for the three months ended September 30, 2008.  The decrease was primarily the result of a decrease of 140 basis points in the yield to 0.40% for the three months ended September 30, 2009 from 1.80% for the three months ended September 30, 2008, offset by an increase of $44.4 million, or 107.7%, in the average balance of other interest-earning assets to $85.5 million for the three months ended September 30, 2009 from $41.2 million for the three months ended September 30, 2008.  The decline in the yield was due to the decline in interest rates from September 30, 2008 to September 30, 2009.  The increase in the average balance of other interest-earning assets was due to the increase in cash and cash equivalents and certificates of deposit.

Total interest expense increased by $509,000, or 23.0%, to $2.7 million for the three months ended September 30, 2009 from $2.2 million for the three months ended September 30, 2008.  Interest expense on deposits increased by $392,000, or 19.9%, to $2.4 million for the three months ended September 30, 2009 from $2.0 million for the three months ended September 30, 2008.  During this same period, the average cost of deposits decreased by 41 basis points to 2.75% for the three months ended September 30, 2009 from 3.16% for the three months ended September 30, 2008.

Due to an effort by the Bank to increase deposits through the opening of two new branch offices in Massachusetts during the second quarter of 2009, the offering of competitive interest rates in our retail branches, and less reliance on two nationwide certificate of deposit listing services, the average balance of certificates of deposits increased by $76.1 million, or 44.8%, to $245.8 million for the three months ended September 30, 2009 from $169.8 million for the three months ended September 30, 2008.  Concurrent with the increase in the average balance of certificates of deposits, interest expense on our certificates of deposits increased by $323,000, or 17.8%, to $2.1 million for the three months ended September 30, 2009 from $1.8 million for the three months ended September 30, 2008.  The increase in the average balance of certificates of deposits was offset by a decrease in the average cost of our certificates of deposits of 80 basis points to 3.48% for the three months ended September 30, 2009 from 4.28% for the three months ended September 30, 2008.

Interest expense on our other deposit products increased by $69,000, or 46.0%, to $219,000 for the three months ended September 30, 2009 from $150,000 for the three months ended September 30, 2008.  The increase was due to an increase of 50 basis points in the cost of our interest-bearing demand deposits to 1.13% for the three months ended September 30, 2009 from 0.63% for the three months ended September 30, 2008, offset by a decrease of 6 basis points in the cost of our savings and holiday club deposits to 0.75% for the three months ended September 30, 2009 from 0.81% for the three months ended September 30, 2008.  The increase in interest expense was also due to an increase of $16.6 million, or 79.5%, in the average balance of interest-bearing demand deposits to $37.4 million for the three months ended September 30, 2009 from $20.8 million for the three months ended September 30, 2008 and an increase of $1.3 million, or 2.2%, in the average balance of our savings and holiday club deposits to $59.9 million for the three months ended September 30, 2009 from $58.6 million for the three months ended September 30, 2008.  The increase in the cost and average balance of our interest-bearing demand deposits was also due to the offering of higher interest rates on our interest-bearing demand deposit products at our two new branch offices in Massachusetts.

Interest expense on borrowings increased by $117,000, or 48.5%, to $358,000 for the three months ended September 30, 2009 from $241,000 for the three months ended September 30, 2008.  The increase was primarily due to an increase of $20.1 million, or 74.5%, in the average balance of borrowed money to $47.1 million for the three months ended September 30, 2009 from $27.0 million for the three months ended September 30, 2008.  Interest expense on borrowed money for the three months ended September 30, 2009 was comprised of $353,000 in interest expense on an average balance of $46.6 million in FHLB advances and $5,000 in interest expense on an average balance of $494,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $234,000 on an average balance of $26.4 million in FHLB advances and $7,000 in interest expense on an average balance of $644,000 on the Hayden acquisition note for the three months ended September 30, 2008.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$2,085	$1,568
Provision for loan losses	2,172	147
Charge-offs	157	–
Recoveries	–	–
Net charge-offs	157	–
Allowance at end of period	$4,100	$1,715

Allowance to nonperforming loans	61.87%	56.90%
Allowance to total loans outstanding at the end of the period	1.03%	0.50%
Net charge-offs to average loans outstanding during the period (annualized)	0.16%	0.00%

The allowance for loan losses was $4.1 million at September 30, 2009, $1.9 million at December 31, 2008, and $1.7 million at September 30, 2008.  We recorded provisions for loan losses of $2.2 million and $147,000 for the three-month periods ended September 30, 2009 and 2008, respectively.  The primary reason for the increased provision during 2009 was the continued deterioration of the national and local economies and the continuing decline in the market value of commercial real estate collateral, as reflected in the increase in our nonperforming loans and nonperforming assets.  Recognizing this deterioration, the Bank slowed loan growth during the second and third quarters of 2009 leading to a modest increase in the total loan portfolio of $13.1 million or 3.4% to $399.6 million at September 30, 2009 from $386.5 million at March 31, 2009.  During the three months ended September 30, 2009 we charged-off $157,000 against two non-performing non-residential mortgage loans and one non-performing multi-family mortgage loan with an aggregate balance of $2.4 million.

We did not have any recoveries during the three months ended September 30, 2009.  We did not record any loan charge-offs or recoveries during the three months ended September 30, 2008.

Non-interest Income.  Non-interest income decreased by $64,000, or 14.9%, to $366,000 for the three months ended September 30, 2009 from $430,000 for the three months ended September 30, 2008.  The decrease was primarily due to a $31,000 decrease in other loan fees and service charges, a $27,000 decrease in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division and a $15,000 loss from the disposition of a fixed asset, offset by a $15,000 increase in earnings on bank owned life insurance.

Non-interest Expense.  Non-interest expense increased by $549,000, or 19.9%, to $3.3 million for the three months ended September 30, 2009 from $2.8 million for the three months ended September 30, 2008.  The increase resulted primarily from increases relating to the opening of two new branch locations in Massachusetts, increases in FDIC deposit insurance premiums, upgrading of various equipment and increases in legal fees.  Specifically, the Company recorded increases of $314,000 in salaries and employee benefits, $126,000 in other non-interest expense, $103,000 in FDIC insurance expense, $77,000 in equipment expense, $15,000 in outside data processing expense, $4,000 in advertising expense, and $3,000 in occupancy expense, offset by decrease of $93,000 in real estate owned expenses.

Salaries and employee benefits, which represented 53.1% of the Company’s non-interest expense during the quarter ended September 30, 2009, increased by $314,000, or 21.7%, to $1.76 million in 2009 from $1.44 million in 2008 due to an increase in the number of full time equivalent employees from 87 at September 30, 2008 to 102 at September 30, 2009.  The increase was due to the addition of employees to staff the two new branch offices in Massachusetts.

Other non-interest expense increased by $126,000, or 21.5%, to $713,000 in 2009 from $587,000 in 2008 due mainly to increases of $54,000 in legal fees, $33,000 in telephone expense, $17,000 in service contracts, and $17,000 in office supplies.

FDIC insurance expense increased by $103,000 to $113,000 in 2009 from $10,000 in 2008 due to increased deposit insurance rates in the current period.  Equipment expense increased by $77,000, or 66.4%, to $193,000 in 2009 from $116,000 in 2008 due to the upgrade of equipment.  Outside data processing increased by $15,000, or 9.4%, to $175,000 in 2009 from $160,000 in 2008 due to additional services provided in 2009 by the Company’s core data processing vendor.  Advertising expense increased by $4,000, or 12.1%, to $37,000 in 2009 from $33,000 in 2008 due to an increased effort to market the Bank’s deposit and investment products and services.  Occupancy expense increased by $2,000, or 0.7%, to $293,000 in 2009 from $291,000 in 2008 due to increases in utility expense and real estate taxes.

Real estate owned expense of $28,000 in 2009 was due to operating expenses in connection with the maintenance and operation of a foreclosed multi-family property located in Newark, New Jersey.  This compared to the recognition of an impairment loss of $121,000 in 2008 on a foreclosed multi-family property due to a fair value calculation based on an appraisal.

Income Taxes.  Income tax expense decreased by $1.1 million, or 327.9%, to a benefit of $759,000 for the three months ended September 30, 2009 as compared to an expense of $333,000 for the three months ended September 30, 2008.  The decrease resulted primarily from a $2.5 million decrease in pre-tax income in 2009 compared to 2008.  The effective tax rate was a benefit of 47.1% for the three months ended September 30, 2009 and 38.1% for the three months ended September 30, 2008.

Comparison of Operating Results For the Nine Months Ended September 30, 2009 and 2008

General. Net income decreased by $2.0 million, or 131.7%, resulting in a net loss of $480,000 for the nine months ended September 30, 2009, from net income of $1.5 million for the nine months ended September 30, 2008.  The decrease was primarily the result of increases in the provision for loan losses, additional non-interest expenses associated with the opening of two new branch locations in Massachusetts, and increases in FDIC insurance premiums, including a special assessment as of June 30, 2009.  These increases were partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased by $804,000, or 8.2%, to $10.6 million for the nine months ended September 30, 2009 from $9.8 million for the nine months ended September 30, 2008.  The increase in net interest income resulted primarily from an increase in interest income due to increased loan originations that exceeded an increase in interest expense resulting from increased deposit and borrowings.  The increase in net interest income was partially offset by a decrease of $3.6 million in average net interest-earning assets.

The net interest spread decreased by 17 basis points to 2.48% for the nine months ended September 30, 2009 from 2.65% for the nine months ended September 30, 2008.  The decrease in the interest rate spread in 2009 compared to the same period in 2008 was due to the yield on our interest-earning assets decreasing more than the corresponding decrease in the cost of our interest-bearing liabilities.  The yield on our interest-bearing assets decreased by 55 basis points to 5.37% for the nine months ended September 30, 2009 from 5.92% for the nine months ended September 30, 2008.  The cost of our interest-bearing liabilities decreased by 38 basis points to 2.89% for the nine months ended September 30, 2009 from 3.27% for the nine months ended September 30, 2008.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the decreasing interest rate environment.

The net interest margin decreased by 48 basis points between these periods from 3.60% for the nine months ended September 30, 2008 to 3.12% for the nine months ended September 30, 2009.  The increase in the net interest income, despite the declines in net interest spread and net interest margin, was due to increased loan volume.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$387,006	$17,959	6.19%	$318,635	$15,297	6.40%
Securities	4,896	162	4.41	4,008	157	5.22
Other interest-earning assets	61,770	144	0.31	40,807	695	2.27
Total interest-earning assets	453,672	18,265	5.37	363,450	16,149	5.92
Allowance for loan losses	(2,006)			(1,510)
Non-interest-earning assets	27,836			20,484
Total assets	$479,502			$382,424

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,873	$211	0.94	$21,356	$104	0.65
Savings and club accounts	58,846	351	0.80	58,134	333	0.76
Certificates of deposit	216,888	6,025	3.70	162,820	5,460	4.47
Total interest-bearing deposits	305,607	6,587	2.87	242,310	5,897	3.24

Borrowings	47,394	1,074	3.02	16,830	452	3.58
Total interest-bearing liabilities	353,001	7,661	2.89	259,140	6,349	3.27

Noninterest-bearing demand deposits	6,603			3,932
Other liabilities	9,074			9,890
Total liabilities	368,678			272,962

Stockholders’ equity	110,824			109,462
Total liabilities and Stockholders’ equity	$479,502			$382,424
Net interest income		$10,604			$9,800
Interest rate spread			2.48			2.65
Net interest margin			3.12			3.60
Net interest-earning assets	$100,671			$104,310
Average interest-earning assets to average interest-bearing liabilities	128.52%			140.25%

Total interest income increased by $2.1 million, or 13.1%, to $18.2 million for the nine months ended September 30, 2009, from $16.1 million for the nine months ended September 30, 2008.  Interest income on loans increased by $2.7 million, or 17.4%, to $18.0 million for the nine months ended September 30, 2009 from $15.3 million for the nine months ended September 30, 2008.  The average balance of the loan portfolio increased by $68.4 million to $387.0 million for the nine months ended September 30, 2009 from $318.6 million for the nine months ended September 30, 2008 as originations outpaced repayments.  The average yield on loans decreased by 21 basis points to 6.19% for the nine months ended September 30, 2009 from 6.40% for the nine months ended September 30, 2008.

Interest income on securities increased by $5,000, or 3.2%, to $162,000 for the nine months ended September 30, 2009 from $157,000 for the nine months ended September 30, 2008.  The increase was primarily due to an increase of $888,000, or 22.2%, in the average balance of securities to $4.9 million for the nine months ended September 30, 2009 from $4.0 million for the nine months ended September 30, 2008.  The increase in the average balance was due to an increase in FHLB New York stock.  This increase was partially offset by a decrease of 81 basis points in the average yield on securities to 4.41% for the nine months ended September 30, 2009 from 5.22% for the nine months ended September 30, 2008.  The decline in the yield was due to the decline in interest rates from September 30, 2008 to September 30, 2009.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $551,000, or 79.3%, to $144,000 for the nine months ended September 30, 2009 from $695,000 for the nine months ended September 30, 2008.  The decrease was primarily the result of a decrease of 196 basis points in the yield to 0.31% for the nine months ended September 30, 2009 from 2.27% for the nine months ended September 30, 2008, offset by an increase of $21.0 million, or 51.4%, in the average balance of other interest-earning assets to $61.8 million for the nine months ended September 30, 2009 from $40.8 million for the nine months ended September 30, 2008.  The decline in the yield was due to the decline in interest rates from September 30, 2008 to September 30, 2009.  The increase in the average balance of other interest-earning assets was due to increased levels of cash and cash equivalents and certificates of deposit.

Total interest expense increased by $1.3 million, or 20.7%, to $7.7 million for the nine months ended September 30, 2009 from $6.3 million for the nine months ended September 30, 2008.  Interest expense on deposits increased by $690,000, or 11.7%, to $6.6 million for the nine months ended September 30, 2009 from $5.9 million for the nine months ended September 30, 2008.  During this same period, the average interest cost of deposits decreased by 37 basis points to 2.87% for the nine months ended September 30, 2009 from 3.24% for the nine months ended September 30, 2008.

Due to an effort by the Bank to increase deposits through the opening of two new branch offices in Massachusetts during the second quarter of 2009, the offering of competitive interest rates in our retail branches, and less reliance on two nationwide certificate of deposit listing services, the average balance of certificates of deposits increased by $54.1 million, or 33.2%, to $216.9 million for the nine months ended September 30, 2009 from $162.8 million for the nine months ended September 30, 2008.  Concurrent with the increase in the average balance of certificates of deposit, interest expense on our certificates of deposit increased by $565,000, or 10.4%, to $6.0 million for the nine months ended September 30, 2009 from $5.5 million for the nine months ended September 30, 2008.  The increase in the average balance of certificates of deposit was offset by a decrease in the average cost of our certificates of deposit by 77 basis points to 3.70% for the nine months ended September 30, 2009 from 4.47% for the nine months ended September 30, 2008.

Interest expense on our other deposit products increased by $125,000, or 28.6%, to $562,000 for the nine months ended September 30, 2009 from $437,000 for the nine months ended September 30, 2008.  The increase was due to an increase of 4 basis points in the cost of our savings and holiday club deposits to 0.80% for the nine months ended September 30, 2009 from 0.76% for the nine months ended September 30, 2008 and an increase of 29 basis points in the cost of our interest-bearing demand deposits to 0.94% for the nine months ended September 30, 2009 from 0.65% for the nine months ended September 30, 2008.  The increase in interest expense was also due to an increase of $8.5 million, or 39.9%, in the average balance of interest-bearing demand deposits to $29.9 million for the nine months ended September 30, 2009 from $21.4 million for the nine months ended September 30, 2008 and an increase of $712,000, or 1.2%, in the average balance of our savings and holiday club deposits to $58.8 million for the nine months ended September 30, 2009 from $58.1 million for the nine months ended September 30, 2008.  The increase in the cost and average balance of our interest-bearing demand deposits was also due to the offering of higher interest rates on our interest-bearing demand deposit products at our two new branch offices in Massachusetts.

Interest expense on borrowings increased by $622,000, or 137.6%, to $1.1 million for the nine months ended September 30, 2009 from $452,000 for the nine months ended September 30, 2008.  The increase was primarily due to an increase of $30.6 million, or 181.6%, in the average balance of borrowed money to $47.4 million for the nine months ended September 30, 2009 from $16.8 million for the nine months ended September 30, 2008.  Interest expense on borrowed money for the nine months ended September 30, 2009 was comprised of $1.1 million in interest expense on an average balance of $46.9 million in FHLB advances and $17,000 in interest expense on an average balance of $489,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $430,000 on an average balance of $16.2 million in FHLB advances and $22,000 in interest expense on an average balance of $637,000 on Hayden the acquisition note during the nine months ended September 30, 2008.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$1,865	$1,489
Provision for loan losses	2,558	226
Charge-offs	323	–
Recoveries	–	–
Net charge-offs	323	–
Allowance at end of period	$4,100	$1,715

We recorded provisions for loan losses of $2.6 million and $226,000 for the nine month periods ended September 30, 2009 and 2008.  During the nine months ended September 30, 2009, we also charged-off $323,000 against two non-performing non-residential mortgage loans and one non-performing multi-family mortgage loan having aggregate balances of $2.4 million.  We did not have any charge-offs during the nine months ended September 30, 2008.  We did not have any recoveries during the nine months ended September 30, 2009 and 2008.

Non-interest Income. Non-interest income decreased by $184,000, or 14.6%, to $1.1 million for the nine months ended September 30, 2009 from $1.3 million for the nine months ended September 30, 2008.  The decrease was primarily due to decreases of $81,000 in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division, $64,000 in other loan fees and service charges, $38,000 in other non-interest income, an $18,000 loss from the disposition of fixed assets and an impairment loss on securities of $4,000 in 2009, offset by a $21,000 increase in earnings on bank owned life insurance.

Non-interest Expense.  Non-interest expense increased by $1.8 million, or 22.1%, to $10.2 million for the nine months ended September 30, 2009 from $8.4 million for the nine months ended September 30, 2008.  The increase resulted primarily from increases relating to the opening of two new branch locations in Massachusetts and FDIC deposit insurance premiums.  Specifically, the Company recorded increases of $606,000 in salaries and employee benefits, $403,000 in other non-interest expense, $318,000 in FDIC insurance expense, $151,000 in equipment expense, $135,000 in advertising expense, $108,000 in occupancy expense, $70,000 in outside data processing expense, and $52,000 in real estate owned expenses.

Salaries and employee benefits, which represented 49.6% of the Company’s non-interest expense during the nine months ended September 30, 2009, increased by $606,000, or 13.6%, to $5.1 million in 2009 from $4.5 million in 2008 due to an increase in the number of full time equivalent employees from 87 at September 30, 2008 to 102 at September 30, 2009.  The increase was due to the addition of one employee at Hayden Wealth Management Group and additional staff for the two new branch offices in Massachusetts.

Other non-interest expense increased by $403,000, or 21.2%, to $2.3 million in 2009 from $1.9 million in 2008 due mainly to increases of $336,000 in expenses related to the opening of two branch offices in Massachusetts during the second quarter of 2009 and $58,000 in telephone expense.

FDIC insurance expense increased by $318,000, or 1,445.5%, to $340,000 in 2009 from $22,000 in 2008 due to increased deposit insurance rates in the current period and the special assessment of $205,000 charged as of June 30, 2009.

The real estate owned expense of $173,000 was due to the Bank’s recognition of an $86,000 loss in 2009 on the disposition of a foreclosed multi-family property located in Hampton, New Hampshire and operating expenses of $86,000 in connection with the maintenance and operation of a foreclosed property located in Newark, New Jersey.  This compared to the recognition of an impairment loss of $121,000 in 2008 on a foreclosed multi-family property due to a fair value calculation based on an appraisal.

Equipment expense increased by $151,000, or 39.0%, to $538,000 in 2009 from $387,000 in 2008 due to the addition of two new branch offices and the upgrade of equipment.

Advertising expense increased by $135,000, or 101.5%, to $268,000 in 2009 from $133,000 in 2008 due to a marketing campaign in connection with the opening of the two new branch offices in Massachusetts and an increased effort to market the Bank’s deposit and investment products and services.

Occupancy expense increased by $108,000, or 12.8%, to $953,000 in 2009 from $845,000 in 2008 due to the addition of two new branch offices and increases in utility expense and real estate tax expense.

Outside data processing expense increased by $70,000, or 14.1%, to $565,000 in 2009 from $495,000 in 2008 due to the addition of two new branch offices and additional services provided in 2009 by the Company’s core data processing vendor.

Income Taxes.   Income tax expense decreased by $1.6 million, or 162.3%, to a benefit of $599,000 for the nine months ended September 30, 2009 from an expense of $961,000 for the nine months ended September 30, 2008.  The decrease resulted primarily from a $3.6 million decrease in pre-tax income in 2009 compared to 2008.  The effective tax rate was a benefit of 55.5% for the nine months ended September 30, 2009 and 38.8% for the nine months ended September 30, 2008.

Non-Performing Assets

The following table provides information with respect to our non-performing assets at the dates indicated.

	At September 30, 2009	At December 31, 2008
	(Dollars in thousands)

Non-accrual loans	$6,627	$1,875
Loans past due 90 days or more and accruing	-	-
Total nonaccrual and 90 days or more past due loans	6,627	1,875
Other non-performing loans	-	1,345
Total non-performing loans	6,627	3,220
Real estate owned	1,249	832
Total non-performing assets	7,876	4,052
Troubled debt restructurings	-	-
Total troubled debt restructurings and non-performing assets	$7,876	$4,052

Total non-performing loans to total loans	1.66%	0.88%
Total non-performing loans to total assets	1.30%	0.76%
Total non-performing assets and troubled debt restructurings to total assets	1.54%	0.96%

Non-accrual loans at September 30, 2009 consisted of nine loans in the aggregate – three non-residential mortgage loans and six multi-family mortgage loans.

The three non-accrual non-residential mortgage loans, net of specific loss reserves of $139,000, totaled $2.5 million at September 30, 2009.  One of the non-accrual non-residential mortgage loans had an outstanding balance of $1.1 million and is secured by an office building located in Newburgh, New York.  The second non-accrual non-residential mortgage loan had an outstanding balance of $813,000 and is secured by an office/warehouse industrial facility located in Portland, Connecticut.  The third non-accrual non-residential mortgage loan had an outstanding balance of $630,000 and is secured by two gasoline stations located in Putnam and Westchester Counties, New York.

The six non-accrual multi-family mortgage loans, net of specific loss reserves of $97,000, totaled $4.1 million at September 30, 2009, consisting of multi-family mortgage loans with an outstanding balance of $1.2 million secured by an apartment building located in Cambridge, Massachusetts; an outstanding balance of $975,000 secured by an apartment building located in Paterson, New Jersey; an outstanding balance of $656,000 secured by an apartment building located in Brooklyn, New York; an outstanding balance of $632,000 secured by three apartment buildings in Troy, New York; an outstanding balance of $429,000 secured by an apartment building located in Poughkeepsie, New York; and an outstanding balance of $261,000 secured by an apartment building located in Elizabeth, New Jersey.

We are in the process of foreclosing on two of the three non-residential and five of the six multi-family properties.  We have entered into forbearance agreements with owners of the non-residential property located in Newburgh, New York and the multi-family apartment building located in Poughkeepsie, New York.

Based on a recent fair value analysis of the properties, the Bank established specific valuation allowances of $139,000 against the non-residential mortgage loan secured by the two gasoline stations located in Putnam and Westchester Counties, New York and $97,000 against the multi-family mortgage loan secured by a multi-family building located in Paterson, New Jersey.

At September 30, 2009, we had two foreclosed properties with a net balance of $1.2 million, consisting of a multi-family building (balance of $636,000) located in Newark, New Jersey and an office building (balance of $613,000) located in Mamaroneck, New York.  We completed renovation and have leased all the units of the Newark property, with the eventual goal of marketing the property for sale when the real estate market has stabilized.  We subsequently sold the Mamaroneck property on October 1, 2009 at a loss of $7,000.

At December 31, 2008, the other non-performing loans consisted of two loans which were not 90 days or more delinquent, but where management had serious doubts about the borrowers’ abilities to comply with contractual loan terms.  One of the loans, with an outstanding balance of $181,000 as of December 31, 2008, cured its delinquencies and is current as of September 30, 2009.  The other loan, secured by an apartment building located in Cambridge, Massachusetts with an outstanding balance of $1.2 million as of December 31, 2008, was subsequently reclassified as non-accrual and is described above as a non-performing loan as of September 30, 2009.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $67.1 million at September 30, 2009 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items.  In addition, certificates of deposits at other financial institutions totaled $14.7 million at September 30, 2009.  Securities classified as available for sale provide an additional source of liquidity.  Total securities classified as available for sale were $177,000 at September 30, 2009.

At September 30, 2009, we had $20.1 million in loan commitments outstanding, consisting of $11.3 million in unused commercial business lines of credit, $4.0 million of real estate loan commitments, $3.5 million in unused real estate equity lines of credit, $1.2 million in unused loans in process, and $168,000 in consumer lines of credit.  Certificates of deposit due within one year of September 30, 2009 totaled $148.0 million.  This represented 63.4% of certificates of deposit at September 30, 2009.  We believe a large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and FHLB advances.  At September 30, 2009, we had the ability to borrow $63.1 million, net of $45.0 million in outstanding advances, from the FHLB of New York.  At September 30, 2009, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company’s liquidity may depend, in part, upon its receipt of dividends from the Bank because the Company has no source of income other than earnings from the investment of the net proceeds from its initial public offering.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At September 30, 2009, the Company had liquid assets of $9.8 million.

Capital Management

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended September 30, 2009 and the year ended December 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at September 30, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$ 85,635	$(3,792)	(4) %	17.58%	(25) bp
200	86,968	(2,459)	(3) %	17.68%	(15) bp
100	88,284	(1,143)	(1) %	17.77%	(6) bp
50	88,879	(548)	(1) %	17.80%	(2) bp
0	89,427			17.83%
(50)	89,829	403	0%	17.83%	0 bp
(100)	90,613	1,187	1%	17.90%	8 bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We operate in a highly regulated environment and may be adversely affected by changes in regulators, laws and regulations.

The regulatory environment for banks, savings associations and other financial institutions is under scrutiny from Congress at this time.  New legislation may lead to significant changes in our regulatory environment.

Currently, we are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the FDIC, as insurer of our deposits.  Such regulation and supervision governs the activities in which an institution and its holding company may engage, and is intended primarily for the protection of the insurance fund and the depositors and borrowers of Northeast Community Bank rather than for holders of Northeast Community Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation, oversight, and fees assessed by our regulators, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

The current administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms.  The President’s plan contains several elements that would have a direct effect on Northeast Community Bancorp and Northeast Community Bank.  Under the initial proposed legislation, the federal thrift charter and the Office of Thrift Supervision would have been eliminated and all companies that control an insured depository institution would be required to register as a bank holding company.  The House Financial Services Committee, in cooperation with the Treasury Department, has prepared alternative legislation that would preserve the thrift charter as well as federal mutual holding companies.  Under this legislation, the Office of Thrift Supervision would be merged into the Office of the Comptroller of the Currency and a division within that agency would regulate federal thrifts.  All holding companies of thrifts would be bank holding companies regulated by the Federal Reserve.

Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation.  For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies.  Additionally, Office of Thrift Supervision regulations permit mutual holding company parents, such as Northeast Community Bancorp, MHC, to waive the receipt of dividends paid by their mutual holding company subsidiaries. Mutual holding companies in the bank holding company structure have generally not been permitted to waive dividends.  Accordingly, if Northeast Community Bancorp were required to register as a bank holding company, Northeast Community Bancorp, MHC may not be able to waive the receipt of dividends paid by Northeast Community Bancorp.  If it could not waive the receipt of dividends, Northeast Community Bancorp may have to reduce the rate of the dividends it pays to its shareholders.

The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market.  The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices.  If implemented, the foregoing regulatory reforms may have a material impact on our operations.  However, because the final legislation may differ significantly from the reform plan proposed by the President or from what is currently being discussed by Congress, we cannot determine the specific impact of regulatory reform at this time.

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

Northeast Community Bancorp, Inc.

Date: November 13, 2009	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer