Form 10-K
period 2009-12-31
NORTHEAST COMMUNITY BANCORP INC
filed 2010-03-30
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 0-51852

NORTHEAST COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

UNITED STATES	06-1786701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Hamilton Avenue, White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 684-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

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
Yes  ☐       No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was approximately $47.7 million.

The number of shares outstanding of the registrant’s common stock as of March 9, 2010 was 13,225,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Northeast Community Bancorp, Inc. operates, as well as nationwide, Northeast Community Bancorp, Inc.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, demand for loans and deposits, changes in quality or composition of our loan portfolio and changes in federal and state legislation and regulation.  For further discussion of factors that may affect our results, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K (“Form 10-K”).  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Northeast Community Bancorp, Inc. assumes no obligation to update any forward-looking statements.

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

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area and our lending territory.  We attract deposits from the general public and use those funds to originate multi-family residential, mixed-use and non-residential real estate and consumer loans, which we hold for investment.  We have been originating multi-family and mixed-use real estate loans for over half a century.  In 2007, we established a new commercial loan department and have increased this portfolio from no commercial loans at March 31, 2007 to $23.9 million of commercial loans committed with $10.4 million drawn at December 31, 2009.  We do not offer one- to four-family residential loans.

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

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County and we operate through our main office in White Plains, our five other full-service branch offices in the New York City boroughs of Manhattan (New York County), Brooklyn (Kings County) and Bronx (Bronx County) and our two full-service branch offices in Danvers and Plymouth, Massachusetts.  Our two Massachusetts branches were opened in the second quarter of 2009.   We generate deposits through our main office and seven branch offices.  We conduct lending activities throughout the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, and Pennsylvania.

Our primary market area includes a population base with a broad cross section of wealth, employment and ethnicity.  We operate in markets that generally have experienced relatively slow demographic growth, a characteristic typical of mature urban markets located throughout the Northeast region.  New York County is a relatively affluent market, reflecting the influence of Wall Street along with the presence of a broad spectrum of Fortune 500 companies.  Comparatively, Kings County and Bronx County are home to a broad socioeconomic spectrum, with a significant portion of the respective populations employed in relatively low wage blue collar jobs.  Westchester County is also an affluent market, serving as a desired suburban location for commuting into New York City as well as reflecting growth of higher paying jobs in the county, particularly in White Plains.  The counties in which the Danvers and Plymouth retail branches currently operate include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but, similar to many areas of the country, the underpinnings of these economies are now more service oriented, with employment spread across many economic sectors including service, finance, health-care, technology, real estate and government.

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

Competition

We face significant competition for the attraction of deposits.  The New York and Boston metropolitan areas have a significant concentration of financial institutions, including large money center and regional banks, community banks and credit unions.  Over the past 10 years, consolidation of the banking industry in the New York and Boston metropolitan areas has continued, resulting in larger and increasingly efficient competitors.  We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 0.09% or less of the deposits in Kings and New York counties, New York, approximately 0.64% and 0.17% of the deposits in Bronx and Westchester Counties, New York, respectively, and 0.24% and 0.29% of the deposits in Essex and Plymouth Counties, Massachusetts, respectively.

We also face significant competition for the origination of loans.  Our competition for loans comes primarily from financial institutions in our lending territory, and, to a lesser extent, from other financial service providers such as insurance companies, hedge funds and mortgage companies.  As our lending territory is based around densely populated areas surrounding urban centers, we face significant competition from regional banks, savings banks and commercial banks in the New York and Boston metropolitan areas as well as in the other states that we designate as our lending territory.  The competition for loans that we encounter, as well as the types of institutions with which we compete, varies from time to time depending upon certain factors, including the general

Index

availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

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

Lending Activities

General.  We originate loans primarily for investment purposes.  The largest segment of our loan portfolio is multi-family residential real estate loans.  We also originate mixed-use real estate loans and non-residential real estate loans, and in 2007 we began originating commercial loans.  To a limited degree, we make consumer loans and purchase participation interests in construction loans.  We currently do not originate one- to four-family residential loans and have no present intention to do so in the future.  We consider our lending territory to be the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, and Pennsylvania.  We do not originate or purchase subprime loans.

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

For the year ended December 31, 2009, originations of multi-family real estate loans in states other than New York and Massachusetts represented 37.3% of our total multi-family mortgage loan originations, and originations of mixed-use real estate loans in states other than New York and Massachusetts represented 4.7% of our total mixed-use mortgage loan originations.  For the year ended December 31, 2008, originations of multi-family real estate loans in states other than New York and Massachusetts represented 41.8% of our total multi-family mortgage loan originations, and originations of mixed-use real estate loans in New York and Massachusetts represented 100.0% of our total mixed-use mortgage loan originations.  We intend to continue our originations of multi-family and mixed-use real estate loans in the several states in which we are currently lending.

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

Index

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

We have been originating multi-family and mixed-use real estate loans in the New York market area for more than 75 years.  In the New York market area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with mortgage brokers, as the multi-family and mixed-use real estate loan market is primarily broker driven.  We have longstanding relationships with mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards.  During the past five years we have developed similar relationships with mortgage brokers in the other states within our lending territory, in particular Massachusetts, and will continue to do so in order to grow our loan portfolio.

The majority of the multi-family real estate loans in our portfolio are secured by twenty unit to one hundred unit apartment buildings.  At December 31, 2009, the majority of our mixed-use real estate loans are secured by properties that are at least 70% residential, but contain some non-residential space.

On December 31, 2009, the largest outstanding multi-family real estate loan had a balance of $8.6 million and is performing according to its terms at December 31, 2009.  This loan is secured by a 216 unit apartment complex located in Philadelphia, Pennsylvania.  The largest mixed-use real estate loan had a balance of $4.0 million and is performing according to its terms at December 31, 2009.  This loan is secured by a mixed-use building with 10 apartment units and 5 commercial units located in Jamaica, New York.  As of December 31, 2009, the average loan balance in our multi-family and mixed-use portfolio was approximately $667,000.

Non-residential Real Estate Loans.  Due to current market conditions, we discontinued offering new non-residential real estate loans effective the first quarter of 2009.  We will continue to monitor market conditions to determine whether we will resume offering such loans at a future date.  Our non-residential real estate loans are generally secured by office buildings, medical facilities and retail shopping centers that are primarily located in moderate income areas within our lending territory.

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

Index

At December 31, 2009, we had $105.2 million in non-residential real estate loans outstanding, or 26.8% of total loans.  Originations in states other than New York and Massachusetts represented 17.3% of our total originations of non-residential real estate loans for the year ended December 31, 2009 and 14.4% for the year ended December 31, 2008.

At December 31, 2009, the largest outstanding non-residential real estate loan had an outstanding balance of $4.5 million.  This loan is secured by a multi-tenant office building located in Lawrenceville, New Jersey, and was performing according to its terms at December 31, 2009.  At December 31, 2009, the largest outstanding non-residential real estate loan relationship with one borrower was comprised of six loans totaling $12.6 million secured by six office buildings located in the Syracuse, New York area.  These six loans were performing according to their terms at December 31, 2009.  As of December 31, 2009, the average balance of loans in our non-residential loan portfolio was $1.2 million.

In addition, at December 31, 2009, we had one note, which is treated as a loan in our non-residential loan portfolio with a net present value of $10.9 million that we received in connection with the sale of our First Avenue branch office building.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of New York City Branch Office.”

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

Commercial Loans.  Continuing our plan to diversify our portfolio, both geographically and by product type, in March 2007 we hired two individuals with significant commercial bank lending experience, a senior lending officer and a commercial underwriter, for our new commercial lending department.  Interest rates and payments on our commercial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes.  Our commercial loan portfolio increased from $22.8 million of commercial loans committed with $7.6 million drawn at December 31, 2008 to $23.9 million of commercial loans committed with $10.4 million drawn at December 31, 2009.

At December 31, 2009, the largest commercial loan and the largest outstanding commercial loan was a line of credit totaling $4.0 million, with a $2.0 million outstanding balance and a remaining available line of credit of $2.0 million.  This loan is secured by the assets of a construction business located in Pleasantville, New York.

At December 31, 2009, the largest outstanding commercial loan and mortgage loan relationship with one borrower was comprised of three loans totaling $2.5 million, consisting of two commercial loans totaling $2.4 million and a first mortgage loan with an outstanding balance of $165,000.  The two commercial loans consisted of a line of credit of $3.3 million, with an outstanding balance totaling $1.9 million and a remaining available line of credit of $1.4 million, and a term loan with an outstanding balance of $480,000.  The line of credit is secured by the assets of a construction business located in Mineola, New York and the term loan is secured by the cash value of a whole life insurance policy on the owner of the business.  The first mortgage loan is secured by the nonresidential property occupied by the business.

Index

All the aforementioned commercial loans were performing according to their terms at December 31, 2009.

Construction Loans.  Historically, we have purchased participation interests in loans to finance the construction of multi-family, mixed-use and non-residential buildings.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans.  Construction loans are typically for twelve to twenty-four month terms and pay interest only during that period.  All construction loans are underwritten as if they will be rental properties and must meet our normal debt service and loan to value ratio requirements on an as completed basis.  The outstanding balance of construction loan participation interests purchased totaled $15.1 million at December 31, 2009.  Due to current market conditions, we discontinued purchasing participation interests in construction loans effective the first quarter of 2009.

At December 31, 2009, the largest outstanding construction loan participation consisted of four loans with an aggregate outstanding balance of $7.5 million (net of loans in process of $78,000) for a total potential exposure of $7.6 million.  This balance represents our 25% participation ownership of the loans.  These loans are secured by a building undergoing renovation to become a 151 room hotel located in Long Beach, New York, and were performing according to their terms at December 31, 2009.

Consumer Loans.  We offer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts.  At December 31, 2009, our portfolio of consumer loans was $150,000, or 0.04% of total loans.

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

Index

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

During 2009, we continued our policy of purchasing participation interests in loans to finance the construction of multi-family, mixed-use and non-residential properties.  The outstanding balance of the construction loan participation interests purchased totaled $15.1 million at December 31, 2009.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings, all of which are reviewed and approved in advance of any participation transaction.  We review all of the documentation relating to any loan in which we participate, including annual financial statements provided by a borrower.  Additionally, we receive monthly statements on the loan from the lead lender.

Commercial Loan Originations.  We originate commercial loans from contacts made by our commercial loan officer.  Our commercial lending department does not utilize the services of loan brokers.

The Bank will consider granting credit to commercial and industrial businesses located within our lending area, which is defined as the Northeastern United States.  The Bank will consider the credit needs of businesses located in our lending area if we can effectively service the credit and if the customer has a strong financial position.

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

Mortgage loans in amounts between $1.0 million and $2.0 million, in addition to being approved by the Loan Origination Group, must be approved by the president and chief operating officer.  Mortgage loans in amounts greater than $2.0 million, in addition to being approved by the Loan Origination Group, must be approved by the president, the chief operating officer and a majority of the non-employee directors.  At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in mutual funds.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2009.

At December 31, 2009, our securities and short-term investments totaled $108.3 million and consisted primarily of $85.3 million in interest earning deposits in other financial institutions, including $74.6 million with the Federal Home Loan Bank of New York, $12.0 million in mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $8.7 million in short-term certificates of deposits at other financial institutions, and $2.3 million in Federal Home Loan Bank of New York stock.  At December 31, 2009, we had no investments in callable securities.

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

Index

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

Deposit Accounts.  Except for certificates of deposit obtained through  two nationwide listing services, as described below, substantially all of our depositors are residents of the States of New York and Massachusetts.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits principally consist of  interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts, noninterest-bearing demand accounts (such as checking accounts) and certificates of deposit.  At December 31, 2009, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, maturity matching deposit and loan products, and customer preferences and concerns.  We generally review our deposit mix and pricing weekly.  Our current strategy is to offer competitive rates and to be in the lower to middle of the market for rates on all types of deposit products.

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

During 2009, we discontinued our policy of offering non-brokered certificates of deposit through two nationwide certificate of deposit listing services.  Prior to that time, certificates of deposit under these listing services were accepted from banks, credit unions, non-profit organizations and certain corporations in amounts greater than $75,000 and less than $100,000.

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

Index

Personnel

As of December 31, 2009, we had 98 full-time employees and 4 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At December 31, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Subsidiaries

Northeast Community Bancorp’s only subsidiary is Northeast Community Bank.  The Bank has one wholly owned subsidiary, New England Commercial Properties LLC, a New York limited liability company.  New England Commercial Properties was formed in October 2007 to facilitate the purchase or lease of real property by the Bank and to hold real estate owned acquired by the Bank through foreclosure or deed-in-lieu of foreclosure.  As of December 31, 2009, New England Commercial Properties, LLC had $807,000 in assets, including $636,000 related to a foreclosed multi-family property located in Newark, New Jersey.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2009, Northeast Community Bank exceeded each of these capital requirements.

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

At December 31, 2009, the Bank met the criteria for being considered “well-capitalized.”

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily multi-family residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.

Index

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2009, Northeast Community Bank maintained 94.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Office of Thrift Supervision Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by Northeast Community Bank for the year ended December 31, 2009 totaled $109,000.

Index

Insurance of Deposit Accounts.  Northeast Community Bank’s deposits are insured up to applicable limits, which have generally been increased to $250,000 per depositor until January 1, 2014, by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For calendar 2008, assessments ranged from five to forty-three basis points of  each institution’s deposit assessment base.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The Federal Deposit Insurance Corporation made further refinements to its risk-based assessment that were effective April 1, 2009 and that effectively made the range seven to 77 1/2 basis points.  The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment of $205,000 was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation subsequently required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The Bank’s estimated assessments, which include an assumed annual assessment base increase of 5%, totaled $1.6 million, of which $1.5 million was recorded as a prepaid expense asset as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Federal law also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted.  Northeast Community Bank’s one-time credit approximated $308,000, all of which was used to offset assessments in 2007, 2008 and 2009.  The Federal Deposit Insurance Reform Act of 2005 also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the calendar year ending December 31, 2009 averaged 1.06 basis points of assessable deposits.

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

Federal Home Loan Bank System. Northeast Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Northeast Community Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Northeast Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2009 of $2.3 million.  Federal Home Loan Bank advances must be secured by specified types of collateral.

Index

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  For 2009, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million.  The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually and, for 2010, require a 3% ratio for up to $55.2 million and an exception of $10.7 million.  Northeast Community Bank complies with the foregoing requirements.

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

Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC (i) guaranteed, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provided full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009, later extended until June 30, 2010.  Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Bank elected to participate in the unlimited non-interest bearing transaction account coverage and the Bank and its holding companies elected to not participate in the unsecured debt guarantee program.  The Bank also will participate in the six month extension of the unlimited deposit insurance, to June 30, 2010, at a slightly greater cost.

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

Index

Regulatory Restructuring Legislation.  The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions.  Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board.  The federal savings association charter would be eliminated and federal associations required to become banks under some proposals, although others would grandfather existing charters such as that of the Bank.  Existing savings and loan holding companies would become subject to regulation as bank holding companies under certain proposals.  Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on the Bank, which could result in more stringent regulation.  At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

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

Index

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

Waivers of Dividends by Northeast Community Bancorp, MHC.  Office of Thrift Supervision regulations require Northeast Community Bancorp, MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Northeast Community Bancorp.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  Northeast Community Bancorp, MHC has waived receipt of all dividends from Northeast Community Bancorp in prior years and in 2009.

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

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of Northeast Community Bancorp, MHC, Northeast Community Bancorp and Northeast Community Bank, who serve at the Board’s discretion.  Our executive officers are:

Name	Position
Kenneth A. Martinek	President and Chief Executive Officer of the MHC, the Company and the Bank

Salvatore Randazzo	Executive Vice President, Chief Operating Officer and Chief Financial Officer of the MHC, the Company and the Bank

Susan Barile	Executive Vice President and Chief Mortgage Officer of the Bank

Below is information regarding our executive officer who is not also a director.  Age presented is as of December 31, 2009.

Susan Barile has served as Executive Vice President and Chief Mortgage Officer of the Bank since October 2006.  Prior to serving in this position, Ms. Barile spent 11 years as a multi-family, mixed-use and non-residential loan officer at the Bank.  Age 44.

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

Our recent emphasis on multi-family residential, mixed-use and non-residential real estate lending and our recent expansion into commercial lending and participation in construction loans could expose us to increased lending risks.

Our primary business strategy centers on continuing our emphasis on multi-family and mixed-use real estate loans.  We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending.  At December 31, 2009, $366.0 million, or 93.4%, of our loan portfolio consisted of multi-family residential, mixed-use and non-residential real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

Index

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

As with loans secured by multi-family, mixed-use and non-residential real estate, commercial loans tend to be of higher risk than one- to-four family residential mortgage loans.  We seek to minimize the risks involved in commercial lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees, whenever possible.  However, the capacity of a borrower to repay a commercial loan is substantially dependent on the degree to which his or her business is successful.  In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results.  At December 31, 2009, $10.4 million, or 2.7%, of our loan portfolio consisted of commercial loans.

Our participation interests in construction loans present a greater level of risk than loans secured by improved, occupied real estate due to:  (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems.  We have sought to minimize this risk by limiting the amount of construction loan participation interests outstanding at any time and spreading the participations between multi-family, mixed-use and non-residential projects.  At December 31, 2009, the outstanding balance of our construction loan participation interests totaled $15.1 million, or 3.9% of our total loan portfolio.  We currently do not participate in construction loans.

Our expanded lending territory could expose us to increased lending risks.

Our lending territory includes New York, Massachusetts, New Jersey, Connecticut and Pennsylvania.  Our Wellesley, Massachusetts loan production office was relocated to Danvers, Massachusetts in March 2009.  We opened a full service branch at this location and another full service branch in Plymouth, Massachusetts during the second quarter of 2009.  In 2009, approximately 43.4% of our total loan originations were outside the state of New York.  While we have over seventy five years of experience in multi-family and mixed-use real estate lending in the New York metropolitan area and have significant expertise in non-residential real estate lending, our experience in our expanded lending territory is more limited.  We have experienced loan officers throughout our lending area and we apply the same underwriting standards to all of our loans, regardless of their location.  However, there is no assurance that our loss experience in the New York metropolitan area will be the same in our expanded lending territory.  Because we only recently increased the number of out-of-state real estate loans in our portfolio, the lack of delinquencies and defaults in our loan portfolio over the past five years might not be representative of the level of delinquencies and defaults that could occur as we continue to expand our real estate loan originations outside of the New York metropolitan area.

We may not be able to successfully implement our plans for growth.

In 2004, we began to implement a growth strategy that expands our presence in other select markets in the Northeastern United States.  In 2004, we opened a loan production office in Wellesley, Massachusetts.  We relocated this loan production office to Danvers, Massachusetts in March 2009 and opened a full service branch at this location.  We opened another full service branch in Plymouth, Massachusetts during the second quarter of 2009.

When opportunities arise, we may continue to pursue opportunities to expand our branch network and our lending operations.

Index

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

When borrowers default and do not repay the loans that we make to them, we may lose money.  The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made.  Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.  Our allowance for loan losses amounted to 1.7% of total loans outstanding and 33.4% of nonperforming loans at December 31, 2009.  Our allowance for loan losses at December 31, 2009 may not be sufficient to cover future loan losses.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

We face intense competition both in making loans in our lending territory and attracting deposits in our primary market area.  This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  As of June 30, 2009, the most recent date for which information is available from the Federal Deposit Insurance Corporation, we held less than 0.09% of the deposits in Kings and New York counties, New York, approximately 0.64% and 0.17% of the deposits in Bronx and Westchester Counties, New York, respectively, and 0.24% and 0.29% of the deposits in Essex and Plymouth Counties, Massachusetts, respectively.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory.

Index

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

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund.  As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions.  Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $205,000.  In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.5 million.  Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly.  Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry.  The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions.  The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities.  Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences.  Factors that could continue to pressure financial services companies, including Northeast Community Bancorp, Inc., are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Index

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

Proposed regulatory reform may have a material impact on our operations.

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

We conduct our business through our main office and seven other full-service branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2009.

Location	Year Opened	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)
Corporate Headquarters and Main Office:

325 Hamilton Avenue White Plains, New York 10601	1994	N/A	Owned	$ 1,146

Branch Offices:

1470 First Avenue New York, NY 10021(1)	2006	04/30/2011	Leased	91

590 East 187th Street Bronx, New York 10458	1972	N/A	Owned	594

2047 86th Street Brooklyn, New York 11214	1988	N/A	Owned	825

242 West 23rd Street (2) New York, NY 10011	1996	N/A	Owned/Leased	917

1751 Second Avenue New York, NY 10128	1978	09/30/2015	Leased	28

87 Elm Street Danvers, MA 01923	2009	N/A	Owned	1,415

8 No. Park Avenue Plymouth, MA 02360	2009	N/A	Owned	1,870

Other Properties:

1353-55 First Avenue New York, NY 10021(3)	1946	2109	Leased	-

830 Post Road East Westport, Connecticut 06880	2007	4/30/2010	Leased	-
____________________________
(1)	The Bank has temporarily relocated its branch office at 1353-55 First Avenue to this property due to the sale and renovation of the building located at 1353-55 First Avenue. See footnote 3 below.
(2)	This property is owned by us, but is subject to a 99 year ground lease, the term of which expires in 2084.
(3)
In June 2007, the Bank sold this building and temporarily relocated its branch office located at 1353-55 First Avenue to 1470 First Avenue, New York, New York, while 1353-55 First Avenue is being renovated.  On June 30, 2007, the Bank entered into a 99 year lease agreement for office space on the first floor of the building at 1353-55 First Avenue so that the Bank may continue to operate a branch office at this location after the building has been renovated.  The lease will commence upon completion of construction at 1353-55 First Avenue.

Index

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At December 31, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	[RESERVED AND REMOVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “NECB.”  The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ, and the dividends declared by the Company during each quarter of the two most recent fiscal years.  See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Institutions—Limitation on Capital Distributions” and Note 2 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

	Dividends	High	Low

2009:

First Quarter	$0.03	$8.14	$6.85
Second Quarter	0.03	9.49	7.05
Third Quarter	0.03	9.00	6.60
Fourth Quarter	0.03	7.52	6.10

2008:

First Quarter	$0.03	$12.50	$11.40
Second Quarter	0.03	11.98	11.24
Third Quarter	0.03	11.47	8.00
Fourth Quarter	0.03	9.51	6.00

Northeast Community Bancorp, MHC, the Company’s majority stockholder, has waived receipt of all dividends declared by the Company.  During 2009, the aggregate amount of dividends waived was $873,000.  On a cumulative basis, $2,182,000 of such dividends have been waived through December 31,2009.

As of  March 3, 2010, there were approximately 288 holders of record of the Company’s common stock.

The Company did not repurchase any of its common stock during the fourth quarter of 2009 and, at December 31, 2009, we had no publicly announced repurchase plans or programs.

Index

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$527,276	$424,228	$343,895	$288,417	$238,821
Cash and cash equivalents	88,718	36,534	39,146	36,749	27,389
Securities held to maturity	11,845	2,078	2,875	27,455	12,228
Securities available for sale	176	182	320	355	362
Loans receivable, net	386,266	363,616	283,133	201,306	190,896
Bank owned life insurance	10,522	8,902	8,515	8,154	–
Deposits	379,518	261,430	225,978	188,592	193,314
Federal Home Loan Bank advances	35,000	40,000	–	–	–
Total stockholders’ equity	107,448	110,502	108,829	96,751	43,120

Operating Data:
Interest income	$24,373	$21,947	$17,602	$15,348	$13,652
Interest expense	10,092	8,550	5,918	4,493	3,110
Net interest income	14,281	13,397	11,684	10,855	10,542
Provision for loan losses	7,314	411	338	–	–
Net interest income after provision for loan losses	6,967	12,986	11,346	10,855	10,542
Gain (loss) on sale of premises and equipment	–	–	18,962	(5)	(19)
Noninterest income	1,498	1,794	805	624	553
Noninterest expenses	13,893	11,500	9,826	8,870	7,515
Income (loss) before provision for income taxes	(5,428)	3,280	21,287	2,604	3,561
Provision for income taxes (benefit)	(2,812)	1,178	9,150	1,046	1,571
Net income (loss)	$(2,616)	$2,102	$12,137	$1,558	$1,990
Net income (loss) per share – basic and diluted (1)	$(0.20)	$0.16	$0.95	$0.06	N/A
Dividends declared per share	$0.12	$0.12	$0.06	$–	$–
___________________________
(1)	The Company completed its initial public stock offering on July 5, 2006.

Index

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
Performance Ratios:
Return on average assets (1)	(0.54)%	0.54%	3.94%	0.57%	0.83%
Return on average equity (1)	(2.37)	1.91	11.70	2.24	4.69
Interest rate spread (2)	2.49	2.73	3.13	3.65	4.27
Net interest margin (3)	3.08	3.63	4.09	4.24	4.55
Noninterest expense to average assets	2.86	2.96	3.19	3.26	3.13
Efficiency ratio (1) (4)	88.05	75.70	31.24	77.31	67.85
Average interest-earning assets to
average interest-bearing liabilities	127.33	138.82	146.61	133.99	120.33
Average equity to average assets	22.77	28.35	33.67	25.57	17.65

Capital Ratios - Bank:
Tangible capital	15.66	19.45	24.18	25.46	17.92
Core capital	15.66	19.45	24.18	25.46	17.92
Total risk-based capital	27.01	30.65	37.50	44.58	33.08

Asset Quality Ratios:
Allowance for loan losses as a percent of
total loans	1.72	0.51	0.53	0.60	0.63
Allowance for loan losses as a percent of
nonperforming loans	33.41	57.92	65.48	N/M	N/M
Net charge-offs to average outstanding
loans during the period	0.62	0.01	0.02	0.00	0.00
Non-performing loans as a percent
of total loans	5.14	0.88	0.80	0.00	0.00

Other Data:
Number of:
Real estate loans outstanding	497	491	485	400	399
Deposit accounts	15,781	14,449	15,025	15,898	17,243
Offices (5)	10	9	9	8	8
________________________________
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
(5)
At December 31, 2009, includes our main office, our seven other full-service branch offices, our investment advisory service office in Westport, Connecticut, and a leased property for future branch office use.

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

Sale of New York City Branch Office

On June 29, 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Bank received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Bank received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  On July 29, 2009, prior to the due date, the $10.9 million Combined Note was extended to January 31, 2010.  The amount due on such date includes interest and expenses.  The Company is currently negotiating with the borrower to extend the terms of the Combined Note.  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a first mortgage on the Property.  Based on a current appraisal, the loan to value is significantly less than 50%.  This note is not treated as a loan or extension of credit for purposes of the regulatory limits on loans to one borrower.

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

In connection with the sale of the branch office building, the Bank entered into a 99-year lease agreement to enable the Bank to retain a branch office at 1353-55 First Avenue.  This lease will be effective upon the completion of the renovation of the property.  We have temporarily relocated our First Avenue branch office to 1470 First Avenue while 1353-55 First Avenue is being renovated.

Index

Acquisition of the Business Assets of Hayden Financial Group LLC

On November 16, 2007, the Bank acquired the operating assets of Hayden Financial Group LLC (“Hayden”), an investment advisory firm located in Connecticut, at a cost of $2.0 million.  The Bank paid $1.3 million at closing, and $700,000 will be paid in four annual installments of $175,000.  The acquisition of these business assets has enabled the Bank to expand the services it provides to include investment advisory and financial planning services to the then-existing Hayden customer base as well as future customers through a networking arrangement with a registered broker-dealer and investment adviser.  In connection with this transaction, we acquired intangible assets related to customer relationships of $710,000 and goodwill of $1,310,000 and booked a note payable with a present value of $625,000.  The intangible asset has been determined to have an 11.7-year life and, absent impairment issues, is being amortized to operations over that period using the straight-line method.  Both the intangible assets and goodwill will be subject to impairment review on no less than an annual basis.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2009 was $328,000 and note discount accreted during 2009 totaled $22,000.  The acquired business is being operated as a division of the Bank and, during 2009, generated total revenues of approximately $713,000.

Balance Sheet Analysis

Overview.  Total assets at December 31, 2009, increased by $103.1 million, or 24.3%, to $527.3 million from total assets of $424.2 million at December 31, 2008.  The increase was primarily due to increases of $52.2 million in cash and cash equivalents, $22.7 million in loans receivable, net, $9.8 million in investment securities held-to-maturity, $8.2 million in certificates of deposits at other financial institutions, $5.0 million in other assets, $3.9 million in premises and equipment, and $1.6 million in bank owned life insurance.

These increases were funded by an increase of $118.1 million in deposits, partially offset by decreases of $5.0 million in Federal Home Loan Bank advances, $3.5 million in advance payments by borrowers for taxes and insurance, and $3.4 million in accounts payable and accrued expenses.  As of December 31, 2009, the Company, on a consolidated basis, had stockholders equity of $107.4 million, or 20.4% of assets.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate real estate loans secured by multi-family residential real estate, mixed-use real estate and non-residential real estate.  To a much lesser extent, we originate commercial and consumer loans and purchase participation interests in construction loans.  At December 31, 2009, loans receivable, net, totaled $386.3 million, an increase of $22.7 million, or 6.2%, from total loans receivable, net, of $363.6 million at December 31, 2008.  The promissory notes that the Bank received in connection with the sale of the Bank’s branch office building located at 1353-55 First Avenue, which had a $10.9 million and $10.7 million balance at December 31, 2009 and 2008, respectively, are included in the non-residential segment of our real estate loan portfolio for both 2009 and 2008.

The largest segment of our real estate loans is multi-family residential loans.  As of December 31, 2009, these loans totaled $201.1 million, or 51.3% of our total loan portfolio, compared to $186.2 million, or 51.1% of our total loan portfolio at December 31, 2008.  As of December 31, 2009, mixed-use loans totaled $59.8 million, or 15.3% of our total loan portfolio, compared to $58.3 million, or 16.0% of our total loan portfolio at December 31, 2008.  Non-residential real estate loans totaled $105.2 million, or 26.8% of our total loan portfolio at December 31, 2009, compared to $102.8 million, or 28.2% of our total loan portfolio at December 31, 2008.  At December 31, 2009 and 2008, one- to four-family residential real estate loans totaled $244,000 and $275,000, or 0.1% and 0.1% of our total loan portfolio, respectively.

At December 31, 2009, our commercial loan portfolio totaled $23.9 million in committed loans, with $10.4 million drawn against such commitments, compared to $22.8 million in committed loans, with $7.6 million drawn against such commitments at December 31, 2008.  In both 2009 and 2008 we also purchased participation interests in construction loans secured by multi-family, mixed-use and non-residential properties.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans.  The outstanding balance of construction loan participation interests purchased totaled $15.1 million, or 3.9% of our total loan portfolio at December 31, 2009 compared to $9.0 million or 2.5% of our total loan portfolio at December 31, 2008.

Index

In addition, we also originate several types of consumer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts.  Consumer loans totaled $150,000 and represented 0.04% of total loans at December 31, 2009  compared to $114,000, or 0.03%, of total loans at December 31, 2008.

Index

           The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Residential Real Estate:
One- to four-family	$244	0.06%	$275	0.08%	$304	0.11%	$405	0.20%	$587	0.31%
Multi-family (1)	201,059	51.30	186,199	51.11	138,767	48.95	110,389	54.76	100,360	52.43
Mixed-use (1)	59,779	15.25	58,317	16.00	52,559	18.54	42,576	21.12	43,919	22.94
Total residential real estate
loans	261,082	66.61	244,791	67.19	191,630	67.60	153,370	76.08	144,866	75.68

Non-residential real estate (1)	105,194	26.84	102,785	28.21	79,305	27.98	47,802	23.71	46,219	24.14
Total real estate	366,276	93.45	347,576	95.40	270,935	95.58	201,172	99.79	191,085	99.82

Construction loans	15,121	3.86	9,025	2.48	9,456	3.34	–	–	–	–
Commercial loans	10,400	2.65	7,620	2.09	2,977	1.05	–	–	–	–

Consumer:
Overdraft lines of credit	60	0.02	57	0.02	69	0.02	71	0.04	83	0.04
Passbook loans	90	0.02	57	0.01	19	0.01	348	0.17	268	0.14
Total consumer loans	150	0.04	114	0.03	88	0.03	419	0.21	351	0.18
Total loans	391,947	100.00%	364,335	100.00%	283,456	100.00%	201,591	100.00%	191,436	100.00%

Net deferred loan costs	1,052		1,146		1,166		915		660
Allowance for losses	(6,733)		(1,865)		(1,489)		(1,200)		(1,200)
Loans, net	$386,266		$363,616		$283,133		$201,306		$190,896

____________________________
(1)	Includes equity lines of credit that we originate on properties on which we hold the first mortgage.

Index

The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loans repricing or maturing during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2009
	Residential Real Estate Loans	Non- Residential Real Estate Loans	Commercial Loans	Construction Loans	Consumer and other Loans	Total Loans
	(In thousands)
One year or less	$23,755	$34,845	$9,695	$15,121	$150	$83,566
More than one year to five years	226,516	66,441	580	-	-	293,537
More than five years	10,811	3,908	125	-	-	14,844
Total	$261,082	$105,194	$10,400	$15,121	$150	$391,947

The following table sets forth the dollar amount of all loans at December 31, 2009 that are due after December 31, 2010 and have either fixed or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Residential real estate:
One- to four-family	$65	$-	$65
Multi-family	5,524	174,781	180,305
Mixed-use	3,210	53,746	56,956
Non-residential real estate	2,512	67,837	70,349
Construction loans	-	-	-
Commercial loans	706	-	706
Consumer and other loans	-	-	-
Total	$12,017	$296,364	$308,381

Index

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2009	2008	2007	2006	2005
	(In thousands)
Total loans at beginning
of period	$364,335	$283,456	$201,591	$191,436	$168,675
Loans originated:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	22,423	70,450	43,376	19,409	24,551
Mixed-use	7,922	6,616	16,098	7,304	9,794
Non-residential real estate	6,920	42,954	24,451	9,010	23,831
Construction loans	–	–	–	–	–
Commercial loans	3,026	4,794	3,012	–	–
Consumer and other loans	35	87	17	80	–
Total loans originated	40,326	124,901	86,954	35,803	58,176
Construction loan participation
purchased	5,198	5,406	11,695	–	–
Permanent loan participation
purchased	–	2,971	–	–	–
Loan from sale of building	–	–	16,341	–	–
Deduct:
Loan principal repayments	20,029	44,069	32,109	25,648	35,415
Loan sales	–	7,045	1,505	–	–
Total deductions	20,029	51,114	33,614	25,648	35,415
Other increases (decreases), net.	2,117	(1,285)	489	–	–
Total loans at end of period	$391,947	$364,335	$283,456	$201,591	$191,436

Securities.  Our securities portfolio consists primarily of residential mortgage-backed securities.  Securities increased by $9.8 million, or 431.9%, from $2.3 million at December 31, 2008, to $12.0 million at December 31, 2009.  The increase was primarily due to purchases of $10.2 million, offset by maturities and repayments of $392,000.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Fannie Mae common stock	$-	$-	$4	$1	$4	$46
Mortgage-backed securities- residential	174	176	183	181	273	274
Total	$174	$176	$187	$182	$277	$320

Securities held to maturity:
Mortgage-backed securities - residential	11,845	11,875	2,078	2,050	2,875	2,890
Total	$11,845	$11,875	$2,078	$2,050	$2,875	$2,890

During 2009, the Company determined that its investment in Fannie Mae common stock was other than-temporarily impaired and wrote off its entire $4,000 investment.

At December 31, 2009, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

Index

The following table sets forth the stated final  maturities and weighted average yields of debt securities at December 31, 2009.  Certain mortgage-backed securities have adjustable interest rates and will re-price annually within the various maturity ranges.  These re-pricing schedules are not reflected in the table below.  At December 31, 2009, mortgage-backed securities with adjustable rates totaled $12.0 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	-	-	-	-	-	-	176	3.02%	176	3.02
Total securities available for sale	$-	-%	$-	-	$-	-	$176	3.02%	$176	3.02%

Securities held to maturity:
Mortgage-backed securities	$-	-	$21	3.33%	$336	3.45%	$11,488	3.73%	$11,845	3.72%
Total securities held to maturity	$-	-	$21	3.33%	$336	3.45%	$11,488	3.73%	$11,845	3.72%

Index

Deposits.  Our primary source of funds is retail deposit accounts which are comprised of savings accounts, demand deposits and certificates of deposit held primarily by individuals and businesses within our primary market area and non-broker certificates of deposit gathered through two nationwide certificate of deposit listing services. The non-broker certificates of deposits were accepted from banks, credit unions, non-profit organizations and certain corporations in amounts greater then $75,000 and less then $100,000.

Deposits increased by $118.1 million, or 45.2%, in the year ended December 31, 2009.  The increase in deposits was primarily attributable to an effort by the Bank to increase deposits through the opening of two new branch offices in Massachusetts during the second quarter of 2009 and the offering of competitive interest rates in our retail branches.  During 2009, the Bank discontinued its policy of offering non-brokered certificates of deposit through two nationwide certificate of deposit listing services.  As a result, our retail branches attracted $171.5 million in additional deposits that were offset by a decrease of $53.4 million in certificates of deposits obtained through the deposit listing services.  At December 31, 2009, the Bank had a total of $10.2 million in certificates of deposits that had been obtained through the two nationwide certificate of deposits listing services.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Now and money market deposit accounts	$72,755	19.2%	$24,595	9.4%	$21,839	9.6%
Savings accounts	60,033	15.8	56,987	21.8	57,346	25.4
Noninterest bearing demand deposits	11,594	3.0	6,209	2.4	1,745	0.8
Certificates of deposit	235,136	62.0	173,639	66.4	145,048	64.2

Total	$379,518	100.0%	$261,430	100.0%	$225,978	100.0%

The following table indicates the amount of certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of December 31, 2009.  We do not solicit jumbo certificates of deposit nor do we offer special rates for jumbo certificates.  The minimum deposit to open a certificate of deposit ranges from $500 to $2,500.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$7,002
Over three through six months	15,985
Over six through twelve months	54,121
Over twelve months	22,838
Total	$99,946

Borrowings.  We may utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.  Advances from the Federal Home Loan Bank of New York (“FHLB”) decreased to $35.0 million as of December 31, 2009 from $40.0 million FHLB advances outstanding as of December 31, 2008.  The reduction in FHLB advances was funded by increases in deposits.

Index

The contractual maturities of FHLB advances at December 31, 2009 are as follows:

	Amount	Weighted Average Interest Rate
Advances maturing in:
One year or less	$10,000	3.58%
After one to two years	10,000	2.80%
After four to five years	15,000	3.68%

	$35,000	3.40%

In conjunction with the Hayden acquisition on November 16, 2007, the Company incurred a four-year zero-coupon note payable of $700,000.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2009 was $328,000 and note discount accreted during 2009 totaled $22,000.

Stockholders’ Equity.  Stockholders’ equity decreased by $3.1 million, or 2.8%, to $107.4 million at December 31, 2009, from $110.5 million at December 31, 2008.  The decrease was primarily due to net loss of $2.6 million.  In addition, stockholders’ equity increased by $196,000 due to earned ESOP shares, and decreased by $662,000 of cash dividends declared to minority stockholders.  Northeast Community Bancorp, MHC, the Company’s majority stockholder, received approval of the Office of Thrift Supervision to waive its right to receive its share of cash dividends declared by the Company in 2009, which totaled approximately $873,000, and for similar quarterly cash dividends, if any, to be paid for the first and second quarters of 2010.  On a cumulative basis, $2,182,000 of such dividends have been waived through December 31,2009.  We anticipate that the MHC will continue to waive receipt of all dividends declared by the Company, subject to applicable regulatory approvals.

Index

Results of Operations for the Years Ended December 31, 2009 and 2008

Overview.

	2009	2008	% Change 2009/2008
	(Dollars in thousands)

Net income (loss)	$(2,616)	$2,102	(224.5)%
Return on average assets	(0.54)%	0.54%	(200.0)
Return on average equity	(2.37)	1.91	(224.1)
Average equity to average assets	22.77	28.35	(19.7)

Net income (loss) for the year ended December 31, 2009 decreased by $4.7 million, or 224.5%, to $(2.6) million from $2.1 million in 2008.  The decrease was primarily the result of increases in the provision for loan losses, decreases in non-interest income, additional non-interest expenses associated with the opening of two new branch locations in Massachusetts, and increases in FDIC insurance premiums, including a special assessment as of June 30, 2009.  These items were partially offset by an increase in net interest income and a decrease in provision for income taxes.

Net Interest Income.  Net interest income increased by $884,000, or 6.6%, to $14.3 million for the year ended December 31, 2009, from $13.4 million for the year ended December 31, 2008.  The increase in net interest income resulted primarily from an increase in interest income due to increased loan originations that exceeded an increase in interest expense resulting from increased deposits and borrowings.  The increase in net interest income was partially offset by a decrease of $3.9 million in average net interest-earning assets.

The net interest spread decreased by 24 basis points to 2.49% for the year ended December 31, 2009, from 2.73% for the year ended December 31, 2008.  The net interest margin decreased by 55 basis points to 3.08% for the year ended December 31, 2009, from 3.63% for the year ended December 31, 2008.

The decrease in the interest rate spread and the net interest margin in 2009 compared to 2008 was due to the yield on our interest-earning assets decreasing more than the corresponding decrease in the cost of our interest-bearing liabilities.  The yield on our interest-earning assets decreased by 68 basis points to 5.26% for the year ended December 31, 2009, from 5.94% for the year ended December 31, 2008 and the cost of our interest-bearing liabilities decreased by 44 basis points to 2.77% for the year ended December 31, 2009, from 3.21% for the year ended December 31, 2008.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2009.

Index

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances have been calculated using average daily balances.  Average loan balances include nonaccrual loans.  Loan fees are included in interest income on loans.  Interest income on loans and investment securities has not been calculated on a tax equivalent basis because the impact would be insignificant.

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$389,547	$23,925	6.14%	$326,472	$21,008	6.43%	$232,496	$14,894	6.41%
Securities	5,042	218	4.32	4,074	201	4.93	16,664	839	5.03
Other interest-earning assets	68,564	230	0.34	38,749	738	1.90	36,813	1,869	5.08
Total interest-earning assets	463,153	24,373	5.26	369,295	21,947	5.94	285,973	17,602	6.16
Allowance for loan losses	(2,546)			(1,558)			(1,362)
Noninterest-earning assets	25,026			20,967			23,535
Total assets	$485,633			$388,704			$308,146

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$37,253	$423	1.14%	$21,817	$144	0.66%	$20,704	$117	0.57%
Savings and club accounts	63,737	461	0.72	59,392	450	0.76	58,963	415	0.70
Certificates of deposit	219,125	7,796	3.56	164,196	7,224	4.50	115,032	5,365	4.66
Total interest-bearing deposits	320,115	8,680	2.71	245,405	7,818	3.19	194,699	5,897	3.03

Borrowings	43,622	1,412	3.24	20,620	732	3.55	352	21	5.97
Total interest-bearing liabilities	363,737	10,092	2.77	266,025	8,550	3.21	195,051	5,918	3.03

Noninterest-bearing demand	2,920			2,646			1,753
Other liabilities	8,410			9,850			7,583
Total liabilities	375,067			278,521			204,387

Stockholders’ equity	110,566			110,183			103,759
Total liabilities and
Stockholders’ equity	$485,633			$388,704			$308,146
Net interest income		$14,281			$13,397			$11,684
Interest rate spread			2.49			2.73			3.13
Net interest margin			3.08			3.63			4.09
Net interest-earning assets	$99,416			$103,270			$90,922
Interest-earning assets to interest-
bearing liabilities	127.33%			138.82%			146.61%

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

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$3,909	$(992)	$2,917	$6,047	$67	$6,114
Investment securities	44	(27)	17	(621)	(17)	(638)
Other interest-earning assets	342	(850)	(508)	94	(1,225)	(1,131)
Total interest-earning assets	4,295	(1,869)	2,426	5,520	(1,175)	4,345

Interest expense:
Interest-bearing demand deposits	138	141	279	7	20	27
Savings accounts	32	(21)	11	3	32	35
Certificates of deposit	2,123	(1,551)	572	2,179	(320)	1,859
Borrowings	750	(70)	680	723	(12)	711
Total interest-bearing liabilities	3,043	(1,501)	1,542	2,912	(280)	2,632
Net change in interest income	$1,252	$(368)	$884	$2,608	$(895)	$1,713

Provision for Loan Losses.  We recorded provisions for loan losses of $7.3 million and $411,000 for 2009 and 2008, respectively.  During 2009, we charged-off $2.4 million against five non-performing non-residential mortgage loans and three non-performing multi-family mortgage loans to reduce the aggregate carrying value to $4.1 million as of December 31, 2009.  During 2008, we charged-off $35,000 on a mixed-used mortgage loan that was subsequently foreclosed and sold in 2008.  The primary reason for the increased provision during 2009 was the continued deterioration of the national and local economies and the continuing decline in the market value of commercial and multi-family real estate collateral, as reflected in the increase in our non-performing loans and non-performing assets.  Recognizing this deterioration, the Bank slowed loan growth subsequent to the first quarter of 2009 leading to a modest increase in the total loan portfolio of $5.4 million or 1.4% to $391.9 million at December 31, 2009 from $386.5 million at March 31, 2009.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

There were no recoveries during the years ended December 31, 2009 and  2008.

Noninterest Income.  The following table shows the components of noninterest income for the years ended December 31, 2009 and 2008.

	2009	2008	% Change 2009/2008
	(Dollars in thousands)
Service charges	$371	$478	(22.4)%
Impairment loss on securities	(4)	-	N.A.
Net loss from premises and equipment	(18)	-	N.A.
Earnings on bank owned life insurance	420	386	8.8
Investment advisory fees	713	878	(18.8)
Other	16	52	(69.2)
Total	$1,498	$1,794	(16.5)

Index

The decrease in noninterest income was primarily due to a $165,000 decrease in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division and a $107,000 decrease in other loan fees and service charges.

Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	% Change 2009/2008
	(Dollars in thousands)
Salaries and employee benefits	$6,816	$5,872	16.1%
Net occupancy expense of premises	1,375	1,140	20.6
Equipment	730	517	41.2
Outside data processing	776	826	(6.1)
Advertising	348	225	54.7
REO expenses	177	381	(53.5)
FDIC insurance premiums	541	33	1,539.4
Service contracts	268	212	26.9
Insurance	200	163	22.6
Audit and accounting	310	267	16.3
Directors compensation	297	287	3.6
Telephone	270	165	63.5
Office supplies and stationary	221	218	1.1
Director, officer, and employee expenses	292	269	8.7
Legal fees	381	290	31.3
Other	891	635	33.3
Total noninterest expenses	$13,893	$11,500	20.8

Non-interest expense increased by $2.4 million, or 20.8%, to $13.9 million for the year ended December 31, 2009 from $11.5 million for the year ended December 31, 2008.  The increase resulted primarily from increases relating to the opening of two new branch locations in Massachusetts and FDIC deposit insurance premiums.  Specifically, the Company recorded increases of $944,000 in salaries and employee benefits, $508,000 in FDIC insurance expense, $235,000 in occupancy expense, $213,000 in equipment expense, and $123,000 in advertising expense.  These increases were partially offset by a decrease of $204,000 in real estate owned expenses.  All other expense categories increased in the aggregate by $697,000, or 19.6%, an increase which is in line with noninterest expense as a whole and reflects the growth of the Bank.

Salaries and employee benefits, which represented 49.1% of the Company’s non-interest expense for the year ended December 31, 2009, increased by $944,000, or 16.1%, to $6.8 million in 2009 from $5.9 million in 2008 due to an increase in the number of full time equivalent employees from 89 at December 31, 2008 to 100 at September 30, 2009.  The increase was due to the additional staff for the two new branch offices in Massachusetts.

FDIC insurance expense increased by $508,000, or 1,539.4%, to $541,000 in 2009 from $33,000 in 2008 due to increased deposit insurance rates in the current period and the special assessment of $205,000 charged as of June 30, 2009.

Occupancy expense increased by $235,000, or 20.6%, to $1.4 million in 2009 from $1.1 million in 2008 due to the addition of two new branch offices and increases in utility expense and real estate tax expense.

Equipment expense increased by $213,000, or 41.2%, to $730,000 in 2009 from $517,000 in 2008 due to the addition of two new branch offices and the upgrade of equipment.

Index

Advertising expense increased by $123,000, or 54.7%, to $348,000 in 2009 from $225,000 in 2008 due to a marketing campaign in connection with the opening of the two new branch offices in Massachusetts and an increased effort to market the Bank’s deposit and investment products and services.

The real estate owned expense of $177,000 in 2009 was due to the Bank’s recognition of a $98,000 loss on the disposition of two foreclosed multi-family properties located in Hampton, New Hampshire and Mamaroneck, New York and net operating expenses of $79,000 in connection with the maintenance and operation of a foreclosed property located in Newark, New Jersey.  This compared to real estate owned expense of $381,000 in 2008 due primarily to an impairment loss of $369,000 on a foreclosed multi-family property due to a fair value calculation based on an appraisal.

Income Taxes.  Income tax expense decreased by $4.0 million to a benefit of $2.8 million for the year ended December 31, 2009 from an expense of $1.2 million for the year ended December 31, 2008.  The decrease resulted primarily from a $8.7 million decrease in pre-tax income in 2009 compared to 2008.  The effective tax rate was a benefit of 51.8% for the year ended December 31, 2009 and an expense of 35.9% for the year ended December 31, 2008.

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

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status.  When the ten day grace period expires and the payment has not been received, a late payment notice is mailed and telephone contact is initiated.  Throughout the rest of the month that payment is due, the borrower is called several times.  If the payment has not been received by the end of the month, the borrower is informed that the loan will be placed in foreclosure within two weeks.  On the 45th day after payment is due, the loan is forwarded to the problem  loan officer who will review the file and may authorize an acceleration letter.  Once a foreclosure action has been instituted, a written agreement between the Bank and the debtor will be required to discontinue the foreclosure action.  We may consider loan workout arrangements with certain borrowers under certain circumstances.  If no satisfactory resolution to the delinquency is forthcoming, the note and mortgage may be sold prior to a foreclosure sale or  the real property securing the loan would be sold at foreclosure.

In addition, nonperforming loans and potential nonperforming loans are reviewed on a regular basis by management’s Special Assets Group that is comprised of two trouble debt officers, one loan department personnel and one loan workout specialist.  The President and the Chief Operating Officer also participate in regular meetings of the Special Assets Group.  Members of the Special Assets Group maintain regular contact with delinquent borrowers in an effort to determine the reason for nonperformance, to discuss potential restructuring of monthly mortgage payment obligations, and to ensure the underlying security property is adequately maintained.

Index

Management reports to the board of directors monthly regarding the amount of loans past-due more than 30 days.

Analysis of Nonperforming and Classified Assets.  We generally consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  It is generally our policy to continue to accrue interest on past-due loans and loans in foreclosure as long as management determines that these loans are well secured and in the process of collection.  When a loan is placed on nonaccrual status, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are applied in the following order; to interest, late charges, escrow and outstanding principal.

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

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$–	$–	$–	$–	$–
Multi-family	5,806	261	666	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	14,344	1,614	1,200	–	–
Construction	–	–	–	–	–
Consumer and other loans	–	–	1	–	–
Total	20,150	1,875	1,867	–	–

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	–	–	407	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Consumer and other loans	–	–	–	2	–
Total	–	–	407	2	–
Total of nonaccrual and 90 days or
more past due loans	20,150	1,875	2,274	2	–

Foreclosed real estate	636	832	–	–	–
Other nonperforming loans	–	1,345	–	–	–
Total nonperforming assets	20,786	4,052	2,274	2	–

Troubled debt restructurings	13,175	–	–	–	–

Troubled debt restructurings and
total nonperforming assets	$33,961	$4,052	$2,274	$2	$–

Total nonperforming loans to total loans	5.14%	0.88%	0.80%	0.00%	0.00%
Total nonperforming assets to total assets	3.94%	0.96%	0.66%	0.00%	0.00%
Total nonperforming assets and troubled
debt restructurings to total assets	6.44%	0.96%	0.66%	0.00%	0.00%

Non-accrual loans at December 31, 2009 consisted of thirteen loans in the aggregate – seven multi-family mortgage loans and six non-residential mortgage loans.

The seven non-accrual multi-family mortgage loans, net of charge-off of $857,000, totaled $5.8 million at December 31, 2009, consisting of the following:  multi-family mortgage loans with an outstanding balance of $2.9 million secured by an apartment building located in New York, New York; an outstanding balance of $1.2 million secured by an apartment building located in Cambridge, Massachusetts; an outstanding balance of $903,000, net of a charge-off of $231,000, secured by an apartment building located in Paterson, New Jersey; an outstanding balance of $320,000 secured by an apartment building located in Elizabeth, New Jersey; an outstanding balance of $275,000, net of a charge-off of $187,000, secured by an apartment building located in Herkimer, New York; an outstanding balance of $197,000 secured by an apartment building located in Southbridge, Massachusetts; and an outstanding balance of zero, net of a charge-off of $439,000, secured by an apartment building located in Poughkeepsie, New York.

Index

The six non-accrual non-residential mortgage loans, net of charge-offs of $707,000, totaled $14.3 million at December 31, 2009.  One of the non-accrual non-residential mortgage loans had an outstanding balance of $10.9 million and is related to the sale of the 1353-55 First Avenue, New York, New York branch office building (the “Property”).  The loan is secured by the interests in the companies owning the Property and a first mortgage on the Property.  Based on a current appraisal, the loan to value is significantly less than 50%.  The second non-accrual non-residential mortgage loan had an outstanding balance of $1.1 million and is secured by an office building located in Newburgh, New York.  The third non-accrual non-residential mortgage loan had an outstanding balance of $770,000, net of a charge-off of $58,000, and is secured by an office/warehouse industrial facility located in Portland, Connecticut.  The fourth non-accrual non-residential mortgage loan had an outstanding balance of $700,000, net of a charge-off of $249,000, and is secured by two gasoline stations located in Putnam and Westchester Counties, New York.  The fifth non-accrual non-residential mortgage loan had an outstanding balance of $448,000 and is secured by a restaurant with 23 boat slips located in Far Rockaway, New York.  The sixth non-accrual non-residential mortgage loan had an outstanding balance of $437,000, net of a charge-off of $400,000,  and is secured by a strip shopping center and warehouse located in Tobyhanna, Pennsylvania.

We are in the process of foreclosing on five of the seven multi-family and four of the six non-residential properties.  Based on recent fair value analyses of these properties, the Bank does not expect any losses beyond the amounts already charged off on the disposition of the properties.  Twelve of the above-mentioned thirteen loans have been classified as substandard.  The $10.9 million loan secured by the Property has been classified as special mention.

Interest income that would have been recorded for the year ended December 31, 2009 had non-accruing loans been current to their original terms amounted to approximately $1.2 million.  During the year ended December 31, 2009, the Bank recognized interest income of approximately $453,000 on the nonaccrual loans.

At December 31, 2009, the foreclosed property had a net balance of $636,000 and consisted of a six unit multi-family building located in Newark, New Jersey.  We renovated this property and have leased all the units, with the eventual goal of marketing the property when the real estate market has stabilized.

The troubled debt restructured loans consisted of 18 loans, all of which are current, totaling $13.2 million, net of a charge-off of $553,000.  The largest troubled debt restructured loan had an outstanding balance of $2.1 million and is secured by 14 unit office building located in Pittsburgh, Pennsylvania.

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

Index

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)

Special mention assets	$33,221	$–	$865
Substandard assets	12,160	3,220	1,866
Doubtful and loss assets	–	–	–
Total classified assets	$45,381	$3,220	$2,731

The increase in classified assets was due to the recent deterioration in the real estate market that has resulted in a deterioration of the Bank’s loan portfolio and that has in turn caused increases in non-performing loans.  On the basis of management’s review of assets, we classified $33.2 million of our assets at December 31, 2009 as special mention or potential problem loans compared to none classified as special mention at December 31, 2008.  In addition, we classified $12.2 million at December 31, 2009 as substandard compared to $3.2 million at December 31, 2008.

We have charged off $2.1 million in losses on these classified assets.  In this regard, we have charged off $1.8 million in losses for seven substandard loans with total outstanding balances of $5.2 million, resulting in a net total balance of $3.4 million.  These seven substandard loans comprised of four non-residential real estate loans totaling $2.2 million (net) and three multi-family real estate loans totaling $1.2 million (net).  In addition, we have charged off $230,000 in loss for one special mention non-residential real estate loan with an outstanding balance of $924,000, resulting in a net balance of $694,000.

The substandard loans at December 31, 2009 consisted of fourteen loans in the aggregate – seven multi-family mortgage loans and seven non-residential mortgage loans.  See the non-accrual loan discussion above for a description of the seven substandard multi-family mortgage loans and five of the substandard non-residential mortgage loans.

The sixth substandard non-residential mortgage loan is current and accruing, has an outstanding balance of $1.9 million, and is secured by a commercial condominium unit in a six story residential condominium building located in Brooklyn, New York.  The seventh substandard non-residential mortgage loan is current and accruing, has an outstanding balance of $342,000, net of a charge-off of $323,000, and is secured by a commercial loft/industrial building located in Kingston, New York.

Index

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Residential real estate:
One- to four-family	$–	$–	$–	$–	$–	$–
Multi-family	–	477	–	1,345	–	458
Mixed-use	–	–	–	–	–	–
Non-residential real estate	–	1,285	–	–	–	–
Construction	–	–	–	–	–	–
Commercial	–	–	–	–	–	–
Consumer and other loans	–	–	–	–	4	–
Total	$–	$1,762	$–	$1,345	$4	$458

Delinquent  loans at December 31, 2009 consisted of four loans in the aggregate – two multi-family mortgage loans and two non-residential mortgage loans.  The Bank has placed all the delinquent loans at December 31, 2009 on non-accrual status and they are included in the non-performing loan schedule listed above.

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

Specific Allowance Required for Identified Impaired and Problem Loans.  We establish an allowance on certain identified impaired and problem loans when the loan balance exceeds the fair value of the underlying collateral and when collection of the full amount outstanding becomes improbable.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not impaired and subject to specific allowances to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category.  The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, collateral value, loan volumes and concentration, specific reserve and classified asset trends, delinquency trends and risk rating trends.  These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

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

At December 31, 2009, our allowance for loan losses was $6.7 million and represented 1.72% of total gross loans.  At December 31, 2008, our allowance for loan losses was $1.9 million and represented 0.51% of total gross loans.  At December 31, 2007, our allowance for loan losses was $1.5 million and represented 0.53% of total gross loans.  The primary reason for the increased provision during 2009 was the continued deterioration of the national and local economies and the continuing decline in the market value of commercial and multi-family real estate collateral.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2009			2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$–	0.0%	0.1%	$–	0.0%	0.1%	$–	0.0%	0.1%
Multi-family	3,351	49.8	51.3	604	32.4	51.1	472	31.7	49.0
Mixed-use	598	8.9	15.3	319	17.1	16.0	250	16.8	18.5
Non-residential real estate	2,494	37.0	26.8	841	45.1	28.2	691	46.4	28.0
Construction	186	2.8	3.9	21	1.1	2.5	50	3.4	3.3
Commercial	104	1.5	2.6	80	4.3	2.1	25	1.7	1.1
Consumer and other loans	–	0.0	0.0	–	0.0	0.0	–	0.0	0.0
Total allowance for loan losses	$6,733	100.0%	100.0%	$1,865	100.0%	100.0%	$1,489	100.0%	100.0%

	At December 31,
	2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$–	0.0%	0.2%	$–	0.0%	0.3%
Multi-family	395	32.9	54.8	443	36.9	52.4
Mixed-use	251	20.9	21.1	277	23.1	22.9
Non-residential real estate	554	46.2	23.7	480	40.0	24.2
Construction	–	0.0	0.0	–	0.0	0.0
Commercial	–	0.0	0.0	–	0.0	0.0
Consumer and other loans	–	0.0	0.2	–	0.0	0.2
Total allowance for loan losses	$1,200	100.0%	100.0%	$1,200	100.0%	100.0%

Index

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that the Office of Thrift Supervision, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses.  The Office of Thrift Supervision may require us to increase our allowance for loan losses based on judgments different from ours.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our consolidated financial condition and results of operations.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$1,865	$1,489	$1,200	$1,200	$1,200
Provision for loan losses	7,314	411	338	–	–

Charge offs:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	(857)	–	–	–	–
Mixed-use	–	(35)	(49)	–	–
Non-residential real estate	(1,589)	–	–	–	–
Construction	–	–	–	–	–
Consumer and other loans	–	–	–	–	–
Total charge-offs	(2,446)	(35)	(49)	–	–

Recoveries:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Construction	–	–	–	–	–
Consumer and other loans	–	–	–	–	–
Total recoveries	–	–	–	–	–
Net charge-offs	(2,446)	(35)	(49)	–	–

Allowance at end of period	$6,733	$1,865	$1,489	$1,200	$1,200

Allowance to nonperforming loans	33.41%	57.92%	65.48%	N/M	N/M
Allowance to total loans outstanding
at the end of the period	1.72%	0.51%	0.53%	0.60%	0.63%
Net charge-offs to average
loans outstanding during the period	0.62%	0.01%	0.02%	0.00%	0.00%

Interest Rate Risk Management.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes:  originating mortgage real estate loans that re-price to market interest rates in three to five years; purchasing securities that typically re-price within a three year time frame to limit exposure to market fluctuations; and, where appropriate, offering higher rates on long term certificates of deposit to lengthen the re-pricing time frame of our liabilities.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

Index

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

The following table presents the change in the net portfolio value of the Bank at December 31, 2009 that would occur in the event of an immediate change in interest rates based on the Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$87,122	$(3,093)	(3)%	17.12%	(15	) bp
200	88,359	(1,856)	(2)%	17.21%	( 7	) bp
100	89,377	(839)	(1)%	17.26%	( 2	) bp
50	89,803	(412)	0%	17.27%	( 2	) bp
0	90,215			17.28%
(50)	90,777	561	1%	17.31%	3	bp
(100)	91,787	1,572	2%	17.42%	14	bp

We and the Office of Thrift Supervision use various assumptions in assessing interest rate risk.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.  Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan repayment activity.

Index

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  Cash and cash equivalents totaled $88.7 million at December 31, 2009 and consist primarily of deposits at other financial  institutions (Predominantly the Federal Home Loan Bank of New York) and miscellaneous cash items.  Securities classified as available-for-sale provide an additional source of liquidity.  Total securities classified as available-for-sale were $176,000 at December 31, 2009 and $182,000 at December 31, 2008.

At December 31, 2009, we had $21.6 million in loan commitments outstanding.  At December 31, 2009, this consisted of $13.1 million in unused commercial loan lines of credit, $4.4 million of real estate loan origination commitments, $3.0 million in unused real estate equity lines of credit, $763,000 in construction loans in process, and $165,000 in unused consumer lines of credit.  Certificates of deposit due within one year of December 31, 2009 totaled $180.5 million.  This represented 76.8% of certificates of deposit at December 31, 2009.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts.  At December 31, 2009, we had the ability to borrow $96.1 million, net of $35.0 million in outstanding advances, from the Federal Home Loan Bank of New York.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan and commercial loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company’s liquidity may depend, in part, upon its receipt of dividends from the Bank because the Company has no source of income other than earnings from the investment of the net proceeds from its initial public offering.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2009, the Company had liquid assets of $19.9 million.

Index

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Investing activities:
Loans disbursed or closed	$(40,326)	$(124,901)	$(86,954)
Purchase of loan participations	(5,198)	(8,377)	(11,695)
Loan principal repayments	20,029	44,069	32,109
Sale of loans	–	7,045	1,505
Proceeds from maturities and principal
repayments of securities	392	882	29,676
Purchases of securities	(10,151)	–	(5,000)
Purchase of bank owned life insurance	(1,200)	–	–
Proceeds from sale of premises and
equipment	–	–	9,082
Purchases of premises and equipment	(4,552)	(396)	(198)

Financing activities:
Increase (decrease) in deposits	118,088	35,452	37,386
Proceeds from FHLB-NY advances	10,000	40,000	–
Repayment of FHLB-NY advances	(15,000)	–	–

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2009 and 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Index

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information concerning Northeast Community Bancorp’s directors, the information contained under the section captioned “Item 1—Election of Directors” in Northeast Community Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information regarding executive compensation is set forth under the section captioned “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Index

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

The information relating to certain relationships and related transactions and director independence is set forth under the sections captioned “Transactions with Related Persons” and “Corporate Governance and Board Matters – Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and services is set forth under the section captioned “Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Amended and Restated Charter of Northeast Community Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Northeast Community Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Northeast Community Bancorp, Inc. (1)
10.1	Northeast Community Bank Employee Severance Compensation Plan (1)
10.2	Northeast Community Bank Supplemental Executive Retirement Plan and Participation Agreement with Salvatore Randazzo (1)*
10.3	Northeast Community Bancorp, Inc. Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.4	Northeast Community Bank Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.5	Employment Agreement between Northeast Community Bancorp, Inc., Northeast Community Bank and Susan Barile (3)*
10.6	Northeast Community Bank Directors’ Retirement Plan (1)*
10.7	Northeast Community Bank Directors’ Deferred Compensation Plan (1)*
10.8	Northeast Community Bank Executive Incentive Deferral Plan (4)*
10.9	Participation Agreement under the Northeast Community Bank Supplemental Executive Retirement Plan for Susan Barile (5)*
10.10	Northeast Community Bank Supplemental Executive Retirement Plan, as amended, and Participation Agreement with Kenneth A. Martinek*
21.0	List of Subsidiaries
23.0	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial
Officer
____________________________
*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 12, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2007.
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Date: March 25, 2010	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Martinek	President, Chief Executive Officer	March 25, 2010
Kenneth A. Martinek	and Director
(principal executive officer)

/s/ Salvatore Randazzo	Executive Vice President, Chief	March 25, 2010
Salvatore Randazzo	Operating Officer and Chief
Financial Officer and Director
(principal accounting and
financial officer)

/s/ Diane B. Cavanaugh	Director	March 25, 2010
Diane B. Cavanaugh

/s/ Arthur M. Levine	Director	March 25, 2010
Arthur M. Levine

/s/ Charles A. Martinek	Director	March 25, 2010
Charles A. Martinek

/s/ John F. McKenzie	Director	March 25, 2010
John F. McKenzie

/s/ Linda M. Swan	Director	March 25, 2010
Linda M. Swan

/s/ Harry (Jeff) A.S Read	Director	March 25, 2010
Harry (Jeff) A.S. Read

/s/ Kenneth H. Thomas	Director	March 25, 2010
Kenneth H. Thomas

Index

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements are prevented or timely detected.

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

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Northeast Community Bancorp, Inc. and Subsidiaries
White Plains, New York

We have audited the accompanying consolidated statements of financial condition of Northeast Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Community Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Parente Beard LLC
Parente Beard LLC
Clark, New Jersey
March 29, 2010

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2009	2008
	(In thousands, except share and per share data)
Assets
Cash and amounts due from depository institutions	$3,441	$2,368
Interest-bearing deposits	85,277	34,166
Cash and cash equivalents	88,718	36,534
Certificates of deposit	8,715	498
Securities available-for-sale	176	182
Securities held-to-maturity	11,845	2,078
Loans receivable, net of allowance for loan losses $6,733 and $1,865,
respectively	386,266	363,616
Premises and equipment, net	8,220	4,365
Federal Home Loan Bank of New York stock, at cost	2,277	2,350
Bank owned life insurance	10,522	8,902
Accrued interest receivable	1,924	1,785
Goodwill	1,310	1,310
Intangible assets	588	649
Real estate owned	636	832
Other assets	6,079	1,127
Total Assets	$527,276	$424,228

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Non-interest-bearing deposits	$11,594	$6,209
Interest-bearing deposits	367,924	255,221
Total deposits	379,518	261,430
Advance payments by borrowers for taxes and insurance	3,153	6,624
Federal Home Loan Bank Advances	35,000	40,000
Accounts payable and accrued expenses	1,829	5,191
Note payable	328	481
Total Liabilities	419,828	313,726

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized; issued and
outstanding: 13,225,000 shares	132	132
Additional paid-in capital	57,496	57,560
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,147)	(4,407)
Retained earnings	54,121	57,399
Accumulated comprehensive loss	(154)	(182)
Total Stockholders’ Equity	107,448	110,502
Total Liabilities and Stockholders’ Equity	$527,276	$424,228

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008
	(In thousands, except per share data)
Interest Income:
Loans	$23,925	$21,008
Interest-earning deposits	230	738
Securities - taxable	218	201

Total Interest Income	24,373	21,947

Interest Expense:
Deposits	8,680	7,818
Borrowings	1,412	732

Total Interest Expense	10,092	8,550

Net Interest Income	14,281	13,397

Provision for Loan Losses	7,314	411

Net Interest Income after Provision for Loan Losses	6,967	12,986

Non-Interest Income:
Other loan fees and service charges	371	478
Impairment loss on equity security	(4)	-
Loss on disposition of equipment	(18)	-
Earnings on bank owned life insurance	420	386
Investment advisory fees	713	878
Other	16	52

Total Non-Interest Income	1,498	1,794

Non-Interest Expenses:
Salaries and employee benefits	6,816	5,872
Net occupancy expense	1,375	1,140
Equipment	730	517
Outside data processing	776	826
Advertising	348	225
Real estate owned expenses	177	381
FDIC insurance premiums	541	33
Other	3,130	2,506

Total Non-Interest Expenses	13,893	11,500

Income (loss) before Provision for Income Taxes	(5,428)	3,280

Provision for Income Taxes (benefit)	(2,812)	1,178

Net Income (loss)	$(2,616)	$2,102

Net Income (loss) per Common Share – Basic	$(0.20)	$0.16

Weighted Average Number of Common Shares
Outstanding – Basic	12,797	12,771

Dividends Declared per Common Share	$0.12	$0.12

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009 and 2008

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Total Equity	Comprehensive Income
	(In thousands)
Balance - December 31, 2007	$132	$57,555	$(4,665)	$55,956	$(149)	$108,829

Comprehensive income:
Net income	-	-	-	2,102	-	2,102	$2,102
Unrealized loss on securities
available for sale, net of taxes of
$(10)	-	-	-	-	(30)	(30)	(30)
Pension liability – DRP, net of
taxes of $(13)	-	-	-	-	(3)	(3)	(3)
Cash dividends declared ($0.12 per
share)	-	-	-	(659)	-	(659)
ESOP shares earned	-	5	258	-	-	263
Total Comprehensive Income							$2,069
Balance - December 31, 2008	132	57,560	(4,407)	57,399	(182)	110,502

Comprehensive loss:
Net loss	-	-	-	(2,616)	-	(2,616)	(2,616)
Unrealized gain on securities
available for sale, net of taxes of
$(1)	-	-	-	-	1	1	1
Pension liability – DRP, net of
taxes of $(18)	-	-	-	-	27	27	27
Cash dividends declared ($0.12 per
share)	-	-	-	(662)	-	(662)
ESOP shares earned	-	(64)	260	-	-	196
Total Comprehensive Loss							$(2,588)
Balance - December 31, 2009	$132	$57,496	$(4,147)	$54,121	$(154)	$107,448

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(2,616)	$2,102
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Net amortization of securities premiums and discounts	1	5
Provision for loan losses	7,314	411
Provision for depreciation	679	560
Net amortization of deferred discounts, fees and costs	137	151
Amortization other	83	90
Deferred income tax (benefit)	(2,484)	(2,679)
Impairment loss on equity security	4	-
Losses on real estate owned	98	369
Earnings on bank owned life insurance	(420)	(386)
Loss on disposal of equipment	18	-
(Increase) in accrued interest receivable	(139)	(445)
(Increase) decrease in other assets	(3,812)	474
(Decrease) in accrued interest payable	(12)	(7)
Increase (decrease) in other liabilities	(1,985)	2,317
ESOP shares earned	196	263
Net Cash Provided by (Used in) Operating Activities	(2,938)	3,225

Cash Flows from Investing Activities:
Purchase of loans	(5,198)	(8,377)
Net increase in loans	(25,516)	(73,787)
Purchase of securities held-to-maturity	(10,151)	-
Principal repayments on securities available-for-sale	7	89
Principal repayments on securities held-to-maturity	385	793
Purchases of certificates of deposit	(18,177)	(498)
Proceeds from maturities of Certificates of Deposit	9,960	-
Proceeds from sale of real estate owned	884	-
Net purchase (redemption) of Federal Home Loan Bank of New
York stock	73	(1,937)
Purchases of premises and equipment	(4,552)	(396)
Purchase of bank owned life insurance	(1,200)	-
Capitalized costs on real estate owned	(173)	(82)
Net Cash (Used in) Investing Activities	(53,658)	(84,195)

Cash Flows from Financing Activities:
Net increase in deposits	118,088	35,452
Proceeds from FHLB of NY advances	10,000	40,000
Repayment of FHLB of NY advances	(15,000)	-
Repayment of note payable	(175)	(175)
Increase in advance payments by borrowers for taxes and insurance	(3,471)	3,740
Cash dividends paid to minority shareholders	(662)	(659)
Net Cash Provided by Financing Activities	108,780	78,358

Net Increase (Decrease) in Cash and Cash Equivalents	52,184	(2,612)

Cash and Cash Equivalents - Beginning	36,534	39,146

Cash and Cash Equivalents - Ending	$88,718	$36,534

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2009	2008
	(In Thousands)
Supplementary Cash Flows Information:

Income taxes paid	$3,862	$1,195

Interest paid	$10,104	$8,557

Supplementary Disclosure of Non-Cash Investing
and Financing Activities:
Loan made to facilitate the sale of real estate owned	$-	$311
Real estate owned received in settlement of loans	$613	$1,430

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

The Bank is principally engaged in the business of attracting deposits and investing those funds into mortgage and commercial loans.  When demand for loans is low, the Bank invests in debt securities.  Currently the Bank conducts banking operations from its Headquarters in White Plains, New York, its five full service branches in New York City, New York and its two full service branches in Danvers and Plymouth, Massachusetts, gathering deposits nationwide and lending from Pittsburgh, Pennsylvania to southern New Hampshire.

The Bank also offers investment advisory and financial planning services under the name Hayden Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

New England Commercial Properties LLC (“NECP”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns one foreclosed multi-family property located in Newark, New Jersey.

The consolidated financial statements include the accounts of the Company, the Bank, and NECP and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008, have been included.

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) became effective on July 1, 2009.  On that date, the FASB’s ASC became the official source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP.  The ASC supersedes all existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the ASC carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  While the conversion to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies, it does not change U.S. GAAP.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

The preparation of consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Nature of Business (Continued)

The most significant estimate pertains to the allowance for loan losses.  The borrowers’ abilities to meet contractual obligations and collateral value are the most significant assumptions used to arrive at the estimate.  The risks associated with such estimates arise when unforeseen conditions affect the borrowers’ abilities to meet the contractual obligations of the loan and result in a decline in the value of the supporting collateral.  Such unforeseen changes may have an adverse effect on the consolidated results of operations and financial position of the Company.

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events.  ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after December 31, 2009 through the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of three months or less.

Securities

The Company is required to classify their securities among three categories:  held to maturity, trading, and available for sale.  Management determines the appropriate classification at the time of purchase.  Held to maturity securities are those debt securities which management has the intent and the Bank has the ability to hold to maturity and are reported at amortized cost (unless value is other than temporarily impaired).  Trading securities are those debt and equity securities which are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings.  Available for sale securities are those debt and equity securities which are neither held to maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  The Company does not have trading securities in its portfolio.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are temporary or other-than-temporary in accordance with the ASC Topic 320. Temporary impairments on available for sale securities are recognized, on a tax-

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Securities (Continued)

effected basis, through other comprehensive income (“OCI”) with offsetting adjustments to the carrying value of the security and the balance of related deferred taxes.  Temporary impairments of held to maturity are not recorded in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed.

Other-than-temporary impairments on all equity securities and on debt securities that the Company has decided to sell, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings.  If neither of these conditions regarding the likelihood of sale apply for a debt security, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components.  Credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost.  The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related.  The Company recognizes credit-related other-than-temporary impairments in earnings.  Noncredit-related other-than-temporary impairments on debt securities are recognized in OCI.

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

Concentration of Risk

The Bank’s lending activity is concentrated in loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States.  The Bank also had deposits in excess of the FDIC insurance limit at other financial institutions.  At December 31, 2009, such deposits totaled $74.9 million, of which $74.6 million was held by the Federal Home Loan Bank of New York.  Generally, deposits in excess of $250,000 are not insured by the FDIC.

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

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets at December 31, 2009 and 2008, totaled $588,000 and $649,000, respectively, and consist of the value of customer relationships acquired in the business combination completed by the Company in November 2007. The Company recorded these intangible assets at cost and is amortizing them, using the straight-line method, over 11.7 years.  Amortization expense is included in other non-interest expenses.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  The Company reviews intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable.  If intangible assets are found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and fair value.  The fair value is estimated based upon the present value of discounted future cash flows or other reasonable estimates of fair value.  No impairment charges were recorded in 2009 or 2008.

Goodwill

Goodwill at December 31, 2009 and 2008, totaled $1.3 million and consists of goodwill acquired in the business combination completed by the Company in November 2007.  The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.  The Company utilizes a two-step approach.  The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit.  The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows.  If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined.  The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  No impairment charges were recorded in 2009 or 2008.

Real Estate Owned

Real estate owned is carried at the fair value of the related property, as determined by current appraisals less estimated costs to sell.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to expense in the current period.  Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.

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

Federal, state and city income tax expense has been provided on the basis of reported income.  The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes.  The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods.  Deferred income tax expense or (benefit) is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset, which is not more likely than not to be realized.

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2009 and 2008, and has not recognized any liabilities for tax uncertainties as of December 31, 2009.  Our policy is to recognize income tax related interest and penalties in income tax expense; such amounts were not significant during the years ended December 31, 2009 and 2008.  The tax years subject to examination by the taxing authorities are, for federal and state purposes, the years ended after December 31, 2005.

Advertising Costs

Advertising costs are expensed as incurred.  The direct response advertising conducted by the Bank is immaterial and has not been capitalized.  Advertising costs are included in “non-interest expenses” on the Statements of Operations.

Other Comprehensive Income

The Company records in accumulated other comprehensive income (loss), net of related deferred income taxes, unrealized gains and losses on available for sale securities and the prior service cost and actuarial gains and losses of the Outside Directors Retirement Plan (“DRP”) that have not yet been recognized in expense.

Gains and losses, if any, are reclassified to non-interest income upon the sale of the related securities or upon the recognition of a security impairment loss.  A portion of the prior service cost and actuarial losses of the DRP is recorded in expense annually.  At December 31, 2009, accumulated other comprehensive loss totaled $(154,000) and included $2,000 of net gains on available for sale securities less $(1,000) of related deferred income taxes and $(278,000) in prior service cost and actuarial losses of the DRP less $123,000 of related deferred income taxes.  At December 31, 2008, accumulated other comprehensive loss totaled $(182,000) and included $(5,000) of net losses on available for sale securities with no related deferred tax and $(318,000) in prior service cost and actuarial losses of the DRP less $141,000 of related deferred income taxes.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income (Continued)

The Company has elected to report the effects of other comprehensive income in the consolidated statements of stockholders’ equity.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP") are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income (loss) per common share until they are committed to be released.

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

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on net income.

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters

On July 5, 2006, the Company reorganized from a mutual savings bank to a mutual holding company structure. In the reorganization, the Company sold 5,951,250 shares of its common stock to the public and issued 7,273,750 shares of its common stock to Northeast Community Bancorp, MHC (“MHC”).  The net proceeds received from the common stock offering were $57.6 million. Costs incurred in connection with the common stock offering were recorded as a reduction of gross proceeds from the offering and totaled approximately $1.9 million. The Company also provided a term loan to the Bank’s Employee Stock Ownership Plan to enable it to purchase 518,420 shares of Company common stock at $10.00 per share as part of the reorganization.  The MHC, which owned 55.0% of the Company’s common stock as of December 31, 2009, must hold at least 50.1% of the Company’s stock so long as the MHC exists.

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

During 2009 and 2008, the MHC filed notice with the OTS, which did not object, of its intention to waive dividends declared by the Company.  The OTS approval received in 2009 applies also to quarterly cash dividends, if any, to be paid for the first and second quarters of 2010.  Dividends declared by the Company in 2009 and 2008 and waived by the MHC totaled approximately $873,000 and $873,000, respectively.  As of December 31, 2009, total dividends waived by the MHC aggregated $2,182,000.  We anticipate that the MHC will continue to waive receipt of all dividends declared by the Company.

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

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

Under the prompt corrective action rule issued by the federal banking authorities, an institution must have a leverage ratio of 4% or greater, a tier 1 capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater in order to be considered adequately capitalized.  The Bank is in compliance with these requirements at December 31, 2009.

The following tables present a reconciliation of capital per generally accepted accounting principles (“GAAP”) and regulatory capital and information about the Bank’s capital levels at the dates presented:

	December 31,
	2009	2008
	(In Thousands)
GAAP capital	$83,711	$81,312
Less: Goodwill and intangible assets	(1,898)	(1,959)
Directors retirement plan AOCI	155	177
Unrealized loss (gain) on securities available for sale	(1)	5
Disallowed deferred tax assets	(1,140)	(64)

Core and Tangible Capital	80,827	79,471

Add: Allowable general valuation allowances	3,819	1,865

Total Capital	$84,646	$81,336

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio
	(Dollars in Thousands)

As of December 31, 2009:
Total capital (to risk-weighted assets)	$84,646	27.70%	$	>	24,443	>	8.00%	$	>	30,553	>	10.00%
Tier 1 capital (to risk-weighted assets)	80,827	26.45		>	12,221	>	4.00		>	18,332	>	6.00
Core (Tier 1) capital (to adjusted total
assets	80,827	16.01		>	20,200	>	4.00		>	25,250	>	5.00
Tangible capital (to adjusted total assets)	80,827	16.01		>	7,575	>	1.50		>	-	>	-

As of December 31, 2008:
Total capital (to risk-weighted assets)	$81,336	30.65%	$	>	21,230	>	8.00%	$	>	26,538	>	10.00%
Tier 1 capital (to risk-weighted assets)	79,471	29.95		>	10,615	>	4.00		>	15,923	>	6.00
Core (Tier 1) capital (to adjusted total
assets	79,471	19.45		>	16,339	>	4.00		>	20,424	>	5.00
Tangible capital (to adjusted total assets)	79,471	19.45		>	6,127	>	1.50		>	-	>	-

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

Note 3 - Acquisition

On November 16, 2007, the Company acquired the operating assets of Hayden Financial Group LLC (“Hayden”), an investment advisory firm located in Connecticut, at a cost of $2,020,000, including $95,000 of expenses directly related to the transaction.  The acquisition of these business assets has enabled the Bank to expand the services it provides to include investment advisory and financial planning services to the then-existing Hayden customer base as well as future customers.  In connection with this transaction, the Company recorded intangible assets related to customer relationships of $710,000, goodwill of $1,310,000 and a note payable with a present value of $625,000.  The acquired business is being operated as a division of the Bank and, during 2009 and 2008, generated total revenues of approximately $713,000 and $878,000, respectively.

Note 4 - Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are commitments to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	December 31,
	2009	2008
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,450	$32,348
Construction loans in process	763	1,471
Commitments to fund unused lines of credit:
Commercial lines	16,243	19,256
Consumer lines	165	181

	$21,621	$53,256

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4 - Financial Instruments with Off-Balance Sheet Risk (Continued)

At December 31, 2009, all of the financial instruments noted above carry adjustable or floating interest rates.  Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The amount of collateral obtained, if deemed necessary by the Bank, is based on management’s credit evaluation of the borrower.

Note 5 – Certificates of Deposit

	December 31,
	2009	2008
	(In Thousands)
Due within one year	$8,715	$498

	$8,715	$498

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 - Securities Available for Sale

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage
Corporation	$117	$1	$-	$118
Federal National Mortgage Association	57	1	-	58

	174	2	-	176

	$174	$2	$-	$176

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Federal National Mortgage Association
common stock	$4	$-	$3	$1

Mortgage-backed securities - residential:
Federal Home Loan Mortgage
Corporation	124	-	1	123
Federal National Mortgage Association	59	-	1	58

	183	-	2	181

	$187	$-	$5	$182

There were no sales of securities available for sale during the years ended December 31, 2009 and 2008.

During 2009, the Company determined that its investment in Federal National Mortgage Association common stock was other-than-temporarily impaired and wrote off the Company’s entire $4,000 investment.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 - Securities Available for Sale (Continued)

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due within one year	$-	$-	$-	$-
Due after ten years	174	176	183	181

	$174	$176	$183	$181

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Securities Held to Maturity

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Mortgage-backed securities - residential:
Government National Mortgage
Association	$10,928	$15	$-	$10,943
Federal Home Loan Mortgage
Corporation	410	5	1	414
Federal National Mortgage Association	458	10	-	468
Collateralized Mortgage Obligations	46	1	-	47
Private Pass-through Securities	3	-	-	3

	$11,845	$31	$1	$11,875

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Mortgage-backed securities - residential:
Government National Mortgage
Association	$960	$1	$19	$942
Federal Home Loan Mortgage
Corporation	495	1	8	488
Federal National Mortgage Association	562	4	5	561
Collateralized Mortgage Obligations	57	-	1	56
Private Pass-through Securities	4	-	1	3
	$2,078	$6	$34	$2,050

There were no sales of securities held to maturity during the years ended December 31, 2009 and 2008.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Securities Held to Maturity (Continued)

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due within one year	$-	$-	$-	$-
Due after one but within five years	21	21	15	15
Due after five but within ten years	336	338	339	337
Due after ten years	11,488	11,516	1,724	1,698

	$11,845	$11,875	$2,078	$2,050

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held to maturity were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2009:
Mortgage-backed
securities	$-	$-	$127	$1	$127	$1

December 31, 2008:
Mortgage-backed
securities	$-	$-	$1,656	$34	$1,656	$34

At December 31, 2009, 11 mortgage-backed securities had unrealized losses.  Management concluded that the unrealized losses reflected above were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company has not decided to sell these securities and will not, more likely than not, be required to sell these securities prior to full recovery of fair value to a level equal to or exceeding amortized cost.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8 - Loans Receivable, Net

	December 31,
	2009	2008
	(In Thousands)

Real estate mortgage:
One-to-four family	$244	$275
Multi-family	201,059	186,199
Mixed use	59,779	58,317
Commercial	105,194	102,785

	366,276	347,576

Construction:
Multi-family	7,642	9,025
Commercial	7,479	-

	15,121	9,025

Commercial Business:
Lines of Credit	9,214	6,398
Term	1,186	1,222

	10,400	7,620

Consumer:
Line of credit	60	57
Passbook or certificate	90	57

	150	114

Total Loans	391,947	364,335

Allowance for loan losses	(6,733)	(1,865)
Deferred loan fees and costs	1,052	1,146

	$386,266	$363,616

Loans serviced for the benefit of others totaled approximately $11,200,000 and $11,346,000 at December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, we had thirteen non-accrual loans totaling $20,150,000 and three non-accrual loans totaling $1,875,000, respectively.  Interest income on such loans is recognized only when actually collected.  During the years ended December 31, 2009 and 2008, the Bank recognized interest income of approximately $453,000 and $1,000, respectively, on the non-accrual loans.  Interest income that would have been recorded had the loans been on the accrual status would have amounted to approximately $1,233,000 and $142,000 for the years ended December 31, 2009 and 2008, respectively.  The Bank is not committed to lend additional funds to borrowers whose loans have been placed on the non-accrual status.  At December 31, 2009 and 2008, there were no loans which were 90 days or more delinquent and accruing interest.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8 - Loans Receivable, Net (Continued)

The following is an analysis of the allowance for loan losses:

	Years Ended December 31,
	2009	2008
	(In Thousands)

Balance, beginning	$1,865	$1,489
Provision charged to operations	7,314	411
Losses charged to allowance	(2,446)	(35)

Balance, ending	$6,733	$1,865

The following is an analysis of impaired loans:

	At or for the Year ended December 31,
	2009	2008
	(In Thousands)

Impaired loans with specific loss allowances	$-	$-
Impaired loans without specific loss allowances	33,325	3,220

	33,325	3,220
Specific loss allowance	-	-

Net impaired loans at year end	$33,325	$3,220
Average investment in impaired loans during the year	$24,164	$2,517
Interest recorded on impaired loans during the year	$960	$76

Note 9 - Premises and Equipment, Net

	December 31,
	2009	2008
	(In Thousands)

Land	$1,549	$534
Buildings and improvements	9,844	7,234
Leasehold improvements	736	736
Furnishings and equipment	6,164	5,301

	18,293	13,805
Accumulated depreciation and amortization	(10,073)	(9,440)

	$8,220	$4,365

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10 - Accrued Interest Receivable, Net

	December 31,
	2009	2008
	(In Thousands)

Loans	$2,525	$1,998
Securities	30	8
	2,555	2,006
Allowance for uncollected interest	(631)	(221)
	$1,924	$1,785

Note 11 - Goodwill and Intangible Assets

Goodwill and intangible assets at December 31 are summarized as follows (in thousands):

	2009	2008
Goodwill	$1,310	$1,310
Customer relationships intangible	588	649
Total	$1,898	$1,959

The gross amount of intangible assets was $710,000 at both December 31, 2009 and 2008.  Amortization expense of intangible assets was $61,000 during each of the years ended December 31, 2009 and 2008.  Scheduled amortization for each of the next five years and thereafter is as follows (in thousands):

2010	$61
2011	61
2012	61
2013	61
2014	61
Thereafter	283

Note 12 - Real Estate Owned (“REO”)

The Company held one property valued at approximately $636,000 at December 31, 2009.  Further declines in real estate values may result in impairment charges in the future.  Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  REO expenses during 2009 amounted to $177,000, including a loss of $98,000 on the sale of two properties located in Hampton, New Hampshire and Mamaroneck, New York and net holding expenses of $79,000.

The Company owned two properties valued at approximately $832,000 at December 31, 2008.  During the year ended December 31, 2008, the Company recorded $369,000 of impairment losses on these properties.  REO expenses during 2008 amounted to $381,000, including net holding expenses of $12,000.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13 – Deposits

	December 31,
	2009		2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)

Demand deposits:
Non-interest bearing	$11,594	0.00%	$6,209	0.00%
NOW and money market	72,755	1.55%	24,595	0.57%
	84,349	1.33%	30,804	0.45%

Savings accounts	60,033	0.73%	56,987	0.68%

Certificates of deposit maturing in:
One year or less	180,470	2.79%	138,934	3.96%
After one to two years	28,884	3.51%	20,331	4.46%
After two to three years	19,460	4.06%	6,645	5.03%
After three to four years	3,277	3.27%	5,907	5.11%
After four to five years	3,045	3.06%	1,822	3.33%

	235,136	3.00%	173,639	4.09%

	$379,518	2.27%	$261,430	2.93%

As of December 31, 2009 and 2008, certificates of deposits over $100,000 totaled $97,246,000 and $33,061,000, respectively.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2009	2008
	(In Thousands)
Demand deposits	$423	$144
Savings accounts	461	450
Certificates of deposit	7,796	7,224

	$8,680	$7,818

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14 – Federal Home Loan Bank of New York (“FHLB”) Advances

	December 31,
	2009		2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)

Advances maturing in:
One year or less	$10,000	3.58%	$15,000	2.14%
After one to two years	10,000	2.80%	10,000	3.58%
After two to three years	-	-%	5,000	3.30%
After four to five years	15,000	3.68%	10,000	3.70%

	$35,000	3.40%	$40,000	3.04%

At December 31, 2009, none of the above advances were subject to early call or redemption features.

At December 31, 2009, the advances were secured by a pledge of the Bank’s investment in the capital stock of the FHLB and a blanket assignment of the Bank’s otherwise unpledged qualifying mortgage loans.

Note 15 - Note Payable

In conjunction with the Hayden acquisition on November 16, 2007, the Company incurred a four-year, zero-coupon note payable of $700,000.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2009 and 2008, was $328,000 and $481,000, respectively, and the note discount accreted during 2009 and 2008 totaled $22,000 and $29,000, respectively.

Note 16 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments.  Retained earnings at December 31, 2009 and 2008, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided.  If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16 - Income Taxes (Continued)

The components of income taxes (benefit) are summarized as follows:

	Years Ended December 31,
	2009	2008
	(In Thousands)
Current tax expense (benefit)	$(328)	$3,857
Deferred tax expense (benefit)	(2,484)	(2,679)

Income Tax Expense (Benefit)	$(2,812)	$1,178

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying normal federal income tax rates to income before taxes:

	Years Ended December 31,
	2009	2008
	(Dollars In Thousands)
Federal income tax at statutory rates	$(1,846)	$1,115
State and City tax, net of federal income tax
effect	(651)	172
Non-taxable income on bank owned life
insurance	(143)	(131)
Other	(172)	22

Income Tax Expense (Benefit)	$(2,812)	$1,178

Effective Income Tax Rate	(51.8%)	35.9%

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16 - Income Taxes (continued)

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2009	2008
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$2,810	$788
Reserve for uncollected interest	263	93
Unrealized losses on REO	-	151
Depreciation	258	183
Benefit plans	568	381
Accumulated other comprehensive loss - DRP	123	141
Other	26	-

Total Deferred Tax Assets	4,048	1,737

Deferred tax liability:
Unrealized gain on securities available for sale	1	-
Goodwill	73	37
Gain on sale of building	2,834	2,926
Other	-	99

Total Deferred Tax Liabilities	2,908	3,062

Net Deferred Tax Asset (Liability)	$1,140	$(1,325)

Note 17 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2009	2008
	(In Thousands)
Service contracts	$268	$212
Insurance	200	163
Audit and accounting	310	267
Directors compensation	297	287
Telephone	270	165
Office supplies and stationary	221	218
Director, officer, and employee expenses	292	269
Legal fees	381	290
Other	891	635
	$3,130	$2,506

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

Effective January 1, 2006, the Bank implemented the DRP. This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The following table sets forth the funded status of the DRP and components of net periodic expense:

	Years Ended December 31,
	2009	2008
	(Dollars In Thousands)

Benefit Obligation – beginning	$585	$476
Service cost	51	49
Interest cost	34	31
Actuarial loss (Gain)	(11)	29

Benefit Obligation – ending	$659	$585

Funded Status – Accrued liability included in Accounts Payable and
Accrued Expenses	$659	$585

Discount rate	6.00%	6.00%
Salary increase rate	2.00%	2.00%

Net pension expense:
Service cost	$51	$49
Interest cost	34	31
Actuarial loss recognized	8	5
Prior service liability recognized	21	21

Total pension expense included in Other Non-Interest Expenses	$114	$106

Discount rate	6.00%	6.00%
Salary increase rate	2.00%	2.00%

At December 31, 2009, prior service cost of $223,000 and actuarial losses of $55,000 have been recorded in Accumulated Other Comprehensive Loss.  Approximately $21,000 and $6,000 of those amount are expected to be included in pension expense in 2010.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18 - Benefits Plans (Continued)

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2010	$-
2011	30
2012	61
2013	61
2014	61
2015 – 2019	476

Supplemental Executive Retirement Plan (“SERP”)

Effective January 1, 2006, the Bank implemented the SERP.  This plan is a non-contributory defined benefit plan that covers the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Mortgage Officer.  Under the SERP, each of these individuals will be entitled to receive, upon retirement at age 65 (or 60 in the case of the Bank’s Chief Executive Officer), an annual benefit, paid in monthly installments, equal to 50% of his average base salary in the three-year period preceding retirement.  Each individual may also retire early and receive a reduced benefit (0.25% reduction in benefit for each month by which retirement age is less than 65 years (or 60 in the case of the Bank’s Chief Executive Officer)) upon the attainment of both age 60 and 20 years of service (or upon the attainment of 20 years of service in the case of the Bank’s Chief Executive Officer).  Additional terms related to death while employed, death after retirement, disability before retirement and termination of employment are fully described within the plan document.  The benefit payment term is the greater of 15 years or the executives remaining life.  No benefits are expected to be paid during the next ten years.

During the years ended December 31, 2009 and 2008, expenses of $196,000 and $142,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Operations under Salaries and Employee Benefits.  At December 31, 2009 and 2008, a liability for this plan of $587,000 and $391,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

401(k) Plan

The Bank maintains a 401(k) plan for all eligible employees.  Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code.  The Bank through August 2006, made matching contributions equal to 100% of the employees contribution up to 5% of annual compensation.  In September 2006, the Bank ceased making matching contributions to the 401(k) plan.  However, the Bank contributed $36,000 in 2009 to eligible employees in order to comply with the Employee Retirement Income Security Act (“ERISA”) requirements.  Employer contributions fully vest after 6 years.

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Company’s initial public stock offering, the Bank established an ESOP for all eligible employees (substantially all full-time employees).  The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of Company common stock at $10.00 per share.  The loan from the Company carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025.  Each year, the Bank intends to make discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company.  The ESOP may further pay down the principal balance of the loan by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the ESOP loan was $4,504,000 and $4,638,000 at December 31, 2009 and 2008, respectively.

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

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition.  Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month.  ESOP expense during the years ended December 31, 2009 and 2008, totaled approximately $196,000 and $263,000, respectively.  Dividends on unallocated shares, which totaled approximately $59,000 and $57,000 during 2009 and 2008, respectively,  are recorded as a reduction of the ESOP loan.  Dividends on allocated shares, which totaled approximately $8,000 and $5,000 during 2009 and 2008, respectively, are charged to retained earnings.  ESOP shares are summarized as follows:

ESOP shares are summarized as follows:

	December 31,
	2009	2008
Allocated shares	77,763	51,842
Shares committed to be released	25,921	25,921
Unearned shares	414,736	440,657

Total ESOP Shares	518,420	518,420

Fair value of unearned shares	$2,725,000	$3,238,000

Note 19 - Commitments and Contingencies

Lease Commitments

Rentals under operating leases for certain branch offices and land amounted to $341,000 and $359,000 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

Year ending December 31,
2010	$270
2011	162
2012	64
2013	64
2014	65
Thereafter	1,176
$1,801

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 19 - Commitments and Contingencies (Continued)

Available Credit Facilities

At December 31, 2009, the Bank had the ability to borrow $96.1 million, net of $35.0 million in outstanding advances, from the Federal Home Loan Bank of New York.

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

Note 20 - Fair Value Disclosures

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Our securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets and liabilities on a non-recurring basis, such as securities held to maturity, impaired loans and other real estate owned.  U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20- Fair Value Disclosures (continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:	(In Thousands)
December 31, 2009	$176	$-	$176	$-
December 31, 2008	$182	$-	$182	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2009 are as follows:

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Impaired loans	$4,122	$-	$-	$4,122

The eight impaired loans measured at fair value and included in the above table had a principal balance of $6,238,000 and were reduced to fair value via charge-offs totaling $2,116,000.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and 2008:

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20- Fair Value Disclosures (continued)

Cash and Cash Equivalents, Certificates of Deposit and Accrued Interest Receivable and Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

Fair values for securities available for sale and held to maturity are determined utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

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

For impaired loans which the Bank has measured and recorded impairment generally based on the fair value of the loan’s collateral, fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are typically included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

FHLB of New York Stock

The carrying amount of the FHLB of New York stock is equal to its fair value, and considers the limited marketability of this security.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand.  Time deposits are segregated by type, size, and remaining maturity.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on rates currently offered in the market.  At December 31, 2009 and 2008, accrued interest payable of $8,000 and $20,000, respectively, is included in deposit liabilities.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 - Fair Value Disclosures (Continued)

FHLB of New York Advances

The fair value of the FHLB advances is estimated based on the discounted value of future contractual payments.  The discount rate is equivalent to the estimated rate at which the Bank could currently obtain similar financing.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2009 and 2008, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$88,718	$88,718	$36,534	$36,534
Certificates of deposit	8,715	8,715	498	498
Securities available for sale	176	176	182	182
Securities held to maturity	11,845	11,875	2,078	2,050
Loans receivable	386,266	395,366	363,616	381,444
FHLB stock	2,277	2,277	2,350	2,350
Accrued interest receivable	1,924	1,924	1,785	1,785

Financial liabilities:
Deposits	379,518	385,820	261,430	267,168
FHLB advances	35,000	36,805	40,000	42,330
Note payable	328	335	481	481

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 21 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp (Parent company only) as of December 31, 2009 and 2008 and for the years then ended.

Statements of Financial Condition

	December 31,
	2009	2008
	(In Thousands)
Assets
Cash and due from banks	$19,910	$25,104
Investment in subsidiary	83,711	81,312
ESOP loan receivable	4,504	4,638
Other assets	4	2
Total Assets	$108,129	$111,056

Liabilities and Stockholders’ Equity

Accounts payable and accrued expense	$681	$554
Total Liabilities	681	554

Total Stockholders’ Equity	107,448	110,502

Total Liabilities and Stockholders’ Equity	$108,129	$111,056

Statements of Income

	Years Ended December 31,
	2009	2008
	(In Thousands)
Interest income – interest- earning deposits	$189	$372
Interest income – ESOP loan	383	394
Operating expenses	(215)	(262)

Income before Income Tax Expense and Equity in
Undistributed Earnings (Loss) of Subsidiary	357	504

Income tax expense	147	201

Income before Equity in Undistributed
Earnings (Loss) of Subsidiary	210	303

Equity in undistributed earnings (loss) of subsidiary	(2,826)	1,799

Net Income (loss)	$(2,616)	$2,102

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 21 - Parent Only Financial Information (Continued)

Statements of Cash Flow

	Years Ended December 31,
	2009	2008
	(In Thousands)

Cash Flows from Operating Activities
Net income (loss)	$(2,616)	$2,102
Adjustments to reconcile net income (loss) to net cash (used)
provided by operating activities:
Equity in undistributed loss (earnings) of subsidiary	2,826	(1,799)
(Increase) in other assets	(2)	(2)
Increase in other liabilities	127	151

Net Cash Provided by Operating Activities	335	452

Cash Flows from Investing Activities
Capital infusion to subsidiary	(5,000)	-
Repayment of ESOP loan	133	124

Net Cash (Used) Provided by Investing Activities	(4,867)	124

Cash Flows from Financing Activities
Cash dividends paid	(662)	(659)

Net Cash Used in Financing Activities	(662)	(659)

Net Decrease in Cash and Cash Equivalents	(5,194)	(83)

Cash and Cash Equivalents - Beginning	25,104	25,187

Cash and Cash Equivalents - Ending	$19,910	$25,104

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 22 - Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This ASU amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This ASU is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (1) A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 23 - Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In Thousands, except for per share data)

Interest Income	$5,905	$6,135	$6,225	$6,108
Interest Expense	2,314	2,629	2,718	2,431

Net Interest Income	3,591	3,506	3,507	3,677

Provision for Loan Losses	50	336	2,172	4,756

Net Interest Income (loss) after
Provision for Loan Losses	3,541	3,170	1,335	(1,079)

Non-Interest Income	333	374	366	425
Non-Interest Expenses	3,027	3,860	3,311	3,695

Income (loss) before Income
Taxes	847	(316)	(1,610)	(4,349)

Income Taxes (Benefit)	341	(181)	(759)	(2,213)

Net Income (Loss)	$506	$(135)	$(851)	$(2,136)
Net Income per common share
– Basic	$0.04	$(0.01)	$(0.07)	$(0.17)
Weighted average numbers of
common shares outstanding –
basic	12,787	12,794	12,800	12,807
Dividends declared per share	$0.03	$0.03	$0.03	$0.03

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