Form 10-Q
period 2010-03-31
NORTHEAST COMMUNITY BANCORP INC
filed 2010-05-14
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, there were 13,225,000 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
	March 31, 2010	December 31, 2009
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$3,275	$3,441
Interest-bearing deposits	51,697	85,277

Cash and cash equivalents	54,972	88,718

Certificates of deposit	3,735	8,715
Securities available for sale	175	176
Securities held to maturity	34,216	11,845
Loans receivable, net of allowance for loan losses of $6,374 and $6,733, respectively	387,857	386,266
Premises and equipment, net	8,039	8,220
Federal Home Loan Bank of New York stock, at cost	2,277	2,277
Bank owned life insurance	15,675	10,522
Accrued interest receivable	1,971	1,924
Goodwill	1,310	1,310
Intangible assets	573	588
Real estate owned	636	636
Other assets	5,752	6,079

Total assets	$517,188	$527,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$8,934	$11,594
Interest bearing	358,670	367,924

Total deposits	367,604	379,518

Advance payments by borrowers for taxes and insurance	4,555	3,153
Federal Home Loan Bank advances	35,000	35,000
Accounts payable and accrued expenses	1,853	1,829
Note payable	332	328

Total liabilities	409,344	419,828

Commitments and contingencies		—
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; issued and outstanding: 13,225,000 shares	132	132
Additional paid-in capital	57,474	57,496
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,083)	(4,147)
Retained earnings	54,478	54,121
Accumulated comprehensive loss	(157)	(154)

Total stockholders’ equity	107,844	107,448
Total liabilities and stockholders’ equity	$517,188	$527,276
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)

INTEREST INCOME:

Loans	$5,767	$5,832
Interest-earning deposits	48	31
Securities – taxable	202	42

Total Interest Income	6,017	5,905

INTEREST EXPENSE:

Deposits	2,010	1,980
Borrowings	297	334

Total Interest Expense	2,307	2,314

Net Interest Income	3,710	3,591

PROVISION FOR LOAN LOSSES	34	50

Net Interest Income after Provision for Loan Losses	3,676	3,541

NON-INTEREST INCOME:
Other loan fees and service charges	58	83
Impairment loss on equity security	-	(4)
Loss on disposition of equipment	(7)	-
Earnings on bank owned life insurance	153	86
Investment advisory fees	180	168
Other	4	–

Total Non-Interest Income	388	333

NON-INTEREST EXPENSES:

Salaries and employee benefits	1,783	1,534
Net occupancy expense	333	285
Equipment	137	155
Outside data processing	208	198
Advertising	22	66
Real estate owned expense (income)	(1)	110
FDIC insurance premiums	134	11
Other	679	668

Total Non-Interest Expenses	3,295	3,027

Income before Provision for Income Taxes	769	847

PROVISION FOR INCOME TAXES	246	341

Net Income	$523	$506
Net Income per Common Share – Basic	$.04	$.04
Weighted Average Number of Common Shares Outstanding – Basic	12,814	12,787
Dividends paid per common share	$.03	$.03

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Comprehensive Income

Balance at December 31, 2008	$132	$57,560	$(4,407)	$57,399	$(182)	$110,502
Comprehensive income:
Net income	-	-	-	506	-	506	$506
Unrealized loss on securities available for sale, net of taxes of $-	-	-	-	-	5	5	5
Prior Service Cost and Actuarial Loss– DRP, net of taxes of $3	-	-	-	-	4	4	4
Cash dividend declared ($.03 per share) to minority stockholders	-	-	-	(165)	-	(165)	-
ESOP shares earned	-	(18)	65	-	-	47

Total comprehensive income							$515

Balance at March 31, 2009	$132	$57,542	$(4,342)	$57,740	$(173)	$110,899

Balance at December 31, 2009	$132	$57,496	$(4,147)	$54,121	$(154)	$107,448
Comprehensive income:
Net income	-	-	-	523	-	523	$523
Unrealized gain on securities available for sale, net of taxes of $1	-	-	-	-	1	1	1
Prior Service Cost and Actuarial Loss– DRP, net of taxes of $11	-	-	-	-	(4)	(4)	(4)
Cash dividend declared ($.03 per share) to minority stockholders	-	-	-	(166)	-	(166)	-
ESOP shares earned	-	(22)	64		-	42

Total comprehensive income							$520

Balance at March 31, 2010	$132	$57,474	$(4,083)	$54,478	$(157)	$107,844

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$523	$506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of securities premiums and discounts, net	5	1
Provision for loan losses	34	50
Provision for depreciation	200	154
Net (accretion) amortization of deferred loan discounts, fees and costs	28	(79)
Amortization other	19	21
Deferred income taxes	217	(1,822)
Impairment loss on securities	-	4
Loss on disposal of equipment	7	3
Loss on sale of real estate owned	-	86
Earnings on bank owned life insurance	(153)	(86)
(Increase) in accrued interest receivable	(47)	(72)
(Increase) in other assets	107	(664)
(Decrease) in accrued interest payable	-	(1)
Increase (decrease) increase in other accounts payable and accrued expenses	22	(97)
ESOP shares earned	42	47
Net Cash Provided by (Used in) Operating Activities	$1,004	$(1,949)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of loans	-	(1,529)
Net (increase) in loans	(1,653)	(19,364)
Purchase of securities held-to-maturity	(22,568)	-
Principal repayments on securities available-for-sale	3	1
Principal repayments on securities held-to-maturity	192	71
Proceeds from maturities of certificates of deposit	4,980	-
Purchase of Federal Home Loan Bank of New York Stock	-	(450)
Purchases of premises and equipment	(26)	(3,400)
Proceeds from sale of real estate owned	-	283
Capitalized costs on real estate owned	-	(64)
Purchase of bank owned life insurance	(5,000)	(1,200)
Net Cash (Used in) Investing Activities	$(24,072)	$(25,652)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	(11,914)	27,383
Proceeds from FHLB of New York advances	-	10,000
(Decrease) increase in advance payments by borrowers for taxes and insurance	1,402	(1,981)
Cash dividends paid to minority stockholders	(166)	(165)

Net Cash (Used in) Provided by Financing Activities	(10,678)	35,237

Net (Decrease) Increase in Cash and Cash Equivalents	(33,746)	7,636

Cash and Cash Equivalents - Beginning	88,718	36,534

Cash and Cash Equivalents - Ending	$54,972	$44,170

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$-	$2,613
Interest paid	$2,307	$2,315

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

NECP, a New York limited liability company, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  As of March 31, 2010, NECP had title to one multi-family property located in Newark, New Jersey.  The Bank accepted a deed-in-lieu of foreclosure and transferred this property to NECP on November 19, 2008.  The Bank subsequently completed foreclosure action on two gasoline stations, took title to the two properties in April 2010, and transferred these two properties to NECP.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2009 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.  In preparing these consolidated financial statements, the Company evaluated the events that occurred after March 31, 2010 and through the date these consolidated financial statements were issued.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the three-month periods ended March 31, 2010 and 2009, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2009 and March 31, 2010, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan.  As of December 31, 2009, the Company had allocated 77,763 shares to participants, and an additional 25,921 shares had been committed to be released.  As of March 31, 2010, the Company had allocated 103,684 shares to participants, and an additional 6,480 shares had committed to be released.  The Company recognized compensation expense of $42,000 and $47,000 during the three-month periods ended March 31, 2010 and 2009, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Service cost	$14	$13
Interest cost	10	9
Amortization of Prior Service Cost	5	5
Amortization of actuarial loss	2	2
Total	$31	$29

This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The amortization of prior service cost and actuarial loss in the three-month periods ended March 31, 2010 and 2009 is also reflected as a reduction in other comprehensive income during the period.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Securities available for sale:
Mortgage-backed securities-GSE	$172	$3	$-	$175
Total	$172	$3	$-	$175

Securities held to maturity:
Mortgage-backed securities-GSE	$16,751	$61	$11	$16,801
U.S. Government agencies	12,401	-	115	12,286
Collateralized mortgage obligations-GSE	5,061	60	-	5,121
Private pass-through securities	3	-	-	3
Total	$34,216	$121	$126	$34,211

December 31, 2009
Securities available for sale:
Mortgage-backed securities-GSE	$174	$2	$-	$176
Total	$174	$2	$-	$176

Securities held to maturity:
Mortgage-backed securities-GSE	$11,796	$30	$1	$11,825
Collateralized mortgage obligations-GSE	46	1	-	47
Private pass-through securities	3	-	-	3
Total	$11,845	$31	$1	$11,875

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	March 31, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$-	$-
Due after ten years	172	175

	$172	$175

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	March 31, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$-	$-
Due after one but within five years	26	26
Due after five but within ten years	349	354
Due after ten years	21,440	21,545

	$21,815	$21,925

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Contractual final maturities of U.S. Government Agency securities held to maturity were as follows:

	March 31, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$-	$-
Due after one but within five years	5,000	4,997
Due after five but within ten years	2,406	2,400
Due after ten years	4,995	4,889

	$12,401	$12,286

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to potential calling of these securities by the issuers.

The age of unrealized losses and the fair value of related securities available for sale and held to maturity were as follows (in thousands): as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2010
U.S. Government agencies	$12,286	$115	$-	$-	$12,286	$115
Collateralized mortgage obligations-GSE	1	-	12	-	13	-
Mortgage-backed securities-GSE	5,061	11	64	-	5,125	11
	$17,348	$126	$76	$-	$17,424	$126

December 31, 2009
Mortgage backed securities-GSE	$-	$-	$127	$1	$127	$-
	$-	$-	$127	$1	$127	$-

At March 31, 2010, five mortgage-backed securities, four U.S. Government agency securities and two collateralized mortgage obligations had unrealized losses.  Management concluded that the unrealized losses reflected above for these securities were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, as the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market recovery, these investments are not considered to be other-then-temporarily impaired.

NOTE 6 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

Fair value accounting guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.

Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, fair value accounting guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2010
Securities available for sale:
Mortgage-backed securities-GSE	$-	$175	$-	$175
Total	$-	$175	$-	$175

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities-GSE	$-	$176	$-	$176
Total	-	$176	-	$176

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2010.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans:
March 31, 2010	$-	$-	$5,020	$5,020
December 31, 2009	-	-	4,122	4,122

Fair value is generally determined based upon independent third-party appraisals of the underlying collateral properties, or discounted cash flows based upon the expected proceeds.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009.

Cash and Cash Equivalents, Certificates of Deposit and Accrued Interest Receivable and Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

Securities available for sale are measured as described in Note 6.  Held to maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and are reported at amortized cost (unless value is other than temporarily impaired).

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

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

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

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are typically included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

FHLB of New York Stock

The carrying amount of FHLB of New York stock is equal to its fair value and considers the limited marketability of this security.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand.  Time deposits are segregated by type, size, and remaining maturity.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on rates currently offered in the market.  At March 31, 2010 and December 31, 2009, accrued interest payable of $8,000 is included in deposit liabilities.

FHLB of New York Advances and Note Payable

The fair value of FHLB advances and note payable are estimated based on the discounted value of future contractual payments.  The discount rate is equivalent to the estimated rate at which the Company could currently obtain similar financing.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2010 and December 31, 2009, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In Thousands)

Financial assets:
Cash and cash equivalents	$54,972	$54,972	$88,718	$88,718
Certificates of deposit	3,735	3,735	8,715	8,715
Securities available for sale	175	175	176	176
Securities held to maturity	34,216	34,211	11,845	11,875
Loans receivable	387,857	396,569	386,266	395,366
FHLB stock	2,277	2,277	2,277	2,277
Accrued interest receivable	1,971	1,971	1,924	1,924

Financial liabilities:
Deposits	367,604	372,792	379,518	385,820
FHLB advances	35,000	37,104	35,000	36,805
Note payable	332	339	328	335

NOTE 7 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

On June 29, 2007, the Company completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Company received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Company received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  On July 29, 2009, prior to the due date, the $10.9 million Combined Note was extended to January 31, 2010.  The amount due on such date includes interest and expenses.  The Company is currently negotiating with the borrower to extend the terms of the Combined Note.  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a first mortgage on the Property.  Based on a current appraisal, the loan to value is less than 40%.  This loan is included in loans receivable, however, it is not included in the calculation of the regulatory limits on loans to one borrower.

NOTE 8 – COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010	2009

Net income	$523	$506
Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securitiesavailable for sale, net of income tax (benefit), of$1, and $-, respectively.	1	5
Benefit plan amounts (amortization of priorservice costs and actuarial gains, net of incometax effect of $11, and $3, respectively).	(4)	4
Other comprehensive income (loss)	(3)	9
Comprehensive income	$520	$515

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  The ASU improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This ASU is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption did not have a material effect on the Company’s consolidated financial condition.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (1) A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption did not have a material effect on the Company’s consolidated financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K under “Item 1A.  Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the following to be our critical accounting policies:  allowance for loan losses and deferred income taxes.

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision could require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss or a series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional discussion, see note 1 of the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for 2009.

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

First Quarter Performance Highlights

The Company’s net income for the quarter ended March 31, 2010 increased by $17,000 over the 2009 similar period.  Net interest income increased from period to period primarily resulting from our increasing balance of investment securities and loans, the decrease in the rates paid on our deposit products, particularly certificates of deposit, and the decrease in the balance of borrowings.

Reflecting the impact of the economic downturn on our market area and the continuing decline in the market value of collateral for commercial real estate and multi-family loans, our nonperforming loans increased to $35.6 million at March 31, 2010 from $20.2 million at December 31, 2009.  Non-performing loans at March 31, 2010 consisted of 15 loans in the aggregate (nine non-residential mortgage loans and six multi-family mortgage loans).  The increase in nonperforming loans during the first quarter of 2010 was primarily due to the addition of four nonperforming nonresidential mortgage loans totaling $15.7 million and three nonperforming multi-family mortgage loans totaling $3.5 million, offset by the removal from nonperforming status of one nonperforming multi-family mortgage loan totaling $2.9 million and one nonperforming nonresidential mortgage loan totaling $1.1 million both of which became current at March 31, 2010.

In connection with the resulting impact of the economic downturn on the performance of the Company’s loan portfolio and, in connection with the Company’s quarterly in-depth analysis of its nonperforming and potential nonperforming loans, the Company significantly increased the allowance for loan losses during the third and fourth quarter of 2009.  Consequently, the Company’s allowance for loan losses was sufficient to absorb the $2.1 million in charge-offs during the fourth quarter of 2009 and the $323,000 in charge-offs during the first quarter of 2010.  For the first quarter of 2010, the Company determined that no further provision to the allowance was necessary.

In late 2009 and continuing into 2010, we have proactively reduced mortgage origination levels to reflect the Bank’s unwillingness to offer rates and terms on loan products that, in our opinion, do not accurately reflect the risk associated with particular loan types in the current economic and real estate environment.

As demonstrated by the increase in our nonperforming loans, real estate values have continued to decline in our market areas with many borrowers experiencing increasing financial stress from vacancies and collection problems. Industry wide increases of troubled commercial real estate loans have prompted heightened levels of regulatory scrutiny and increased pressure from regulators to reduce exposure to these types of loans.

Our multi-family and mixed-use lending niche has not been immune to this economic and real estate downturn.  As a result, during the first quarter at 2010, we materially curtailed lending on mixed-use property and multi-family property and will continue to do so until sufficient evidence exists to demonstrate that property values are on the rise and vacancy and collection problems have begun to subside.

Until such time as the real estate markets stabilize, we will focus our attention on maintaining the health and performance of our existing mortgage portfolio.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets decreased by $10.1 million, or 1.9%, to $517.2 million at March 31, 2010 from $527.3 million at December 31, 2009.  The decrease in total assets was due to a decrease of $33.7 million in cash and cash equivalents, a decrease of $5.0 million in certificates of deposits at other financial institutions, a decrease of $327,000 in other assets and a decrease of $181,000 in premises and equipment, partially offset by increases of $22.4 million in investment securities held-to-maturity, increases of $5.2 million in bank owned life insurance, and increases of $1.6 million in loans receivable, net.

Cash and cash equivalents decreased by $33.7 million, or 38.0%, to $55.0 million at March 31, 2010, from $88.7 million at December 31, 2009.  In addition, certificates of deposits at other financial institutions decreased by $5.0 million, or 38.0%, to $3.7 million at March 31, 2010 from $8.7 million at December 31, 2009.

The decrease in short-term liquidity funded an increase of $22.4 million in investment securities held-to-maturity, an increase of $5.2 million in bank owned life insurance, an increase of $1.6 million in loans receivable, net, and a decrease of $11.9 million in deposits, offset by an increase of $1.4 million in advance payments by borrowers for taxes and insurance.

Investment securities increased by $22.4 million, or 188.9%, to $34.2 million at March 31, 2010 from $11.8 million at December 31, 2009 due to an effort to increase yield and earnings through the purchases of $12.4 million in U.S. Government agency securities, $5.1 million in mortgage-backed securities and $5.1 million in collateralized mortgage obligations.

Bank owned life insurance increased by $5.2 million, or 49.0%, to $15.7 million at March 31, 2010 from $10.5 million at December 31, 2009 due primarily to the purchases of $5.0 million in additional bank owned life insurance.

Loans receivable, net increased by $1.6 million, or 0.4%, to $387.9 million at March 31, 2010 from $386.3 million at December 31, 2009, due to loan originations of $5.2 million that exceeded loan repayments of $3.6 million.

Premises and equipment decreased by $181,000, or 2.2%, to $8.0 million at March 31, 2010 from $8.2 million at December 31, 2009 due to depreciation of existing premises and equipment.

Deposits decreased by $11.9 million, or 3.1%, to $367.6 million at March 31, 2010 from $379.5 million at December 31, 2009.  The decrease in deposits was primarily attributable to decreases of $12.2 million in certificates of deposits and $2.7 million in non-interest bearing accounts, offset by increases of $2.0 million in our NOW and money market accounts and $1.0 million in our regular savings accounts.

Advance payments by borrowers for taxes and insurance increased by $1.4 million, or 44.5%, to $4.6 million at March 31, 2010 from $3.2 million at December 31, 2009 due primarily to accumulating balances paid into escrow accounts by borrowers.

Stockholders’ equity increased by $396,000, or 0.4%, to $107.8 million at March 31, 2010, from $107.4 million at December 31, 2009.  This increase was primarily the result of net income of $523,000 and the amortization of $42,000 for the ESOP for the period, partially offset by a cash dividend declared of $166,000.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. Net income increased by $17,000, or 3.4%, to $523,000 for the quarter ended March 31, 2010, from $506,000 for the quarter ended March 31, 2009.  The increase was primarily the result of an increase of $119,000 in net interest income, an increase of $55,000 in non-interest income, a decrease of $95,000 in the provision for income taxes, and a decrease of $16,000 in provision for loan losses, offset by an increase of $268,000 in non-interest expense.

Net Interest Income.   Net interest income increased by $119,000, or 3.3%, to $3.7 million for the three months ended March 31, 2010 from $3.6 million for the three months ended March 31, 2009.  The increase in net interest income resulted primarily from an increase in interest income which was due to an increase in interest income from investment securities and other interest-earning assets that more than offset a decrease in interest income from loans receivable.  The increase in net interest income was also partially a result of a decrease in interest expense due to a decrease in borrowed money that offset an increase in deposits.  The increase in net interest income was partially offset by a decrease of $13.8 million in net interest-earning assets.

The net interest spread decreased by 11 basis points to 2.60% for the three months ended March 31, 2010 from 2.71% for the three months ended March 31, 2009.  The net interest margin decreased by 43 basis points between these periods from 3.46% for the quarter ended March 31, 2009 to 3.03% for the quarter ended March 31, 2010.  The decrease in the interest rate spread and the net interest margin in the first quarter of 2010 compared to the same period in 2009 was due to the yield on our interest-earning assets decreasing to a greater degree than the decrease in the cost of our interest-bearing liabilities.

The yield on our interest-earning assets decreased by 77 basis points to 4.92% for the three months ended March 31, 2010 from 5.69% for the three months ended March 31, 2009 and the cost of our interest-bearing liabilities decreased by 67 basis points to 2.32% for the three months ended March 31, 2010 from 2.99% for the three months ended March 31, 2009.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2009 which continued into the first quarter of 2010.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$394,366	$5,767	5.85%	$373,776	$5,832	6.24%
Securities (including FHLB stock)	23,594	202	3.42	4,768	42	3.52
Other interest-earning assets	71,683	48	0.27	36,283	31	0.34
Total interest-earning assets	489,643	6,017	4.92	414,827	5,905	5.69
Allowance for loan losses	(6,726)			(1,866)
Non-interest-earning assets	37,729			24,229
Total assets	$520,646			$437,190

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$74,029	$240	1.30	$25,005	$43	0.69
Savings and club accounts	60,092	107	0.71	57,545	118	0.82
Certificates of deposit	228,874	1,663	2.91	182,662	1,819	3.98
Total interest-bearing deposits	362,995	2,010	2.21	265,212	1,980	2.99

Borrowings	35,329	297	3.36	44,539	334	3.00
Total interest-bearing liabilities	398,324	2,307	2.32	309,751	2,314	2.99

Noninterest-bearing demand	9,350			6,269
Other liabilities	5,382			10,387
Total liabilities	413,056			326,407

Stockholders’ equity	107,590			110,783
Total liabilities and Stockholders’ equity	$520,646			$437,190
Net interest income		$3,710			$3,591
Interest rate spread			2.60			2.71
Net interest margin			3.03			3.46
Net interest-earning assets	$91,319			$105,076
Interest-earning assets to interest-bearing liabilities	122.9%			133.92%

Total interest income increased by $112,000, or 1.9%, to $6.0 million for the three months ended March 31, 2010, from $5.9 million for the three months ended March 31, 2009.  Interest income on loans decreased by $65,000, or 1.1%, to $5.77 million for the three months ended March 31, 2010 from $5.83 million for the three months ended March 31, 2009.  The average balance of the loan portfolio increased by $20.6 million to $394.4 million for the three months ended March 31, 2010 from $373.8 million for the three months ended March 31, 2009 as originations outpaced repayments.  The average yield on loans decreased by 39 basis points to 5.85% for the three months ended March 31, 2010 from 6.24% for the three months ended March 31, 2009 as a result of the decreasing rate environment.

Interest income on securities increased by $160,000, or 381.0%, to $202,000 for the three months ended March 31, 2010 from $42,000 for the three months ended March 31, 2009.  The increase was primarily due to an increase of $18.8 million, or 394.8%, in the average balance of securities to $23.6 million for the three months ended March 31, 2010 from $4.8 million for the three months ended March 31, 2009.  The increase in the average balance was due to purchases of additional investment securities, offset by a decrease in FHLB New York stock.  The increase in the average balance was partially offset by a decrease of 10 basis points in the average yield on securities to 3.42% for the three months ended March 31, 2010 from 3.52% for the three months ended March 31, 2009.  The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities from March 31, 2009 to March 31, 2010.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $17,000, or 54.8%, to $48,000 for the three months ended March 31, 2010 from $31,000 for the three months ended March 31, 2009.  The increase was primarily the result of an increase of $35.4 million in the average balance of other interest-earning assets to $71.7 million for the three months ended March 31, 2010 from $36.3 million for the three months ended March 31, 2009, partially offset by a decrease of 7 basis points in the yield to 0.27% for the three months ended March 31, 2010 from 0.34% for the three months ended March 31, 2009.  The increase in the average balance of other interest-earning assets was due to the increase in interest-bearing deposits resulting from the offering of competitive rates and our new branch offices that opened in the second quarter of 2009.  The decline in the yield was due to the low short term interest rate environment from March 31, 2009 to March 31, 2010.

Total interest expense decreased by $7,000, or 0.3%, to $2.3 million for the three months ended March 31, 2010 from $2.3 million for the three months ended March 31, 2009.  Interest expense on deposits increased by $30,000, or 1.5%, to $2.0 million for the three months ended March 31, 2010 from $2.0 million for the three months ended March 31, 2009.  During this same period, the average interest cost of deposits decreased by 78 basis points to 2.21% for the three months ended March 31, 2010 from 2.99% for the three months ended March 31, 2009.

Due to an effort by the Company to increase deposits through the opening of two new branch offices in Massachusetts during the second quarter of 2009, the offering of competitive interest rates in our retail network, and decreased reliance on two nationwide certificate of deposit listing services, the average balance of certificates of deposits increased by $46.2 million, or 25.3%, to $228.9 million for the three months ended March 31, 2010 from $182.7 million for the three months ended March 31, 2009.  Despite the increase in the average balance of certificates of deposits, interest expense on our certificates of deposits decreased by $156,000, or 8.6%, to $1.66 million for the three months ended March 31, 2010 from $1.82 million for the three months ended March 31, 2009.  This decrease was the result of a decrease in the interest cost of our certificates of deposits of 107 basis points to 2.91% for the three months ended March 31, 2010 from 3.98% for the three months ended March 31, 2009.

Interest expense on our other deposit products increased by $186,000, or 115.5%, to $347,000 for the three months ended March 31, 2010 from $161,000 for the three months ended March 31, 2009.  The increase was due to an increase of 61 basis points in the cost of our interest-bearing demand deposits to 1.30% for the three months ended March 31, 2010 from 0.69% for the three months ended March 31, 2009, partially offset by a decrease of 11 basis points in the cost of our savings and holiday club deposits to 0.71% for the three months ended March 31, 2010 from 0.82% for the three months ended March 31, 2009.  The increase was also due to an increase of $49.0 million, or 196.1%, in the average balance of interest-bearing demand deposits to $74.0 million for the three months ended March 31, 2010 from $25.0 million for the three months ended March 31, 2009 and an increase of $2.6 million, or 4.4%, in the average balance of our savings and holiday club deposits to $60.1 million for the three months ended March 31, 2010 from $57.5 million for the three months ended March 31, 2009.

Interest expense on borrowings decreased by $37,000, or 11.1%, to $297,000 for the three months ended March 31, 2010 from $334,000 for the three months ended March 31, 2009.  The decrease was primarily due to a decrease of $9.2 million, or 20.7%, in the average balance of borrowed money to $35.3 million for the three months ended March 31, 2010 from $44.5 million for the three months ended March 31, 2009.  Interest expense on borrowed money for the three months ended March 31, 2010 consisted of $293,000 in interest expense on an average balance of $35.0 million in FHLB advances and $4,000 in interest expense on an average balance of $329,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to $328,000 in interest expense on an average balance of $44.1 million in FHLB advances and $6,000 in interest expense on an average balance of $483,000 on the note incurred in connection with the acquisition of Hayden Financial Group LLC for the three months ended March 31, 2009.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Allowance at beginning of period	$6,733	$1,865
Provision for loan losses	34	50
Charge-offs	393	–
Recoveries	–	–
Net charge-offs	393	–
Allowance at end of period	$6,374	$1,915

Allowance to nonperforming loans	17.90%	51.84%
Allowance to total loans outstanding at the end of the period	1.62%	0.50%
Net charge-offs (recoveries) to average loans outstanding during the period	0.10%	0.00%

The allowance to nonperforming loans ratio decreased to 17.90% at March 31, 2010 from 51.84% at March 31, 2009 due primarily to the increase in nonperforming loans to $35.6 million at March 31, 2010 from $3.7 million at March 31, 2009.  As noted previously in the First Quarter Performance Highlights section, the increase in nonperforming loans was due to the impact of the economic downturn on the performance of the Company’s loan portfolio.  The Company significantly increased the allowance for loan losses during the third and fourth quarter of 2009.  As a result, the allowance for loan losses was sufficient to absorb the increase in nonperforming loans and the resulting charge-offs that occurred during the fourth quarter of 2009 and continued into the first quarter of 2010.  For the first quarter of 2010, the Company determined that no further provision to the allowance was necessary.

The allowance for loan losses was $6.37 million at March 31, 2010, $6.73 million at December 31, 2009, and $1.92 million at March 31, 2009.  We recorded provision for loan losses of $34,000 for the three month period ended March 31, 2010 compared to a provision for loan losses of $50,000 for the three month period ended March 31, 2009.

We charged-off $393,000 against five non-performing multi-family mortgage loans, two non-performing non-residential mortgage loans, and one performing multi-family mortgage loan during the three months ended March 31, 2010.  We did not have any recoveries during the three months ended March 31, 2010.  We did not record any loan charge-offs or recoveries during the three months ended March 31, 2009.

Non-interest Income.  Non-interest income increased by $55,000, or 16.5%, to $388,000 for the three months ended March 31, 2010 from $33,000 for the three months ended March 31, 2009.  The increase was due to a $67,000 increase in earnings on bank owned life insurance, a $12,000 increase in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division, a $4,000 increase in other non-interest income, and a $4,000 decrease in impairment loss on securities, partially offset by a $25,000 decrease in other loan fees and service charges, and a $7,000 loss from the disposition of a fixed asset.

Non-interest Expense.  Non-interest expense increased by $268,000, or 8.9%, to $3.3 million for the three months ended March 31, 2010 from $3.0 million for the three months ended March 31, 2009.  The increase resulted primarily from increases related to the opening of two new branch locations in Massachusetts in the second quarter of 2009 and increases in FDIC deposit insurance premiums.  Specifically, the Company recorded increases of $249,000 in salaries and employee benefits, $123,000 in FDIC deposit insurance expense, $48,000 in occupancy expense, $11,000 in other non-interest expense, and $10,000 in outside data processing expense, which were partially offset by decreases of $111,000 in real estate owned expenses, $44,000 in advertising expense, and $18,000 in equipment expense.

Salaries and employee benefits, which represent 53.6% of the Company’s non-interest expense, increased by $249,000, or 16.2%, to $1.8 million in 2010 from $1.5 million in 2009 due to an increase in the number of full time equivalent employees from 88 at March 31, 2009 to 100 at March 31, 2010.  The increase was due to the addition of employees to staff the two new branch offices in Massachusetts.

FDIC deposit insurance expense increased by $123,000, or 1,118.2%, to $134,000 in 2010 from $11,000 in 2009 due to increased deposit insurance rates in the current period.

Occupancy expense increased by $48,000, or 16.8%, to $333,000 in 2010 from $285,000 in 2009 due to the addition of two new branch offices and increases in utility expense and real estate tax expense.

Other non-interest expense increased by $11,000, or 1.6%, to $679,000 in 2010 from $668,000 in 2009 due mainly to increases of $19,000 in miscellaneous non-interest expenses, $19,000 in service contracts, $8,000 in insurance expense, $4,000 in audit and accounting fees, and $2,000 in telephone expenses.  These increases were partially offset by decreases of $25,000 in directors, officers and employee expenses, $13,000 in legal fees, and $3,000 in office supplies and stationery.

Outside data processing expense increased by $10,000, or 5.1%, to $208,000 in 2010 from $198,000 in 2009 due to additional services provided in 2010 by the Company’s core data processing vendor.

Income of $1,000 in 2010 from the operation of real estate owned was due to rental income exceeding the maintenance expense of a real estate owned property located in Newark, New Jersey.  This compared to a real estate owned expense of $110,000 in 2009 due to the Bank’s recognition of an $86,000 loss on the disposition of a foreclosed multi-family property located in Hampton, New Hampshire and operating expenses of $24,000 in connection with the maintenance and operation of the real estate owned.

Advertising expense decreased by $44,000, or 66.7%, to $22,000 in 2010 from $66,000 in 2009 due to an effort to contain expense.  Equipment expense decreased by $18,000, or 11.6%, to $137,000 in 2010 from $155,000 in 2009 due to cost containment measures.

Income Taxes. Income tax expense decreased by $95,000, or 27.9%, to $246,000 for the three months ended March 31, 2010 from $341,000 for the three months ended March 31, 2009.  The decrease resulted primarily from a $78,000 decrease in pre-tax income in 2010 compared to 2009.  The effective tax rate was 32.0% for the three months ended March 31, 2010 and 40.3% for the three months ended March 31, 2009.  The decrease in the effective tax rate between periods was due to the additional purchase of $5.0 million in bank owned life insurance during the first quarter of 2010.

Non-Performing Assets

The following table provides information with respect to our non-performing assets at the dates indicated.

	At March 31, 2010	At December 31, 2009
	(Dollars in thousands)

Non-accrual loans	$32,464	$20,150
Loans past due 90 days or more and accruing	1,184	-
Total nonaccrual and 90 days or more past due loans	33,648	20,150
Other non-performing loans	1,960	-
Total non-performing loans	35,608	20,150
Real estate owned	636	636
Total non-performing assets	36,244	20,786
Troubled debt restructurings	13,075	13,175
Total troubled debt restructurings and non-performing assets	$49,319	$33,961

Total non-performing loans to total loans	9.06%	5.14%
Total non-performing loans to total assets	6.88%	3.94%
Total non-performing assets and troubled debt restructurings to total assets	9.54%	6.44%

Non-accrual loans at March 31, 2010 consisted of fifteen loans in the aggregate – six multi-family mortgage loans and nine non-residential mortgage loans.

The six non-accrual multi-family mortgage loans totaled $3.2 million at March 31, 2010, consisting of the following multi-family mortgage loans: an outstanding balance of $1.1 million secured by an apartment building located in Boston, Massachusetts; an outstanding balance of $750,000 secured by an apartment building located in Paterson, New Jersey; an outstanding balance of $614,000 secured by an apartment building located in Holyoke, Massachusetts; an outstanding balance of $327,000 secured by an apartment building located in Elizabeth, New Jersey; an outstanding balance of $278,000 secured by an apartment building located in Herkimer, New York; and an outstanding balance of $160,000 secured by an apartment building located in Southbridge, Massachusetts.

The nine non-accrual non-residential mortgage loans totaled $29.2 million at March 31, 2010.  One of the non-accrual non-residential mortgage loans had an outstanding balance of $10.9 million and is related to the sale of the 1353-55 First Avenue, New York, New York branch office building (the “Property”).  The loan is secured by the interests in the companies owning the Property and a first mortgage on the Property.  Based on a current appraisal, the loan to value ratio is less than 40%.  The second non-accrual non-residential mortgage loan had an outstanding balance of $558,000 and consists of capitalized legal fees related to the Property.

The third non-accrual non-residential mortgage loan had an outstanding balance of $7.5 million and is secured by a hotel located in Long Beach, New York.  The fourth non-accrual non-residential mortgage loan had an outstanding balance of $4.5 million and is secured by an office building located in Lawrenceville, New Jersey. The fifth non-accrual non-residential mortgage loan had an outstanding balance of $3.5 million and is secured by a restaurant/catering hall/night club located in Brooklyn, New York.  The sixth non-accrual non-residential mortgage loan had an outstanding balance of $700,000 and is secured by an office/warehouse industrial facility located in Portland, Connecticut.  The seventh non-accrual non-residential mortgage loan had an outstanding balance of $694,000 and is secured by two gasoline stations located in Putnam and Westchester Counties, New York.  The eighth non-accrual non-residential mortgage loan had an outstanding balance of $437,000 and is secured by a strip shopping center and warehouse located in Tobyhanna, Pennsylvania.  The ninth non-accrual non-residential mortgage loan had an outstanding balance of $452,000 and is secured by a restaurant and 23 boat slips located in Far Rockaway, New York.

We are in the process of foreclosing on five of the six multi-family and four of the nine non-residential properties.  The Bank successfully completed foreclosure action on the two gasoline stations and took title to the two properties in April 2010.  We have entered into a forbearance agreement with the owners of the non-residential property located in Long Beach, New York.  Based on recent fair value analyses of the non-accrual properties, the Bank does not expect any losses beyond the amounts already charged off on the properties.

The one 90 days or more past due and still accruing loan is a multi-family mortgage loan with an outstanding balance of $1.2 million secured by an apartment building located in Cambridge, Massachusetts.  The borrower is making payments under terms arranged by the Bankruptcy Court.

The other nonperforming loans consisted of two mortgage loans that are 60 days delinquent.  The first had an outstanding balance of $1.7 million and is secured by an apartment building located in Brooklyn, New York.  The second nonperforming loan had an outstanding balance of $212,000 and is secured by a restaurant/fish market located in Milford, New Hampshire.  We are working with the borrowers to bring the loans current and we do not anticipate any loss on the loans.

At March 31, 2010, the one foreclosed property had a net balance of $636,000 and consisted of a six unit multi-family building located in Newark, New Jersey.  We renovated this property and have leased all the units, with the eventual goal of marketing the property when the real estate market has stabilized.

The troubled debt restructured loans consisted of 18 loans, all of which are current, totaling $13.1 million.  The largest troubled debt restructured loan had an outstanding balance of $2.1 million and is secured by a 14 unit office building located in Pittsburgh, Pennsylvania.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $55.0 million at March 31, 2010 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items.  Securities classified as available for sale provide an additional source of liquidity.  Total securities classified as available for sale were $175,000 at March 31, 2010.

At March 31, 2010, we had $17.5 million in loan commitments outstanding, consisting of $13.6 million in unused commercial business lines of credit, $3.2 million in unused real estate equity lines of credit, $551,000 in unused loans in process, and $169,000 in consumer lines of credit.  Certificates of deposit due within one year of March 31, 2010 totaled $183.0 million.  This represented 82.1% of certificates of deposit at March 31, 2010.  We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and FHLB advances.  At March 31, 2010, we had the ability to borrow $63.1 million, net of $35.0 million in outstanding advances, from the FHLB of New York.  At March 31, 2010, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2010, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2010 and the year ended December 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$81,863	$(8,414)	(9)%	16.57%	(109	) bp
200	84,856	(5,420)	(6)%	16.98%	(68	) bp
100	87,655	(2,621)	(3)%	17.34%	(32	) bp
50	88,951	(1,326)	(1)%	17.50%	(16	) bp
0	90,276	-	-	17.66%	-
(50)	91,697	1,421	2%	17.83%	18	bp
(100)	93,647	3,447	4%	18.10%	44	bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Removed and Reserved

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

Northeast Community Bancorp, Inc.

Date: May 14, 2010	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President, Chief Operating Officer and Chief Financial Officer