Form 10-Q
period 2010-06-30
NORTHEAST COMMUNITY BANCORP INC
filed 2010-08-13
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, there were 13,225,000 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2010	December 31, 2009
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$4,798	$3,441
Interest-bearing deposits	66,694	85,277

Cash and cash equivalents	71,492	88,718

Certificates of deposit	996	8,715
Securities available for sale	174	176
Securities held to maturity	28,909	11,845
Loans receivable, net of allowance for loan losses of $5,501 and $6,733, respectively	378,759	386,266
Premises and equipment, net	7,849	8,220
Federal Home Loan Bank of New York stock, at cost	2,334	2,277
Bank owned life insurance	15,833	10,522
Accrued interest receivable	2,015	1,924
Goodwill	1,310	1,310
Intangible assets	558	588
Real estate owned	986	636
Other assets	5,760	6,079

Total assets	$516,975	$527,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$12,578	$11,594
Interest bearing	355,797	367,924

Total deposits	368,375	379,518

Advance payments by borrowers for taxes and insurance	3,293	3,153
Federal Home Loan Bank advances	35,000	35,000
Accounts payable and accrued expenses	2,133	1,829
Note payable	336	328

Total liabilities	409,137	419,828

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	–	–
Common stock, $0.01 par value; 19,000,000 shares authorized; issued and outstanding: 13,225,000 shares	132	132
Additional paid-in capital	57,446	57,496
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,018)	(4,147)
Retained earnings	54,438	54,121
Accumulated comprehensive loss	(160)	(154)

Total stockholders’ equity	107,838	107,448
Total liabilities and stockholders’ equity	$516,975	$527,276

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

INTEREST INCOME:
Loans	$5,658	$6,050	$11,425	$11,882
Interest-earning deposits	27	27	75	58
Securities – taxable	315	58	517	100

Total Interest Income	6,000	6,135	12,017	12,040

INTEREST EXPENSE:
Deposits	1,924	2,247	3,934	4,227
Borrowings	301	382	598	716

Total Interest Expense	2,225	2,629	4,532	4,943

Net Interest Income	3,775	3,506	7,485	7,097

PROVISION FOR LOAN LOSSES	860	336	893	386

Net Interest Income after Provision for Loan Losses	2,915	3,170	6,592	6,711

NON-INTEREST INCOME:
Other loan fees and service charges	93	77	150	160
Impairment loss on equity security	-	-	-	(4)
Loss on disposition of equipment	-	-	(7)	-
Earnings on bank owned life insurance	158	113	311	199
Investment advisory fees	201	181	381	349
Other	2	3	6	3

Total Non-Interest Income	454	374	841	707

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,775	1,766	3,558	3,300
Net occupancy expense	304	374	637	659
Equipment	141	190	278	345
Outside data processing	225	192	433	390
Advertising	14	165	36	231
Real estate owned expense	13	35	12	145
FDIC insurance premiums	109	216	243	227
Other	707	922	1,386	1,590

Total Non-Interest Expenses	3,288	3,860	6,583	6,887

Income (Loss) before Provision for Income Taxes	81	(316)	850	531

PROVISION (BENEFIT) FOR INCOME TAXES	(45)	(181)	201	160

Net Income (Loss)	$126	$(135)	$649	$371
Net Income (Loss) per Common Share – Basic	$0.01	$(0.01)	$0.05	$0.03
Weighted Average Number of Common Shares Outstanding – Basic	12,820	12,794	12,817	12,791
Dividends paid per common share	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Comprehensive Income

Balance at December 31, 2008	$132	$57,560	$(4,407)	$57,399	$(182)	$110,502
Comprehensive income:
Net income	-	-	-	371	-	371	$371
Unrealized loss on securities available for sale, net of taxes of $2	-	-	-	-	5	5	5
Prior Service Cost and Actuarial Loss– DRP, net of taxes of $6	-	-	-	-	8	8	8
Cash dividend declared ($.06 per share) to minority stockholders	-	-	-	(331)	-	(331)
ESOP shares earned	-	(28)	130	-	-	102

Total comprehensive income							$384

Balance at June 30, 2009	$132	$57,532	$(4,277)	$57,439	$(169)	$110,657

Balance at December 31, 2009	$132	$57,496	$(4,147)	$54,121	$(154)	$107,448
Comprehensive income:
Net income	-	-	-	649	-	649	$649
Change in unrealized gain on securities available for sale, net of taxes of $1	-	-	-	-	2	2	2
Prior Service Cost and Actuarial Loss– DRP, net of taxes of $6	-	-	-	-	(8)	(8)	(8)
Cash dividend declared ($.06 per share) to minority stockholders				(332)	-	(332)
ESOP shares earned	-	(50)	129	-	-	79

Total comprehensive income							$643

Balance at June 30, 2010	$132	$57,446	$(4,018)	$54,438	$(160)	$107,838

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income	$649	$371
Adjustments to reconcile net income to net cash (used in) operating activities:
Net amortization of securities premiums and discounts, net	12	1
Provision for loan losses	893	386
Provision for depreciation	401	317
Net (accretion) amortization of deferred loan discounts, fees and costs	70	(163)
Amortization other	38	41
Deferred income taxes	177	-
Impairment loss on securities	-	4
Loss on disposal of equipment	7	3
Loss on sale of real estate owned	-	86
Earnings on bank owned life insurance	(311)	(199)
ESOP compensation expense	79	102
(Increase) in accrued interest receivable	(91)	(149)
Decrease (Increase) in other assets	97	(2,148)
Increase in accrued interest payable	1	1
Increase (Decrease) in other accounts payable and accrued expenses	341	(1,938)
Net Cash Provided by (Used in) Operating Activities	2,363	(3,285)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	-	(1,529)
Net decreases (increase) in loans	6,194	(28,189)
Purchase of securities held to maturity	(22,568)	-
Principal repayments on securities available for sale	4	4
Principal repayments and calls on securities held to maturity	5,492	198
Proceeds from maturities of certificates of deposit	7,719	-
Purchase of Federal Home Loan Bank of New York Stock	(57)	(602)
Purchases of premises and equipment	(37)	(4,190)
Purchases of certificates of deposit	-	(15,438)
Proceeds from sale of real estate owned	-	283
Capitalized costs on real estate owned	-	(168)
Purchase of bank owned life insurance	(5,000)	(1,200)
Net Cash (Used in) Investing Activities	(8,253)	(50,831)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(11,144)	88,382
Proceeds from FHLB of New York advances	-	10,000
Increase (decrease) in advance payments by borrowers for taxes and insurance	140	(3,458)
Cash dividends paid to minority stockholders	(332)	(331)
Net Cash (Used in) Provided by Financing Activities	(11,336)	94,593
Net (Decrease) Increase in Cash and Cash Equivalents	(17,226)	40,477
Cash and Cash Equivalents - Beginning	88,718	36,534
Cash and Cash Equivalents - Ending	$71,492	$77,011
SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid	$-	$3,862
Interest paid	$4,531	$4,942
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Loan transferred to Real Estate Owned	$350	$-

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

NECP, a New York limited liability company, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  As of June 30, 2010, NECP had title to one multi-family property located in Newark, New Jersey and two gasoline stations located in Putnam and Westchester Counties, New York. The Bank accepted a deed-in-lieu of foreclosure and transferred the multi-family property to NECP on November 19, 2008.  In addition, the Bank completed foreclosure action on the two gasoline stations and transferred the two properties to NECP on April 19, 2010.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2009 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.  In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2010 and through the date these consolidated financial statements were issued.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the six-month periods ended June 30, 2010 and 2009, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2009 and June 30, 2010, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan.  As of December 31, 2009, the Company had allocated 77,763 shares to participants, and an additional 25,921 shares had been committed to be released.  As of June 30, 2010, the Company had allocated 103,684 shares to participants, and an additional 12,960 shares had committed to be released.  The Company recognized compensation expense of $37,000 and $54,000 during the three-month periods ended June 30, 2010 and 2009, respectively, and $79,000 and $102,000 during the six-month periods ended June 30, 2010 and 2009, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2010	2009	2010	2009
Service cost	$14	$13	$28	$26
Interest cost	10	9	20	18
Amortization of Prior Service Cost	5	5	10	10
Amortization of actuarial loss	2	2	4	4
Total	$31	$29	$62	$58

This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The amortization of prior service cost and actuarial loss in the six-month periods ended June 30, 2010 and 2009 is also reflected as a reduction in other comprehensive income during each period.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Securities available for sale:
Mortgage-backed securities-GSE	$169	$5	$-	$174
Total	$169	$5	$-	$174

Securities held to maturity:
Mortgage-backed securities-GSE	$16,537	$240	$-	$16,777
U.S. Government agencies	7,401	25	1	7,425
Collateralized mortgage obligations-GSE	4,970	195	-	5,165
Private pass-through securities	1	-	-	1
Total	$28,909	$460	$1	$29,368

December 31, 2009
Securities available for sale:
Mortgage-backed securities-GSE	$174	$2	$-	$176
Total	$174	$2	$-	$176

Securities held to maturity:
Mortgage-backed securities-GSE	$11,796	$30	$1	$11,825
Collateralized mortgage obligations-GSE	46	1	-	47
Private pass-through securities	3	-	-	3
Total	$11,845	$31	$1	$11,875

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	June 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$-	$-
Due after ten years	169	174

	$169	$174

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	June 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$-	$-
Due after one but within five years	18	19
Due after five but within ten years	302	308
Due after ten years	21,188	21,616

	$21,508	$21,943

NOTE 5 – INVESTMENTS (Continued)

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Contractual final maturities of U.S. Government Agency securities held to maturity were as follows:

	June 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$-	$-
Due after one but within five years	-	-
Due after five but within ten years	2,406	2,405
Due after ten years	4,995	5,020

	$7,401	$7,425

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to potential calling of these securities by the issuers.

The age of unrealized losses and the fair value of related securities available for sale and held to maturity were as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2010
U.S Government agencies	$2,405	$1	$-	$-	$2,405	$1
	$2,405	$1	$-	$-	$2,405	$1

December 31, 2009
Mortgage backed securities-GSE	$-	$-	$127	$1	$127	$1
	$-	$-	$127	$1	$127	$1

At June 30, 2010, one U.S. Government agency security had an unrealized loss.  Management concluded that the unrealized loss reflected above for the one security was temporary in nature since it was primarily related to market interest rates and not related to the underlying credit quality of the issuer of the security.  Additionally, as the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before a market recovery, the investment is not considered to be other-than-temporarily impaired.

NOTE 6 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2010
Securities available for sale:
Mortgage-backed securities-GSE	$-	$174	$-	$174
Total	$-	$174	$-	$174

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2009
Securities available for sale:
Mortgage-backed securities-GSE	$-	$176	$-	$176
Total	$-	$176	$-	$176

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired loans:
June 30, 2010	$-	$-	$4,615	$4,615
December 31, 2009	-	-	4,122	4,122

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009.

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

Cash and Cash Equivalents, Certificates of Deposit and Accrued Interest Receivable and Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

Securities available for sale are measured as described above.  The fair value of held to maturity securities is determined using the same methodology as used for securities available for sale.

Loans

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

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand.  Time deposits are segregated by type, size, and remaining maturity.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on rates currently offered in the market.  At June 30, 2010 and December 31, 2009, accrued interest payable of $9,000 and $8,000, respectively, is included in deposit liabilities.

FHLB of New York Advances and Note Payable

The fair value of FHLB advances and note payable are estimated based on the discounted value of future contractual payments.  The discount rate is equivalent to the estimated rate at which the Company could currently obtain similar financing.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2010 and December 31, 2009, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$71,492	$71,492	$88,718	$88,718
Certificates of deposit	996	996	8,715	8,715
Securities available for sale	174	174	176	176
Securities held to maturity	28,909	29,368	11,845	11,875
Loans receivable	378,759	396,860	386,266	395,366
FHLB stock	2,334	2,334	2,277	2,277
Accrued interest receivable	2,015	2,015	1,924	1,924

Financial liabilities:
Deposits	368,375	377,615	379,518	385,820
FHLB advances	35,000	36,932	35,000	36,805
Note payable	336	345	328	335

NOTE 7 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

On June 29, 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Bank received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Bank received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  On July 29, 2009, prior to the due date, the $10.9 million Combined Note was extended to January 31, 2010.  The amount due on such date includes interest and expenses.  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a first mortgage on the Property.  Based on a recent appraisal, the loan to value is less than 40%.  This loan is included in loans receivable, however, it is not included in the calculation of the regulatory limits on loans to one borrower.  The Company is currently negotiating with the borrower to extend the terms of the Combined Note.

NOTE 8 – COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$126	$(135)	$649	$371
Other comprehensive income (loss): Gross unrealized holding gain (loss) on securities available for sale, net of income tax (benefit), of $-, $-, $1, and $2, respectively.	1	-	2	5

Benefit plan amounts (amortization of prior service costs and actuarial gains, net of income tax effect of $3, $2, $6, and $6, respectively).	(4)	4	(8)	8
Other comprehensive income (loss)	(3)	4	(6)	13
Comprehensive income (loss)	$123	$(131)	$643	$384

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

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.

NOTE 10 – PENDING BRANCH SALE

On June 30, 2010, the Company announced a definitive agreement for Ponce De Leon Federal Bank to purchase the Bank's branch office located at 2047 86th Street, Brooklyn, NY.  The purchase includes the assumption of approximately $28.6 million in deposits and the transfer of the fixtures, equipment and the real property at which the branch is located.  No loans are being sold as part of the transaction.  The completion of the transaction is expected in the fourth quarter of 2010, subject to regulatory approval and the satisfaction of certain other conditions described in the agreement.

NOTE 11 – STOCK REPURCHASE

On July 22, 2010, the Company announced that the Company’s board of directors approved the repurchase for up to 297,563 shares, or approximately 5.0% of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC. These repurchases will be conducted solely through a Rule 10b5-1 repurchase plan. Repurchased shares will be held in treasury.

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

Second Quarter Performance Highlights

The Company’s net income for the quarter ended June 30, 2010 increased by $261,000 over the same period in 2009.  Net interest income increased from period to period primarily as a result of the cost of our interest-bearing liabilities decreasing more than the corresponding decrease in the yield on our interest-earning assets.

Reflecting the impact of the economic downturn on our market area and the continuing decline in the market value of collateral for commercial real estate and multi-family loans, our non-performing loans increased to $31.4 million at June 30, 2010 from $20.2 million at December 31, 2009.  Non-performing loans at June 30, 2010 consisted of 16 loans in the aggregate (eight non-residential mortgage loans and eight multi-family mortgage loans).

The increase of $11.2 million in non-performing loans during the second quarter of 2010 was primarily due to the addition of three non-performing non-residential mortgage loans totaling $12.7 million and five non-performing multi-family mortgage loans totaling $3.5 million, offset by the foreclosure action and transfer into real estate owned of one non-performing non-residential mortgage loan totaling $350,000 (Net of charge-off of $350,000)  and the removal from non-performing status of one non-performing multi-family mortgage loan totaling $2.9 million and one non-performing non-residential mortgage loan totaling $1.1 million both of which were current at June 30, 2010.

In connection with the resulting impact of the economic downturn on the performance of the Company’s loan portfolio and, in connection with the Company’s quarterly in-depth analysis of its non-performing and potential non-performing loans, the Company significantly increased the allowance for loan losses during the third and fourth quarter of 2009 and the second quarter of 2010.  Consequently, the Company’s allowance for loan losses was sufficient to absorb the $2.1 million in charge-offs during the fourth quarter of 2009 and the $2.1 million in charge-offs during the six months ended June 30, 2010.

As demonstrated by the increase in our non-performing loans, real estate values have continued to decline in our market areas with many borrowers experiencing increasing financial stress from vacancies and collection problems. Industry wide increases of troubled commercial real estate loans have prompted heightened levels of regulatory scrutiny and increased pressure from regulators to reduce exposure to these types of loans.

In 2009 and continuing into 2010, we proactively reduced mortgage origination levels for multi-family, mixed-use and non-residential real estate loans, based on our unwillingness to offer rates and terms on loan products that, in our opinion, do not accurately reflect the risk associated with particular loan types in the current economic and real estate environment.  In 2009 we ceased originating all construction loans due to prevailing conditions in the real estate market.

Until such time as the real estate markets stabilize, we will focus our attention on maintaining the health and performance of our existing mortgage portfolio.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets decreased by $10.3 million, or 2.0%, to $517.0 million at June 30, 2010 from $527.3 million at December 31, 2009.  The decrease in total assets was primarily due to decreases of $17.2 million in cash and cash equivalents, $7.7 million in certificates of deposits at other financial institutions, and $7.5 million in loans receivable, net, partially offset by increases of $17.1 million in investments held-to-maturity and $5.3 million in bank owned life insurance.

Cash and cash equivalents decreased by $17.2 million, or 19.4%, to $71.5 million at June 30, 2010, from $88.7 million at December 31, 2009.  In addition, certificates of deposits at other financial institutions decreased by $7.7 million, or 88.6%, to $996,000 at June 30, 2010, from $8.7 million at December 31, 2009.  The decrease in short-term liquidity funded an increase of $17.1 million in investment securities held-to-maturity and an increase of $5.3 million in bank owned life insurance.

Investment securities increased by $17.1 million, or 144.1%, to $28.9 million at June 30, 2010, from $11.8 million at December 31, 2009 due to an effort to increase yield and earnings through the purchases of $12.4 million in U.S. Government agency securities, $5.1 million in mortgage-backed securities and $5.1 million in collateralized mortgage obligations.  One U.S. Government agency security totaling $5.0 million was called by its issuer during the second quarter of 2010.

Loans receivable, net, decreased by $7.5 million, or 1.9%, to $378.8 million at June 30, 2010 from $386.3 million at December 31, 2009, due primarily to loan repayments totaling $10.8 million and loan charge-offs totaling $2.1 million that exceeded loan originations aggregating $5.2 million.

Bank owned life insurance increased by $5.3 million, or 50.5%, to $15.8 million at June 30, 2010 from $10.5 million at December 31, 2009 due primarily to the purchase of $5.0 million in additional bank owned life insurance.

Premises and equipment decreased by $371,000, or 4.5%, to $7.8 million at June 30, 2010 from $8.2 million at December 31, 2009 due primarily to depreciation of existing premises and equipment.

Real estate owned increased by $350,000, or 55.0%, to $986,000 at June 30, 2010 from $636,000 at December 31, 2009 due to the successful foreclosure action on two gasoline stations located in Putnam and Westchester Counties, New York whereby the Bank took title to the two properties in April 2010.

Deposits decreased by $11.1 million, or 2.9%, to $368.4 million at June 30, 2010 from $379.5 million at December 31, 2009.  The decrease in deposits was primarily attributable to a decrease of $23.2 million in certificates of deposits, offset by increases of $10.6 million in NOW and money market accounts, $1.0 million in non-interest bearing accounts and $477,000 in our regular savings accounts.

Accounts payable and accrued expenses increased by $304,000, or 16.6%, to $2.1 million at June 30, 2010 from $1.8 million at December 31, 2009 due to an increase of $334,000 in the Senior Executive Retirement Plan and Directors Retirement Plan deferred compensation.

Stockholders’ equity increased by $390,000, or 0.4%, to $107.8 million at June 30, 2010, from $107.4 million at December 31, 2009.  This increase was primarily the result of net income of $649,000 and the amortization of $79,000 for ESOP shares earned during the period, partially offset by cash dividends declared of $332,000.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General. Net income increased by $261,000, or 196.3%, to $126,000 for the quarter ended June 30, 2010, from a net loss of $135,000 for the quarter ended June 30, 2009.  The increase was primarily the result of an increase of $269,000 in net interest income, an increase of $80,000 in non-interest income, a decrease of $572,000 in non-interest expense, and an increase of $136,000 in the provision for income taxes, offset by an increase of $524,000 in provision for loan losses.

Net Interest Income.  Net interest income increased by $269,000, or 7.7%, to $3.8 million for the three months ended June 30, 2010 from $3.5 million for the three months ended June 30, 2009.  The increase in net interest income resulted primarily from a decrease of $404,000 in interest expense that exceeded a decrease of $135,000 in interest income.  The increase in net interest income occurred despite a decrease of $5.0 million in average net interest-earning assets.

The net interest spread increased by 24 basis points to 2.66% for the three months ended June 30, 2010 from 2.42% for the three months ended June 30, 2009.  The net interest margin increased by 4 basis points between these periods from 3.06% for the quarter ended June 30, 2009 to 3.10% for the quarter ended June 30, 2010.  The increase in the interest rate spread and the net interest margin in the second quarter of 2010 compared to the same period in 2009 was due to the cost of our interest-bearing liabilities decreasing more than a corresponding decrease in the yield on our interest-earning assets.

The cost of our interest-bearing liabilities decreased by 67 basis points to 2.27% for the three months ended June 30, 2010 from 2.94% for the three months ended June 30, 2009.  The yield on our interest-bearing assets decreased by 43 basis points to 4.93% for the three months ended June 30, 2010 from 5.36% for the three months ended June 30, 2009.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2010.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$390,751	$5,658	5.79%	$389,627	$6,050	6.21%
Securities (including FHLB stock)	33,214	315	3.79	5,090	58	4.56
Other interest-earning assets	62,502	27	0.17	62,950	27	0.17
Total interest-earning assets	486,467	6,000	4.93	457,667	6,135	5.36
Allowance for loan losses	(5,817)			(1,919)
Non-interest-earning assets	37,217			29,313
Total assets	$517,867			$485,061

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$79,571	$280	1.41%	$27,066	$62	0.92%
Savings and club accounts	60,913	106	0.70	59,020	120	0.81
Certificates of deposit	216,024	1,538	2.85	221,501	2,065	3.73
Total interest-bearing deposits	356,508	1,924	2.16	307,587	2,247	2.92

Borrowings	35,333	301	3.41	50,489	382	3.03
Total interest-bearing liabilities	391,841	2,225	2.27	358,076	2,629	2.94

Noninterest-bearing demand	10,111			6,503
Other liabilities	7,314			9,529
Total liabilities	409,266			374,108

Stockholders’ equity	108,601			110,953
Total liabilities and Stockholders’ equity	$517,867			$485,061
Net interest income		$3,775			$3,506
Interest rate spread			2.66%			2.42%
Net interest margin			3.10%			3.06%
Net interest-earning assets	$94,626			$99,591
Interest-earning assets to interest-bearing liabilities	124.15%			127.81%

Total interest income decreased by $135,000, or 2.2%, to $6.0 million for the three months ended June 30, 2010, from $6.1 million for the three months ended June 30, 2009.  Interest income on loans decreased by $392,000, or 6.5%, to $5.7 million for the three months ended June 30, 2010 from $6.1 million for the three months ended June 30, 2009.  The average balance of the loan portfolio increased by $1.1 million to $390.8 million for the three months ended June 30, 2010 from $389.6 million for the three months ended June 30, 2009 as originations outpaced repayments.  The average yield on loans decreased by 42 basis points to 5.79% for the three months ended June 30, 2010 from 6.21% for the three months ended June 30, 2009.

Interest income on securities increased by $257,000, or 443.1%, to $315,000 for the three months ended June 30, 2010 from $58,000 for the three months ended June 30, 2009.  The increase was primarily due to an increase of $28.1 million, or 552.5%, in the average balance of securities to $33.2 million for the three months ended June 30, 2010 from $5.1 million for the three months ended June 30, 2009.  The increase in the average balance was due to purchases of additional investment securities, offset by a decrease in FHLB New York stock.  The increase in the average balance was offset by a decrease of 77 basis points in the average yield on securities to 3.79% for the three months ended June 30, 2010 from 4.56% for the three months ended June 30, 2009.  The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities and to the decline in interest rates from June 30, 2009 to June 30, 2010.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) was unchanged at $27,000 for the three months ended June 30, 2010 and June 30, 2009.  The yield also remained unchanged at 0.17% for the three months ended June 30, 2010 and June 30, 2009.  The average balance of other interest-earning assets decreased by $448,000, or 0.7% to $62.5 million for the three months ended June 30, 2010 from $63.0 million for the three months ended June 30, 2009.  The decrease in the average balance of other interest-earning assets was due to the decrease in cash and cash equivalents and certificates of deposit.

Total interest expense decreased by $404,000, or 15.4%, to $2.2 million for the three months ended June 30, 2010 from $2.6 million for the three months ended June 30, 2009.  Interest expense on deposits decreased by $323,000, or 14.4%, to $1.9 million for the three months ended June 30, 2010 from $2.2 million for the three months ended June 30, 2009.  During this same period, the average cost of deposits decreased by 76 basis points to 2.16% for the three months ended June 30, 2010 from 2.92% for the three months ended June 30, 2009.

Due to an effort by the Bank to decrease reliance on two nationwide certificates of deposit listing services, partially offset by the opening of two new branch offices in Massachusetts during the second quarter of 2009, the average balance of certificates of deposits decreased by $5.5 million, or 2.5%, to $216.0 million for the three months ended June 30, 2010 from $221.5 million for the three months ended June 30, 2009.  Concurrent with the decrease in the average balance of certificates of deposits, interest expense on our certificates of deposits decreased by $527,000, or 25.5%, to $1.5 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009.  The decrease in interest expense on our certificates of deposits was also due to a decrease of 88 basis points in the average cost of our certificates of deposits to 2.85% for the three months ended June 30, 2010 from 3.73% for the three months ended June 30, 2009.

Interest expense on our other deposit products increased by $204,000, or 112.1%, to $386,000 for the three months ended June 30, 2010 from $182,000 for the three months ended June 30, 2009.  The increase was due to an increase of 49 basis points in the cost of our interest-bearing demand deposits to 1.41% for the three months ended June 30, 2010 from 0.92% for the three months ended June 30, 2009, offset by a decrease of 11 basis points in the cost of our savings and holiday club deposits to 0.70% for the three months ended June 30, 2010 from 0.81% for the three months ended June 30, 2009.  The increase in interest expense was also due to an increase of $52.5 million, or 194.0%, in the average balance of interest-bearing demand deposits to $79.6 million for the three months ended June 30, 2010 from $27.1 million for the three months ended June 30, 2009 and an increase of $1.9 million, or 3.2%, in the average balance of our savings and holiday club deposits to $60.9 million for the three months ended June 30, 2010 from $59.0 million for the three months ended June 30, 2009.

Interest expense on borrowings decreased by $81,000, or 21.2%, to $301,000 for the three months ended June 30, 2010 from $382,000 for the three months ended June 30, 2009.  The decrease was primarily due to a decrease of $15.2 million, or 30.0%, in the average balance of borrowed money to $35.3 million for the three months ended June 30, 2010 from $50.5 million for the three months ended June 30, 2009.  Interest expense on borrowed money for the three months ended June 30, 2010 was comprised of $297,000 in interest expense on an average balance of $35.0 million in FHLB advances and $4,000 in interest expense on an average balance of $333,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $377,000 on an average balance of $50.0 million in FHLB advances and $5,000 in interest expense on an average balance of $489,000 on the Hayden acquisition note for the three months ended June 30, 2009.

Allowance for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Allowance at beginning of period	$6,374	$1,915
Provision for loan losses	860	336
Charge-offs	1,736	166
Recoveries	3	–
Net charge-offs	1,733	166
Allowance at end of period	$5,501	$2,085

Allowance to non-performing loans	17.51%	39.77%
Allowance to total loans outstanding at the end of the period	1.45%	0.53%
Net charge-offs to average loans outstanding during the period (annualized)	1.77%	0.09%

The allowance to non-performing loans ratio decreased to 17.51% at June 30, 2010 from 39.77% at June 30, 2009 due primarily to the increase in non-performing loans to $31.4 million at June 30, 2010 from $5.2 million at June 30, 2009.  As noted previously in the Second Quarter Performance Highlights section, the increase in non-performing loans was due to the impact of the economic downturn on the performance of the Company’s loan portfolio.  The Company significantly increased the allowance for loan losses during the third and fourth quarter of 2009 and the second quarter of 2010.  As a result, the allowance for loan losses was sufficient to absorb the increase in non-performing loans and the resulting charge-offs that occurred during the fourth quarter of 2009 and continued into the first half of 2010.

In conjunction with the increase in the allowance for loan losses, the Company completed fair value analyses from the third quarter of 2009 to the second quarter of 2010 on all non-performing and potential non-performing loans.  As indicated by the fair value analyses, the Company believes the favourable low loan to value ratios provide adequate protection against further potential losses, thereby precluding further increases in the allowance for loan losses during the second quarter of 2010 (See discussion on Non-Performing Assets).

The allowance for loan losses was $5.50 million at June 30, 2010, $6.73 million at December 31, 2009, and $2.09 million at June 30, 2009.  We recorded provisions for loan losses of $860,000 for the three month period ended June 30, 2010 compared to a provision for loan losses of $336,000 for the three month period ended June 30, 2009.

We charged-off $1.7 million against seven non-performing multi-family mortgage loans, two non-performing non-residential mortgage loans and two performing multi-family mortgage loans during the three months ended June 30, 2010.  We recorded $3,000 in recoveries during the three months ended June 30, 2010.  We charged-off $166,000 against two non-performing non-residential mortgage loans during the three months ended June 30, 2009 and we did not have any recoveries during the three months ended June 30, 2009.

Non-interest Income.  Non-interest income increased by $80,000, or 21.4%, to $454,000 for the three months ended June 30, 2010 from $374,000 for the three months ended June 30, 2009.  The increase was primarily due to increases of $45,000 in earnings on bank owned life insurance, $20,000 in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division, and $16,000 in other loan fees and service charges.

Non-interest Expense.  Non-interest expense decreased by $572,000, or 14.8%, to $3.3 million for the three months ended June 30, 2010 from $3.9 million for the three months ended June 30, 2009.  The decrease resulted primarily from decreases of $215,000 in other non-interest expense, $151,000 in advertising expense, $107,000 in FDIC insurance expense, $70,000 in occupancy expense, $49,000 in equipment expense, and $22,000 in real estate owned expenses, offset by increases of $33,000 in outside data processing expense and $9,000 in salaries and employee benefits.

Other non-interest expense decreased by $215,000, or 23.3%, to $707,000 in 2010 from $992,000 in 2009 due mainly to a decrease of $230,000 in expenses related to the opening of two branch offices in Massachusetts during the second quarter of 2009, offset by increases of $24,000 in legal fees, $21,000 in audit and accounting fees and $6,000 in service contracts.

Advertising expense decreased by $151,000, or 91.5%, to $14,000 in 2010 from $165,000 in 2009 due to efforts to contain expense.

FDIC insurance expense decreased by $107,000, or 49.5%, to $109,000 in 2010 from $216,000 in 2009 due to increased deposit insurance rates in the current period, offset by a special assessment of $205,000 incurred as of June 30, 2009.

Occupancy expense decreased by $70,000, or 18.7%, to $304,000 in 2010 from $374,000 in 2009 and equipment expense decreased by $49,000, or 25.8%, to $141,000 in 2010 from $190,000 in 2009 due to efforts to contain expense.

Real estate owned expense decreased by $22,000, or 62.9%, to $13,000 in 2010 from $35,000 in 2009 due to increased rental income during the current period.

Outside data processing expense increased by $33,000, or 17.2%, to $225,000 in 2010 from $192,000 in 2009 due to additional services provided in 2010 by the Company’s core data processing vendor.

Salaries and employee benefits, which represented 54.0% of the Company’s non-interest expense during the quarter ended June 30, 2010, increased by $9,000, or 0.5%, to $1.78 million in 2010 from $1.77 million in 2009 due to an increase in the Senior Executive Retirement Plan expense and the addition of employees to staff the two new branch offices in Massachusetts, offset by a reduction in staff in various departments.

Income Taxes. Income tax expense increased by $136,000, or 75.1%, to a benefit of $45,000 for the three months ended June 30, 2010 from a benefit of $181,000 for the three months ended June 30, 2009.  The increase resulted primarily from a $397,000 increase in pre-tax income in 2010 compared to 2009.  The effective tax rate was a benefit of 55.6% for the three months ended June 30, 2010 and 57.3% for the three months ended June 30, 2009.

Comparison of Operating Results For The Six Months Ended June 30, 2010 and 2009

General.  Net income increased by $278,000, or 74.9%, to $649,000 for the six months ended June 30, 2010 from $371,000 for the six months ended June 30, 2009.  The increase was primarily the result of an increase of $388,000 in net interest income, an increase of $134,000 in non-interest income, and a decrease of $304,000 in non-interest expense, offset by an increase of $507,000 in provision for loan losses and an increase of $41,000 in the provision for income taxes.

Net Interest Income.  Net interest income increased by $388,000, or 5.5%, to $7.5 million for the six months ended June 30, 2010 from $7.1 million for the six months ended June 30, 2009.  The increase in net interest income resulted primarily from a decrease of $411,000 in interest expense that exceeded a decrease of $23,000 in interest income.  The increase in net interest income occurred despite a decrease of $9.3 million in average net interest-earning assets.

The net interest spread increased by 7 basis points to 2.63% for the six months ended June 30, 2010 from 2.56% for the six months ended June 30, 2009.  The increase in the interest rate spread in 2010 compared to the same period in 2009 was due to the cost of our interest-bearing liabilities decreasing more than a corresponding decrease in the yield on our interest-earning assets.  The cost of our interest-bearing liabilities decreased by 67 basis points to 2.29% for the six months ended June 30, 2010 from 2.96% for the six months ended June 30, 2009.  The yield on our interest-bearing assets decreased by 60 basis points to 4.92% for the six months ended June 30, 2010 from 5.52% for the six months ended June 30, 2009.  The net interest margin decreased by 18 basis points between these periods to 3.07% for the quarter ended June 30, 2010 from 3.25% for the quarter ended June 30, 2009.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$392,552	$11,425	5.82%	$381,745	$11,882	6.23%
Securities	28,431	517	3.64	4,929	100	4.06
Other interest-earning assets	67,037	75	0.22	49,690	58	0.23
Total interest-earning assets	488,020	12,017	4.92	436,364	12,040	5.52
Allowance for loan losses	(6,272)			(1,892)
Non-interest-earning assets	37,961			26,276
Total assets	$519,709			$460,748

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$76,816	$519	1.35%	$26,041	$105	0.81%
Savings and club accounts	60,505	213	0.70	58,301	238	0.82
Certificates of deposit	222,413	3,202	2.88	202,189	3,884	3.84
Total interest-bearing deposits	359,734	3,934	2.19	286,531	4,227	2.95

Borrowings	35,331	598	3.39	47,530	716	3.01
Total interest-bearing liabilities	395,065	4,532	2.29	334,061	4,943	2.96

Noninterest-bearing demand	9,732			6,372
Other liabilities	6,327			9,446
Total liabilities	349,879			349,879

Stockholders’ equity	108,585			110,869
Total liabilities and Stockholders’ equity	$519,709			$460,748
Net interest income		$7,485			$7,097
Interest rate spread			2.63%			2.56%
Net interest margin			3.07%			3.25%
Net interest-earning assets	$92,955			$102,303
Average interest-earning assets to average interest-bearing liabilities	123.53%			130.62%

Total interest income decreased by $23,000, or 0.2%, to $12.02 million for the six months ended June 30, 2010, from $12.04 million for the six months ended June 30, 2009.  Interest income on loans decreased by $457,000, or 3.8%, to $11.4 million for the six months ended June 30, 2010 from $11.9 million for the six months ended June 30, 2009.  The average balance of the loan portfolio increased by $10.8 million to $392.6 million for the six months ended June 30, 2010 from $381.7 million for the six months ended June 30, 2009 as originations outpaced repayments.  The average yield on loans decreased by 41 basis points to 5.82% for the six months ended June 30, 2010 from 6.23% for the six months ended June 30, 2009.

Interest income on securities increased by $417,000, or 417.0%, to $517,000 for the six months ended June 30, 2010 from $100,000 for the six months ended June 30, 2009.  The increase was primarily due to an increase of $23.5 million, or 476.8%, in the average balance of securities to $28.4 million for the six months ended June 30, 2010 from $4.9 million for the six months ended June 30, 2009.  The increase in the average balance was due to purchases of additional investment securities, offset by a decrease in FHLB New York stock.  The increase in the average balance was offset by a decrease of 42 basis points in the average yield on securities to 3.64% for the six months ended June 30, 2010 from 4.06% for the six months ended June 30, 2009.  The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities and the decline in interest rates from June 30, 2009 to June 30, 2010.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $17,000, or 29.3%, to $75,000 for the six months ended June 30, 2010 from $58,000 for the six months ended June 30, 2009.  The increase was primarily the result of an increase of $17.4 million, or 34.9%, in the average balance of other interest-earning assets to $67.0 million for the six months ended June 30, 2010 from $49.7 million for the six months ended June 30, 2009, offset by a decrease of 1 basis points in the yield to 0.22% for the six months ended June 30, 2010 from 0.23% for the six months ended June 30, 2009.  The increase in the average balance of other interest-earning assets was due to increased levels of cash and cash equivalents.

Total interest expense decreased by $411,000, or 8.3%, to $4.5 million for the six months ended June 30, 2010 from $4.9 million for the six months ended June 30, 2009.  Interest expense on deposits decreased by $293,000, or 6.9%, to $3.9 million for the six months ended June 30, 2010 from $4.2 million for the six months ended June 30, 2009.  During this same period, the average interest cost of deposits decreased by 76 basis points to 2.19% for the six months ended June 30, 2010 from 2.95% for the six months ended June 30, 2009.

Due to an effort by the Bank to increase deposits through the opening of two new branch offices in Massachusetts during the second quarter of 2009, partially offset by a decreased reliance on two nationwide certificate of deposit listing services, the average balance of certificates of deposits increased by $20.2 million, or 10.0%, to $222.4 million for the six months ended June 30, 2010 from $202.2 million for the six months ended June 30, 2009.  Despite the increase in the average balance of certificates of deposit, interest expense on our certificates of deposit decreased by $682,000, or 17.6%, to $3.2 million for the six months ended June 30, 2010 from $3.9 million for the six months ended June 30, 2009.  The increase in the average balance of certificates of deposit was also offset by a decrease in the average cost of our certificates of deposit by 96 basis points to 2.88% for the six months ended June 30, 2010 from 3.84% for the six months ended June 30, 2009.

Interest expense on our other deposit products increased by $389,000, or 113.4%, to $732,000 for the six months ended June 30, 2010 from $343,000 for the six months ended June 30, 2009.  The increase was due to an increase of 54 basis points in the cost of our interest-bearing demand deposits to 1.35% for the six months ended June 30, 2010 from 0.81% for the six months ended June 30, 2009, offset by a decrease of 12 basis points in the cost of our savings and holiday club deposits to 0.70% for the six months ended June 30, 2010 from 0.82% for the six months ended June 30, 2009.  The increase in interest expense was also due to an increase of $50.8 million, or 195.0%, in the average balance of interest-bearing demand deposits to $76.8 million for the six months ended June 30, 2010 from $26.0 million for the six months ended June 30, 2009 and an increase of $2.2 million, or 3.8%, in the average balance of our savings and holiday club deposits to $60.5 million for the six months ended June 30, 2010 from $58.3 million for the six months ended June 30, 2009.

Interest expense on borrowings decreased by $118,000, or 16.5%, to $598,000 for the six months ended June 30, 2010 from $716,000 for the six months ended June 30, 2009.  The decrease was primarily due to a decrease of $12.2 million, or 25.7%, in the average balance of borrowed money to $35.3 million for the six months ended June 30, 2010 from $47.5 million for the six months ended June 30, 2009.  Interest expense on borrowed money for the six months ended June 30, 2010 was comprised of $590,000 in interest expense on an average balance of $35.0 million in FHLB advances and $8,000 in interest expense on an average balance of $331,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $705,000 on an average balance of $47.0 million in FHLB advances and $11,000 in interest expense on an average balance of $486,000 on the note incurred in connection with the acquisition of Hayden Financial Group LLC during the six months ended June 30, 2009.

Allowance for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Allowance at beginning of period	$6,733	$1,865
Provision for loan losses	893	386
Charge-offs	2,128	166
Recoveries	3	–
Net charge-offs	2,125	166
Allowance at end of period	$5,501	$2,085

We recorded provisions for loan losses of $893,000 and $386,000 for the six-month periods ended June 30, 2010 and 2009.  During the six months ended June 30, 2010, we charged-off $2.1 million against thirteen non-performing multi-family mortgage loans, six non-performing non-residential mortgage loans and two performing multi-family mortgage loans.  We recorded recoveries of $3,000 during the six months ended June 30, 2010.

During the six months ended June 30, 2009, we charged-off $166,000 against two non-performing non-residential mortgage loans.  We did not have any recoveries during the six months ended June 30, 2009.

Non-interest Income.  Non-interest income increased by $134,000, or 19.0%, to $841,000 for the six months ended June 30, 2010 from $707,000 for the six months ended June 30, 2009.  The increase was primarily due to increases of $112,000 in earnings on bank owned life insurance, $32,000 in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division, and $3,000 in other non-interest income, offset by a decrease of $10,000 in other loan fees and service charges, a decrease of $4,000 on impairment loss on equity security and an increase of $7,000 in loss on disposition of equipment.

Non-interest Expense.  Non-interest expense decreased by $304,000, or 4.4%, to $6.6 million for the six months ended June 30, 2010 from $6.9 million for the six months ended June 30, 2009.  The decrease resulted primarily from decreases of $204,000 in other non-interest expense, $195,000 in advertising expense, $133,000 in real estate owned expenses, $67,000 in equipment expense and $22,000 in occupancy expense, offset by increases of $258,000 in salaries and employee benefits, $43,000 in outside data processing expense and $16,000 in FDIC insurance expense.

Other non-interest expense decreased by $204,000, or 12.8%, to $1.4 million in 2010 from $1.6 million in 2009 due mainly to decreases of $169,000 in other non-interest expense primarily related to the opening of two branch offices in Massachusetts during the second quarter of 2009, $74,000 in directors, officers and employee expense, $27,000 in office supplies and stationery expense, and $6,000 in telephone expense, offset by increases of $25,000 in service contracts expense, $25,000 in audit and accounting fees, $11,000 in legal fees, $7,000 in insurance expense, and $4,000 in directors compensation expense.

Advertising expense decreased by $195,000, or 84.4%, to $36,000 in 2010 from $231,000 in 2009 due to efforts to contain expense.  Real estate owned expense decreased by $133,000, or 91.7%, to $12,000 in 2010 from $145,000 in 2009 due to increased rental income during the current period.

Equipment expense decreased by $67,000, or 19.4%, to $278,000 in 2010 from $345,000 in 2009 and occupancy expense decreased by $22,000, or 3.3%, to $637,000 in 2010 from $659,000 in 2009 due to efforts to contain expense.

Salaries and employee benefits, which represented 54.0% of the Company’s non-interest expense during the six months ended June 30, 2010, increased by $258,000, or 7.8%, to $3.6 million in 2010 from $3.3 million in 2009 due to an increase in the Senior Executive Retirement Plan expense and an increase in the number of full time equivalent employees from 90 at June 30, 2009 to 95 at June 30, 2010, primarily due to the addition of employees to staff the two new branch offices in Massachusetts, offset by a reduction in staff in various departments.

Outside data processing expense increased by $43,000, or 11.0%, to $433,000 in 2010 from $390,000 in 2009 due to additional services provided in 2010 by the Company’s core data processing vendor.

FDIC insurance expense increased by $16,000, or 7.0%, to $243,000 in 2010 from $227,000 in 2009 due to increased deposit insurance rates in the current period, offset by a special assessment of $205,000 incurred as of June 30, 2009.

Income Taxes. Income tax expense increased by $41,000, or 25.6%, to $201,000 for the six months ended June 30, 2010 from $160,000 for the six months ended June 30, 2009.  The increase resulted primarily from a $319,000 increase in pre-tax income in 2010 compared to 2009.  The effective tax rate was 23.6% for the six months ended June 30, 2010 and 30.1% for the six months ended June 30, 2009. The decrease in effective tax rate was primarily due to the increased portion of pre-tax income during 2010 from tax-exempt earnings on bank-owned life insurance.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At June 30, 2010	At December 31, 2009
	(Dollars in thousands)

Non-accrual loans	$28,163	$20,150
Loans past due 90 days or more and accruing	1,193	-
Total nonaccrual and 90 days or more past due loans	29,356	20,150
Other non-performing loans	2,052	-
Total non-performing loans	31,408	20,150
Real estate owned	986	636
Total non-performing assets	32,394	20,786
Troubled debt restructurings	9,964	13,175
Total troubled debt restructurings and non-performing assets	$42,358	$33,961

Total non-performing loans to total loans	8.17%	5.14%
Total non-performing loans to total assets	6.08%	3.94%
Total non-performing assets and troubled debt restructurings to total assets	8.19%	6.44%

Non-accrual loans at June 30, 2010 consisted of thirteen loans in the aggregate – six multi-family mortgage loans and seven non-residential mortgage loans.

The six non-accrual multi-family mortgage loans totaled $2.9 million at June 30, 2010, consisting of the following multi-family mortgage loans: an outstanding balance of $1.1 million secured by an apartment building located in Boston, Massachusetts; an outstanding balance of $700,000 secured by an apartment building located in Paterson, New Jersey; an outstanding balance of $355,000 secured by an apartment building located in Holyoke, Massachusetts; an outstanding balance of $334,000 secured by an apartment building located in Elizabeth, New Jersey; an outstanding balance of $284,000 secured by an apartment building located in Herkimer, New York; and an outstanding balance of $161,000 secured by an apartment building located in Southbridge, Massachusetts.

The seven non-accrual non-residential mortgage loans totaled $25.2 million at June 30, 2010.  One of the non-accrual non-residential mortgage loans had an outstanding balance of $10.9 million and is related to the sale of the 1353-55 First Avenue, New York, New York branch office building (the “Property”).  The loan is secured by the interests in the companies owning the Property and a first mortgage on the Property.  Based on a current appraisal, the loan to value ratio is less than 40% on this loan.  The second non-accrual non-residential mortgage loan had an outstanding balance of $733,000 and consists of capitalized legal fees related to the Property.

The third non-accrual non-residential mortgage loan had an outstanding balance of $7.5 million and is secured by a hotel located in Long Beach, New York.  The fourth non-accrual non-residential mortgage loan had an outstanding balance of $4.5 million and is secured by an office building located in Lawrenceville, New Jersey. The fifth non-accrual non-residential mortgage loan had an outstanding balance of $702,000 and is secured by an office/warehouse industrial facility located in Portland, Connecticut.  The sixth non-accrual non-residential mortgage loan had an outstanding balance of $479,000 and is secured by a restaurant and 23 boat slips located in Far Rockaway, New York.  The seventh non-accrual non-residential mortgage loan had an outstanding balance of $437,000 and is secured by a strip shopping center and warehouse located in Tobyhanna, Pennsylvania.

We are in the process of foreclosing on four of the six multi-family and two of the seven non-residential properties.  The Bank successfully completed foreclosure action on the apartment building located in Holyoke, Massachusetts and took title to the property on July 29, 2010.  In addition, we are negotiating accepting a deed-in-lieu of foreclosure on a mortgage loan secured by an apartment building located in Herkimer, New York.  The owners of the apartment building located in Southbridge, Massachusetts sold the property on August 5, 2010 and satisfied the loan, resulting in a loss of $6,000 to the Bank.  We have entered into a forbearance agreement with the owners of the non-residential property located in Long Beach, New York.  Based on recent fair value analyses of the non-accrual properties, the Bank does not expect any losses beyond the amounts already charged off on the properties.

The one 90 days or more past due and still accruing loan is a multi-family mortgage loan with an outstanding balance of $1.2 million secured by an apartment building located in Cambridge, Massachusetts.  The borrower is making payments under terms arranged by the Bankruptcy Court.

The other non-performing loans consisted of three mortgage loans where management had doubts about the borrowers’ abilities to comply with contractual loan terms.  The first had an outstanding balance of $1.8 million, was 30 days delinquent at June 30, 2010, and is secured by a commercial condominium located in Brooklyn, New York.  The second non-performing loan had an outstanding balance of $67,000, was current at June 30, 2010, and is secured by an apartment building located in Fall River, Massachusetts.  We do not anticipate any loss on these two loans based on recent appraisals on these properties.  The third non-performing loan had an outstanding balance of $112,000, was current at June 30, 2010, and is secured by an apartment building located in New London, Connecticut.  This loan was sold for $106,000 on August 5, 2010 and we incurred an additional loss of $6,000.

At June 30, 2010, we owned foreclosed property with a net balance of $986,000, consisting of a six unit multi-family building (net balance of $636,000) located in Newark, New Jersey and two gasoline stations (net balance of $350,000) located in Putnam and Westchester Counties, New York.   We renovated the Newark, New Jersey property and have leased all the units, with the eventual goal of marketing the property when the real estate market has stabilized.  The Bank successfully completed foreclosure action on the two gasoline stations and took title to the two properties in April 2010.  The Bank sold the gasoline station located in Westchester County, New York on August 4, 2010 for $200,000.

The troubled debt restructured loans consisted of 14 loans, all of which are current, totaling $10.0 million.  The largest troubled debt restructured loan had an outstanding balance of $1.7 million and is secured by an apartment building located in Brooklyn, New York.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $71.5 million at June 30, 2010 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items.  In addition, certificates of deposits at other financial institutions totaled $996,000 at June 30, 2010.  Securities classified as available for sale provide an additional source of liquidity.  Total securities classified as available for sale were $174,000 at June 30, 2010.

At June 30, 2010, we had $17.0 million in loan commitments outstanding, consisting of $13.7 million in unused commercial business lines of credit, $2.8 million in unused real estate equity lines of credit, $700,000 of real estate loan commitments, $421,000 in unused loans in process, and $165,000 in consumer lines of credit.  Certificates of deposit due within one year of June 30, 2010 totaled $160.3 million.  This represented 75.6% of certificates of deposit at June 30, 2010.  We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and FHLB advances.  At June 30, 2010, we had the ability to borrow $63.2 million, net of $35.0 million in outstanding advances, from the FHLB of New York.  At June 30, 2010, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock.  At June 30, 2010, the Company had liquid assets of $19.0 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended June 30, 2010 and the year ended December 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at June 30, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$87,410	$(7,587)	(8)%	17.46%	(95)	bp
200	90,238	(4,759)	(5)%	17.84%	(57)	bp
100	92,743	(2,255)	(2)%	18.15%	(26)	bp
50	93,833	(1,165)	(1)%	18.27%	(14)	bp
0	94,997			18.41%
(50)	96,076	1,078	1%	18.53%	12	bp
(100)	96,475	1,477	2%	18.56%	15	bp

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

Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.  Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speedso f our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan repayment activity.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

The recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

The value of our common stock is significantly affected by our ability to pay dividends to our shareholders.  Our ability to pay dividends to our shareholders is subject to the ability of the Bank to make capital distributions to the Company, and also to the availability of cash at the stock holding company level in the event earnings are not sufficient to pay dividends.   Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of Northeast Community Bancorp MHC, our mutual holding company parent, to waive the receipt of dividends declared on our common stock.  Northeast Community Bancorp MHC currently waives its right to receive its dividends on its shares of our common stock, which means that we have more cash resources to pay dividends to our public stockholders than if Northeast Community Bancorp MHC accepted such dividends.

Office of Thrift Supervision regulations allow federally chartered mutual holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form.  However, the recently enacted Dodd-Frank Act will change our primary bank and holding company regulator which would likely result in changes in regulations applicable to us, including regulations governing mutual holding companies and conversions to stock form. Under the Dodd-Frank Act, the Federal Reserve Board will become the sole federal regulator of all holding companies, including mutual holding companies, and will be the regulator that must approve any future dividend waivers by Northeast Community Bancorp MHC after July 2011.  The Federal Reserve Board historically has not allowed mutual holding companies to waive the receipt of dividends from their mid-tier holding company subsidiaries.  While Northeast Community Bancorp MHC is grandfathered for purposes of the dividend waiver provisions of the recently enacted legislation, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as Northeast Community Bancorp MHC.  Even if it does allow dividend waivers, the Federal Reserve Board could take the position that any future any waived dividends to be taken into account in determining an appropriate exchange ratio, which would result in dilution to the ownership interests of minority stockholders in the event of a “second-step” conversion to stock form.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Removed and Reserved

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Northeast Community Bank Supplemental Executive Retirement Plan, as amended, and Participation Agreement with Kenneth A. Martinek*

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________
* Management contract or compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: August 13, 2010	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President, Chief Operating Officer
and Chief Financial Officer