Form 10-Q
period 2010-09-30
NORTHEAST COMMUNITY BANCORP INC
filed 2010-11-15
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 9, 2010, there were 13,130,500 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	September 30, 2010	December 31, 2009
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$3,049	$3,441
Interest-bearing deposits	68,553	85,277

Cash and cash equivalents	71,602	88,718

Certificates of deposit	996	8,715
Securities available for sale	171	176
Securities held to maturity	20,913	11,845
Loans receivable, net of allowance for loan losses of $5,059
and $6,733, respectively	370,319	386,266
Premises and equipment, net	7,707	8,220
Federal Home Loan Bank of New York stock, at cost	1,884	2,277
Bank owned life insurance	15,990	10,522
Accrued interest receivable	1,947	1,924
Goodwill	1,310	1,310
Intangible assets	543	588
Real estate owned	1,037	636
Other assets	5,531	6,079
Total assets	$499,950	$527,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$11,192	$11,594
Interest bearing	349,335	367,924

Total deposits	360,527	379,518

Advance payments by borrowers for taxes and insurance	4,137	3,153
Federal Home Loan Bank advances	25,000	35,000
Accounts payable and accrued expenses	2,215	1,829
Note payable	339	328
Total liabilities	392,218	419,828

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized,
none issued	–	–
Common stock, $0.01 par value; 19,000,000 shares authorized;
issued and outstanding: 13,139,600 shares and 13,225,000,
respectively	132	132
Additional paid-in capital	57,418	57,496
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,953)	(4,147)
Retained earnings	54,814	54,121
Treasury stock – at cost, 85,400 shares and 0 shares, respectively	(515)	–
Accumulated comprehensive loss	(164)	(154)
Total stockholders’ equity	107,732	107,448
Total liabilities and stockholders’ equity	$499,950	$527,276

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

INTEREST INCOME:
Loans	$5,585	$6,077	$17,010	$17,959
Interest-earning deposits	17	86	92	144
Securities – taxable	244	62	761	162

Total Interest Income	5,846	6,225	17,863	18,265

INTEREST EXPENSE:
Deposits	1,865	2,360	5,799	6,587
Borrowings	233	358	831	1,074

Total Interest Expense	2,098	2,718	6,630	7,661

Net Interest Income	3,748	3,507	11,233	10,604

PROVISION FOR LOAN LOSSES	4	2,172	898	2,558

Net Interest Income after Provision for
Loan Losses	3,744	1,335	10,335	8,046

NON-INTEREST INCOME:
Other loan fees and service charges	80	82	231	242
Impairment loss on equity security	-	-	-	(4)
Loss on disposition of equipment	-	(15)	(7)	(18)
Earnings on bank owned life insurance	157	111	468	310
Investment advisory fees	193	181	574	530
Other	5	7	11	13

Total Non-Interest Income	435	366	1,277	1,073

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,715	1,758	5,273	5,058
Net occupancy expense	308	294	945	953
Equipment	122	193	400	538
Outside data processing	199	175	632	565
Advertising	15	37	51	268
Real estate owned expense	83	28	95	173
FDIC insurance premiums	112	113	355	340
Other	815	713	2,201	2,303

Total Non-Interest Expenses	3,369	3,311	9,952	10,198

Income (Loss) before Income Taxes	810	(1,610)	1,660	(1,079)

PROVISION (BENEFIT) FOR INCOME
TAXES	276	(759)	477	(599)

Net Income (Loss)	$534	$(851)	$1,183	$(480)
Net Income (Loss) per Common Share
– Basic	$0.04	$(0.07)	$0.09	$(0.04)
Weighted Average Number of
Common Shares Outstanding – Basic	12,743	12,816	12,735	12,794
Dividends paid per common share	$0.03	$0.03	$0.09	$0.09

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stocks	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(In thousands, except per share data)
Balance at December 31, 2008	$132	$57,560	$(4,407)	$57,399	$-	$(182)	$110,502
Comprehensive income:
Net income	-	-	-	(480)	-	-	(480)	$(480)
Unrealized loss on securities
available for sale, net of taxes
of $18	-	-	-	-	-	5	5	5
Prior Service Cost and
Actuarial Loss – DRP, net of
taxes of $10	-	-	-	-	-	12	12	12
Cash dividend declared ($.09 per
share) to minority stockholders	-	-	-	(496)	-	-	(496)
ESOP shares earned	-	(43)	195	-	-	-	152
Total comprehensive income								$(463)

Balance at September 30, 2009	$132	$57,517	$(4,212)	$56,423	$-	$(165)	$109,695

Balance at December 31, 2009	$132	$57,496	$(4,147)	$54,121	-	$(154)	$107,448
Comprehensive income:
Net income	-	-	-	1,183	-	-	1,183	$1,183
Change in unrealized gain on
securities available for sale,
net of taxes of $1	-	-	-	-	-	2	2	2
Prior Service Cost and
Actuarial Loss– DRP, net of
taxes of $ 8	-	-	-	-	-	(12)	(12)	(12)
Cash dividend declared ($.09 per
share) to minority stockholders	-	-	-	(490)	-	-	(490)
Purchase of treasury stock	-	-	-	-	(515)	-	(515)
ESOP shares earned	-	(78)	194	-	-	-	116
Total comprehensive income								$1,173
Balance at September 30, 2010	$132	$57,418	$(3,953)	$54,814	$(515)	$(164)	$107,732

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$1,183	$(480)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of securities premiums and discounts, net	25	1
Provision for loan losses	898	2,558
Depreciation	586	494
Net (accretion) amortization of deferred loan discounts, fees and costs, net	104	(130)
Amortization of intangible assets	45	52
Accretion of discount on note payable	11	11
Deferred taxes	292	(1,882)
Retirement plan expense	456	208
Impairment loss on securities	-	4
Loss on disposal of equipment	7	18
Loss on sale of real estate owned	50	86
Earnings on bank owned life insurance	(468)	(310)
ESOP compensation expense	116	152
Increase in accrued interest receivable	(23)	(117)
Decrease (Increase) in other assets	263	(2,894)
Decrease in other accounts payable and accrued expenses	(90)	(509)
Net Cash Provided by (Used in) Operating Activities	3,455	(2,738)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	-	(1,529)
Net decrease (increase) in loans	14,194	(33,355)
Purchase of securities held to maturity	(22,568)	-
Principal repayments on securities available for sale	8	5
Principal repayments and calls on securities held to maturity	13,475	288
Proceeds from maturities of certificates of deposit	7,719	1,245
Purchase of Federal Home Loan Bank of New York Stock	-	(377)
Proceeds from sale of Federal Home Loan Bank of New York Stock	393	-
Purchases of premises and equipment	(80)	(4,535)
Purchases of certificates of deposit	-	(15,438)
Proceeds from sale of real estate owned	300	283
Capitalized costs on real estate owned	-	(173)
Purchase of bank owned life insurance	(5,000)	(1,200)
Net Cash Provided by (Used in) Investing Activities	8,441	(54,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(18,991)	85,956
Proceeds from FHLB of New York advances	-	10,000
Repayment of FHLB advances	(10,000)	(5,000)
Increase (decrease) in advance payments by borrowers for taxes and insurance	984	(2,387)
Purchase of treasury stock	(515)	-
Cash dividends paid to minority stockholders	(490)	(496)
Net Cash (Used in) Provided by Financing Activities	(29,012)	88,073
Net (Decrease) Increase in Cash and Cash Equivalents	(17,116)	30,549
Cash and Cash Equivalents - Beginning	88,718	36,534
Cash and Cash Equivalents - Ending	$71,602	$67,083
SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid	$-	$3,862
Interest paid	$6,634	$7,658
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Loan transferred to Real Estate Owned	$751	$613

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

NECP, a New York limited liability company, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  As of September 30, 2010, NECP had title to one multi-family property located in Newark, New Jersey and one multi-family property located in Holyoke, Massachusetts.  The Bank accepted a deed-in-lieu of foreclosure and transferred the Newark, New Jersey multi-family property to NECP on November 19, 2008.  In addition, the Bank completed foreclosure action on the Holyoke, Massachusetts property and transferred the property to NECP on July 31, 2010.  Subsequently, we completed the sale of the Holyoke Massachusetts property to the property’s managing agent for $350,000 on October 29, 2010.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2009 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.  In preparing these consolidated financial statements, the Company evaluated the events that occurred after September 30, 2010 and through the date these consolidated financial statements were issued.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the nine-month periods ended September 30, 2010 and 2009, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2009 and September 30, 2010, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan.  As of December 31, 2009, the Company had allocated 77,763 shares to participants, and an additional 25,921 shares had been committed to be released.  As of September 30, 2010, the Company had allocated 103,684 shares to participants, and an additional 19,441 shares had been committed to be released.  The Company recognized compensation expense of $37,000 and $50,000 during the three-month periods ended September 30, 2010 and 2009, respectively, and $116,000 and $152,000 during the nine-month periods ended September 30, 2010 and 2009, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2010	2009	2010	2009
Service cost	$14	$13	$42	$39
Interest cost	10	9	30	27
Amortization of Prior Service Cost	5	5	15	15
Amortization of actuarial loss	1	2	5	6
Total	$30	$29	$92	$87

This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The amortization of prior service cost and actuarial loss in the nine-month periods ended September 30, 2010 and 2009 is also reflected as an adjustment to other comprehensive income (loss) during each period.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2010
Securities available for sale:
Mortgage-backed securities-GSE	$166	$5	$-	$171
Total	$166	$5	$-	$171

Securities held to maturity:
Mortgage-backed securities-GSE	$16,050	$441	$-	$16,491
Collateralized mortgage obligations-GSE	4,862	158	-	5,020
Private pass-through securities	1	-	-	1
Total	$20,913	$599	$-	$21,512

December 31, 2009
Securities available for sale:
Mortgage-backed securities-GSE	$174	$2	$-	$176
Total	$174	$2	$-	$176

Securities held to maturity:
Mortgage-backed securities-GSE	$11,796	$30	$1	$11,825
Collateralized mortgage obligations-GSE	46	1	-	47
Private pass-through securities	3	-	-	3
Total	$11,845	$31	$1	$11,875

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	September 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$-	$-
Due after ten years	166	171

	$166	$171

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	September 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$-	$-
Due after one but within five years	-	-
Due after five but within ten years	300	307
Due after ten years	20,613	21,205

	$20,913	$21,512

NOTE 5 – INVESTMENTS (Continued)

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

At September 30, 2010, one mortgage-backed security-GSE and one private label mortgage-backed security had unrealized losses that were not material.  The unrealized losses in these two securities are more than 12 months.  Management concluded that the unrealized losses for the two securities were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuer of the security.  Additionally, as the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a market recovery, the investments are not considered to be other-than-temporarily impaired.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2010
Securities available for sale:
Mortgage-backed securities-GSE	$-	$171	$-	$171
Total	$-	$171	$-	$171

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2009
Securities available for sale:
Mortgage-backed securities-GSE	$-	$176	$-	$176
Total	$-	$176	$-	$176

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans:
September 30, 2010	$-	$-	$2,321	$2,321
December 31, 2009	$-	$-	$4,122	$4,122

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

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

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand.  Time deposits are segregated by type, size, and remaining maturity.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on rates currently offered in the market.  At September 30, 2010 and December 31, 2009, accrued interest payable of $4,000 and $8,000, respectively, is included in deposit liabilities.

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

FHLB of New York Advances and Note Payable

The fair value of FHLB advances and note payable are estimated based on the discounted value of future contractual payments.  The discount rate is equivalent to the estimated rate at which the Company could currently obtain similar financing.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2010 and December 31, 2009, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$71,602	$71,602	$88,718	$88,718
Certificates of deposit	996	996	8,715	8,715
Securities available for sale	171	171	176	176
Securities held to maturity	20,913	21,512	11,845	11,875
Loans receivable	370,319	385,473	386,266	395,366
FHLB stock	1,884	1,884	2,277	2,277
Accrued interest receivable	1,947	1,947	1,924	1,924

Financial liabilities:
Deposits	360,527	367,832	379,518	385,820
FHLB advances	25,000	27,074	35,000	36,805
Note payable	339	351	328	335

NOTE 7 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

On June 29, 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Bank received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Bank received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  On July 29, 2009, the $10.9 million Combined Note was extended to January 31, 2010.  The amount due on such date included interest and expenses.  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a first mortgage on the Property.  Based on a recent appraisal, the loan to value ratio is approximately 35%.  This loan is included in loans receivable, and included in non-performing loans, however, it is not included in the calculation of the regulatory limits on loans to one borrower.

NOTE 7 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE (Continued)

In consideration of a partial interest payment of $300,000 to the Bank on November 1, 2010 and the satisfaction of certain vendor liens on the Property, the Bank agreed to extend the due date of the Combined Note to December 31, 2010.  The financing of the partial interest payment was obtained by the borrowers from an affiliated party of the borrowers.  The borrowers granted to such affiliated lender, and the Bank consented to, a second priority secured interest in the Property under the Bank’s mortgage.  On or before December 31, 2010 a payment equal to all remaining past-due interest plus interest in advance through June 30, 2011 is due.  Upon payment of these amounts, the due date of the Combined Note will be further extended to June 30, 2011, with the goal of enabling the borrowers to complete the process of obtaining construction financing.

NOTE 8 – COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$534	$(851)	$1,183	$(480)

Other comprehensive income (loss):
Gross unrealized holding gain on securities
available for sale, net of income taxes, of $-, $-,
$1, and $(1), respectively.	-	-	2	5

Benefit plan amounts (amortization of prior
service costs and actuarial gains, net of income
tax effect of $3, $3, $8, and $9, respectively).	(4)	4	(12)	12

Other comprehensive income (loss)	(4)	4	(10)	17

Comprehensive income (loss)	$530	$(847)	$1,173	$(463)

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

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (1) A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the roll forward of activity in

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the currently effective provisions of the ASU did not have a material effect on the Company’s consolidated financial condition.

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The adoption did not have a material effect on the Company’s consolidated financial condition.

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

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The adoption did not have a material effect on the Company’s consolidated financial condition.  However, it will increase the disclosures related to loans and the allowance for loan losses.

NOTE 10 – PENDING BRANCH SALE

On June 30, 2010, the Company announced a definitive agreement for Ponce De Leon Federal Bank to purchase the Bank's branch office located at 2047 86th Street, Brooklyn, NY.  The purchase includes the assumption of approximately $28.6 million in deposits and the transfer of the fixtures, equipment and the real property at which the branch is located.  No loans are being sold as part of the transaction.  The completion of the transaction, which has received regulatory approval, is expected in the fourth quarter of 2010.

NOTE 11 – STOCK REPURCHASE

On July 22, 2010, the Company announced that the Company’s Board of Directors approved the repurchase for up to 297,563 shares, or approximately 5.0% of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC (the “MHC”). These repurchases will be conducted solely through a Rule 10b5-1

NOTE 11 – STOCK REPURCHASE (Continued)

repurchase plan.  Repurchased shares will be held in treasury.  Through September 30, 2010, the Company has purchased 85,400 shares at a cost of $515,000.

NOTE 12 – DIVIDEND  RESTRICTION

The MHC held 7,273,750 shares, or 55.4%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 44.6% of outstanding stock, at September 30, 2010.  The MHC filed notice with, and received approval by, the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends for the four fiscal quarters ending June 30, 2011.

The MHC has waived receipt of past dividends paid by the Company.  The dividends waived are considered as a restriction on the retained earnings of the Company.  As of September 30, 2010 and December 31, 2009, the aggregate retained earnings restricted for cash dividends waived were $2,836,763 and $2,182,125, respectively.

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

Third Quarter Performance Highlights

The Company’s earnings for the quarter ended September 30, 2010 increased by $1.4 million over the same period in 2009.  Net interest income increased from period to period primarily as a result of the cost of our interest-bearing liabilities decreasing more than the corresponding decrease in the yield on our interest-earning assets.

Non-performing loans increased by $10.0 million, or 49.4%, to $30.1 million as of September 30, 2010 from $20.1 million as of December 31, 2009.  The increase in non-performing loans is primarily attributable to a single borrower with a hotel participation loan in Long Beach, New York and a non-residential loan located in Lawrenceville, New Jersey.  We will continue to monitor these loans closely and adjust the level of allowance for loan loss appropriately as updated information becomes available.

In addition, all non-performing loans, potential non-performing loans and restructured loans are reviewed each month by management’s Special Assets Group.  The Special Asset Group consists of the President, the Director of Special Assets (a retired Bank Senior Vice President of Reclassified Assets), a former Bank commercial loan officer, who is also a commercial real estate appraiser, a Facilities Manager for REO and Collateral Properties and one commercial loan processor.  The Special Assets Group conducts complete loan reviews of any loan that becomes 30 or more days past due to determine the cause of the delinquency and whether it is in the Bank’s best long term interest to restructure the loan or offer some other form of forbearance before a delinquency becomes unmanageable and leads to a foreclosure action.  The Special Assets Group monitors restructured loans quarterly through a review of operating statements and occupancy reports submitted by the borrower and quarterly or semi-annual property inspection reports.

Monthly and/or quarterly monitoring of each loan overseen by the Special Assets Group allows the Bank to adjust its level of loan loss allowances quickly in response to even modest changes in the loan portfolio’s performance.  Based on available information, along with the analyses performed by the Special Assets Group during the third quarter, we believe our allowance for loan losses as of September 30, 2010 is appropriate.

We believe that commercial real estate values in general, and specifically values throughout our lending territory, have begun to stabilize, thereby possibly limiting further material declines in the market value of collateral properties.  Non-performing loans decreased $1.3 million from $31.4 million at June 30, 2010 to $30.1 million at September 30, 2010.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets decreased by $27.3 million, or 5.2%, to $500.0 million at September 30, 2010 from $527.3 million at December 31, 2009.  The decrease in total assets was primarily due to decreases of $17.1 million in cash and cash equivalents, $16.0 million in loans receivable, net, and $7.7 million in certificates of deposits at other financial institutions, partially offset by increases of $9.1 million in investments held-to-maturity and $5.5 million in bank owned life insurance.

Cash and cash equivalents decreased by $17.1 million, or 19.3%, to $71.6 million at September 30, 2010, from $88.7 million at December 31, 2009.  In addition, certificates of deposits at other financial institutions decreased by $7.7 million, or 88.6%, to $996,000 at September 30, 2010, from $8.7 million at December 31, 2009.  The decrease in short-term liquidity primarily funded an increase of $9.1 million in investment securities held-to-maturity, the purchase of $5.0 million in bank owned life insurance, the repayment of $10 million in FHLB advances, and the decrease of $19 million of deposits offset by an $18 million in loan repayments.

Investment securities held-to-maturity increased by $9.1 million, or 76.6%, to $20.9 million at September 30, 2010, from $11.8 million at December 31, 2009 due to an effort to increase yield and earnings through the purchases of $5.2 million in mortgage-backed securities, $12.3 million in U.S. Government agency securities, and $5.1 million in collateralized mortgage obligations.  During the nine month ended September 30, 2010 there were calls and repayments totaling $13.5 million.

Loans receivable, net, decreased by $16.0 million, or 4.1%, to $370.3 million at September 30, 2010 from $386.3 million at December 31, 2009, due primarily to loan repayments totaling $18 million and loan charge-offs net of provision totaling $1.8 million that exceeded loan originations aggregating $3.8 million.

Bank owned life insurance increased by $5.5 million, or 52.0%, to $16.0 million at September 30, 2010 from $10.5 million at December 31, 2009 due primarily to the purchase of $5.0 million in additional bank owned life insurance.

Premises and equipment decreased by $513,000, or 6.2%, to $7.7 million at September 30, 2010 from $8.2 million at December 31, 2009 due primarily to depreciation of existing premises and equipment.

Real estate owned increased by $401,000, or 63.1%, to $1.0 million at September 30, 2010 from $636,000 at December 31, 2009 due to the successful foreclosure action on an apartment building located in Holyoke, Massachusetts whereby the Bank took title to the property in July 2010.

Deposits decreased by $19.0 million, or 5.0%, to $360.5 million at September 30, 2010 from $379.5 million at December 31, 2009.  The decrease in deposits was primarily attributable to decreases of $39.6 million in certificates of deposits and $402,000 in non-interest bearing accounts, offset by increases of $20.6 million in NOW and money market accounts, and $364,000 in our regular savings accounts.

Advance payments by borrowers for taxes and insurance increased by $984,000, or 31.2% to $4.1 million at September 30, 2010 from $3.2 million at December 31, 2009 due primarily to increased payments by borrowers for taxes reflecting increased real estate taxes imposed by various municipalities.

Accounts payable and accrued expenses increased by $386,000, or 21.1%, to $2.2 million at September 30, 2010 from $1.8 million at December 31, 2009 due to an increase of $386,000 in the Senior Executive Retirement Plan.

Stockholders’ equity increased by $284,000, or 0.3%, to $107.7 million at September 30, 2010, from $107.4 million at December 31, 2009.  This increase was primarily the result of net income of $1.2 million and $116,000 of ESOP expense during the period, offset by cash dividends declared of $490,000 and treasury stock purchases of $515,000.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General.  Earnings increased by $1.4 million, or 162.7%, to $534,000 for the quarter ended September 30, 2010, from a net loss of $851,000 for the quarter ended September 30, 2009.  The increase was primarily the result of an increase of $241,000 in net interest income and an increase of $69,000 in non-interest income, offset by increases of $1.0 million in income taxes and $58,000 in non-interest expense, and a decrease of $2.2 million in the provision for loan losses.

Net Interest Income.  Net interest income increased by $241,000, or 6.9%, to $3.7 million for the three months ended September 30, 2010 from $3.5 million for the three months ended September 30, 2009.  The increase in net interest income resulted primarily from a decrease of $620,000 in interest expense that exceeded a decrease of $379,000 in interest income.  The increase in net interest income occurred despite a decrease of $438,000 in average net interest-earning assets.

The interest rate spread increased by 36 basis points to 2.68% for the three months ended September 30, 2010 from 2.32% for the three months ended September 30, 2009.  The net interest margin increased by 24 basis points from 2.88% for the quarter ended September 30, 2009 to 3.12% for the quarter ended September 30, 2010.  The increase in the interest rate spread and the net interest margin in the third quarter of 2010 compared to the same period in 2009 was due to the cost of our interest-bearing liabilities decreasing more than a corresponding decrease in the yield on our interest-earning assets.  The cost of our interest-bearing liabilities decreased by 60 basis points to 2.19% for the three months ended September 30, 2010 from 2.79% for the three months ended September 30, 2009.  The yield on our interest-earning assets decreased by 24 basis points to 4.87% for the three months ended September 30, 2010 from 5.11% for the three months ended September 30, 2009.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2010.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$381,828	$5,585	5.85%	$397,357	$6,077	6.12%
Securities (including FHLB stock)	29,405	244	3.32	4,830	62	5.13
Other interest-earning assets	69,315	17	0.10	85,535	86	0.40
Total interest-earning assets	480,548	5,846	4.87	487,722	6,225	5.11
Allowance for loan losses	(5,391)			(2,231)
Non-interest-earning assets	33,360			30,857
Total assets	$508,517			$516,348

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$87,576	$329	1.50%	$37,412	$106	1.13
Savings and club accounts	60,868	99	0.65	59,917	113	0.75
Certificates of deposit	207,514	1,437	2.77	245,806	2,141	3.48
Total interest-bearing deposits	355,958	1,865	2.10	343,135	2,360	2.75

Borrowings	27,565	233	3.38	47,124	358	3.04
Total interest-bearing liabilities	383,523	2,098	2.19	390,259	2,718	2.79

Noninterest-bearing demand	11,057			7,057
Other liabilities	5,676			8,297
Total liabilities	400,256			405,613

Stockholders’ equity	108,261			110,735
Total liabilities and
Stockholders’ equity	$508,517			$516,348
Net interest income		$3,748			$3,507
Interest rate spread			2.68%			2.32%
Net interest margin			3.12%			2.88%
Net interest-earning assets	$97,025			$97,463
Interest-earning assets to interest-bearing
liabilities	125.30%			124.97%

Total interest income decreased by $379,000, or 6.1%, to $5.8 million for the three months ended September 30, 2010, from $6.2 million for the three months ended September 30, 2009.  Interest income on loans decreased by $492,000, or 8.1%, to $5.6 million for the three months ended September 30, 2010 from $6.1 million for the three months ended September 30, 2009.  The average balance of the loan portfolio decreased by $15.6 million to $381.8 million for the three months ended September 30, 2010 from $397.4 million for the three months ended September 30, 2009 as repayments outpaced originations.  The average yield on loans decreased by 27 basis points to 5.85% for the three months ended September 30, 2010 from 6.12% for the three months ended September 30, 2009.

Interest income on securities increased by $182,000, or 293.5%, to $244,000 for the three months ended September 30, 2010 from $62,000 for the three months ended September 30, 2009.  The increase was primarily due to an increase of $24.6 million, or 508.8%, in the average balance of securities to $29.4 million for the three months ended September 30, 2010 from $4.8 million for the three months ended September 30, 2009.  The increase in the average balance was due to purchases of additional investment securities, offset by a decrease in FHLB New York stock.  The increase in the average balance was offset by a decrease of 181 basis points in the average yield on securities to 3.32% for the three months ended September 30, 2010 from 5.13% for the three months ended September 30, 2009.  The decline in the yield was primarily due to the re-pricing of the yield of our adjustable rate investment securities and to the decline in intermediate and long term interest rates from September 30, 2009 to September 30, 2010.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $69,000, or 80.2%, to $17,000 for the three months ended September 30, 2010 from $86,000 for the three months ended September 30, 2009.  The decrease was primarily due to a decrease of 30 basis points in the average yield on other interest-earning assets to 0.10% for the three months ended September 30, 2010 from 0.40% for the three months ended September 30, 2009.  The decline in the yield was due to the maturity of higher yielding certificates of deposits at other financial institutions.  The decline in interest income on other interest-earning assets was also due to a decrease of $16.2 million, or 19.0%, in the average balance of other interest-earning assets to $69.3 million for the three months ended September 30, 2010 from $85.5 million for the three months ended September 30, 2009.  The decrease in the average balance of other interest-earning assets was due to the decrease in cash and cash equivalents and certificates of deposits at other financial institutions.

Total interest expense decreased by $620,000, or 22.8%, to $2.1 million for the three months ended September 30, 2010 from $2.7 million for the three months ended September 30, 2009.  Interest expense on deposits decreased by $495,000, or 21.0%, to $1.9 million for the three months ended September 30, 2010 from $2.4 million for the three months ended September 30, 2009.  During this same period, the average cost of deposits decreased by 65 basis points to 2.10% for the three months ended September 30, 2010 from 2.75% for the three months ended September 30, 2009.

Due to an effort by the Bank to decrease reliance on two nationwide certificates of deposit listing services, partially offset by the opening of two new branch offices in Massachusetts during the second quarter of 2009, the average balance of certificates of deposits decreased by $38.3 million, or 15.6%, to $207.5 million for the three months ended September 30, 2010 from $245.8 million for the three months ended September 30, 2009.  As a result of the decrease in the average balance of certificates of deposits, interest expense on our certificates of deposits decreased by $704,000, or 32.9%, to $1.4 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009.  The decrease in interest expense on our certificates of deposits was also due to a decrease of 71 basis points in the average cost of our certificates of deposits to 2.77% for the three months ended September 30, 2010 from 3.48% for the three months ended September 30, 2009.

Interest expense on our other deposit products increased by $209,000, or 95.4%, to $428,000 for the three months ended September 30, 2010 from $219,000 for the three months ended September 30, 2009.  The increase was due to an increase of 37 basis points in the cost of our interest-bearing demand deposits to 1.50% for the three months ended September 30, 2010 from 1.13% for the three months ended September 30, 2009, offset by a decrease of 10 basis points in the cost of our savings and holiday club deposits to 0.65% for the three months ended

September 30, 2010 from 0.75% for the three months ended September 30, 2009.  The increase in interest expense was also due to an increase of $50.2 million, or 134.1%, in the average balance of interest-bearing demand deposits to $87.6 million for the three months ended September 30, 2010 from $37.4 million for the three months ended September 30, 2009 and an increase of $951,000, or 1.6%, in the average balance of our savings and holiday club deposits to $60.9 million for the three months ended September 30, 2010 from $59.9 million for the three months ended September 30, 2009.

Interest expense on borrowings decreased by $125,000, or 34.9%, to $233,000 for the three months ended September 30, 2010 from $358,000 for the three months ended September 30, 2009.  The decrease was primarily due to a decrease of $19.6 million, or 41.5%, in the average balance of borrowed money to $27.6 million for the three months ended September 30, 2010 from $47.1 million for the three months ended September 30, 2009.  Interest expense on borrowed money for the three months ended September 30, 2010 was comprised of $229,000 in interest expense on an average balance of $27.2 million in FHLB advances and $4,000 in interest expense on an average balance of $337,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $353,000 on an average balance of $46.6 million in FHLB advances and $5,000 in interest expense on an average balance of $494,000 on the Hayden acquisition note for the three months ended September 30, 2009.

Allowance for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Allowance at beginning of period	$5,501	$2,085
Provision for loan losses	4	2,172
Charge-offs	488	157
Recoveries	42	–
Net charge-offs	446	157
Allowance at end of period	$5,059	$4,100

Allowance to non-performing loans	16.81%	61.87%
Allowance to total loans outstanding at the end of the period	1.36%	1.03%
Net charge-offs to average loans outstanding during the period (annualized)	0.47%	0.16%

The allowance to non-performing loans ratio decreased to 16.81% at September 30, 2010 from 61.87% at September 30, 2009 due primarily to the increase in non-performing loans to $30.1 million at September 30, 2010 from $6.6 million at September 30, 2009.  As noted previously in the Third Quarter Performance Highlights section, the increase in non-performing loans is primarily attributable to a single borrower with a hotel participation loan in Long Beach, New York and a non-residential loan located in Lawrenceville, New Jersey.  Management is currently assessing the fair value of the loans and upon receipt of the updated appraisals may determine that specific reserves are necessary.  Based on available information, along with the analyses performed by the Special Assets Group during the third quarter, we believe our allowance for loan losses as of September 30, 2010 is appropriate.

In conjunction with the increase in the allowance for loan losses, and on an on-going basis the Company continually monitors fair value analyses on all non-performing and potential non-performing loans.  The level of the allowance for loan losses is adjusted up or down as indicated by portfolio performance, i.e., past-due loan volume, the results of the on-going loan analyses and the condition of the commercial real estate market in general and specifically within our lending area.  At this time we believe the current level of the allowances for loan losses is appropriate based on the aforementioned conditions.  As indicated by our on-going analyses and future estimates of the commercial real estate market, we may adjust the level of the allowance for loan losses up or down as we believe appropriate (See discussion on Non-Performing Assets).

The allowance for loan losses was $5.06 million at September 30, 2010, $6.73 million at December 31, 2009, and $4.10 million at September 30, 2009.  We recorded provisions for loan losses of $4,000 for the three month period ended September 30, 2010 compared to a provision for loan losses of $2.2 million for the three month period ended September 30, 2009.

We charged-off an aggregate of $488,000 against two non-performing non-residential mortgage loans, five non-performing multi-family mortgage loans, and two performing multi-family mortgage loans during the three months ended September 30, 2010.  We recorded $42,000 in recoveries during the three months ended September 30, 2010.  During the three months ended September 30, 2009, we charged-off $157,000 against two non-performing non-residential mortgage loans and one non-performing multi-family mortgage loan with an aggregate balance of $2.4 million.  We did not have any recoveries during the three months ended September 30, 2009.

Non-interest Income.  Non-interest income increased by $69,000, or 18.9%, to $435,000 for the three months ended September 30, 2010 from $366,000 for the three months ended September 30, 2009.  The increase was primarily due to increases of $46,000 in earnings on bank owned life insurance and $12,000 in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division and a loss of $15,000 on disposition of equipment in the 2009 period, partially offset by decreases of $2,000 in other loan fees and service charges and $2,000 in other non-interest income.

Non-interest Expense.  Non-interest expense increased by $58,000, or 1.8%, to $3.4 million for the three months ended September 30, 2010 from $3.3 million for the three months ended September 30, 2009.  The increase resulted primarily from increases of $102,000 in other non-interest expense, $55,000 in real estate owned expense, $24,000 in outside data processing expense, and $14,000 in net occupancy expense, offset by decreases of $71,000 in equipment expense, $43,000 in salaries and employee benefits, and $22,000 in advertising expense.

Other non-interest expense increased by $102,000, or 14.3%, to $815,000 in 2010 from $713,000 in 2009 due mainly to increases of $164,000 in legal fees primarily related to a shareholder matter and troubled debt restructured loans, $14,000 in other non-interest expense and $3,000 in insurance expense, offset by decreases of $42,000 in office supplies and stationery expenses, $21,000 in telephone expenses, $10,000 in audit and accounting fees, $3,000 in directors, officers and employees expenses, and $3,000 in service contracts.

Real estate owned expense increased by $55,000, or 196.4%, to $83,000 in 2010 from $28,000 in 2009 primarily due to a loss of $50,000 and expenses related to the sale of two gasoline stations located in Putnam and Westchester Counties, New York.

Outside data processing expense increased by $24,000, or 13.7%, to $199,000 in 2010 from $175,000 in 2009 due to additional services provided in 2010 by the Company’s core data processing vendor.

Occupancy expense increased by $14,000, or 4.8%, to $308,000 in 2010 from $294,000 in 2009 due to increases in real estate taxes and utilities expense.

Equipment expense decreased by $71,000, or 36.8%, to $122,000 in 2010 from $193,000 in 2009 due to efforts to reduce certain expenses.

Salaries and employee benefits, which represented 50.9% of the Company’s non-interest expense during the quarter ended September 30, 2010, decreased by $43,000, or 2.4%, to $1.72 million in 2010 from $1.76 million in 2009 due to a reduction in staff in various departments.

Advertising expense decreased by $22,000, or 59.5%, to $15,000 in 2010 from $37,000 in 2009 due to efforts to reduce certain expenses.

Income Taxes. Income taxes increased by $1.0 million, or 136.4%, to an expense of $276,000 for the three months ended September 30, 2010 from a benefit of $759,000 for the three months ended September 30, 2010.  The increase resulted primarily from a $2.4 million, or 150.0%, increase in pre-tax income in 2010 compared to 2009.  The effective tax rate was 34.1% for the three months ended September 30, 2010 and a benefit of 47.1% for the three months ended September 30, 2009.

Comparison of Operating Results For the Nine Months Ended September 30, 2010 and 2009

General.  Net income increased by $1.7 million, or 346.5%, to $1.2 million for the nine months ended September 30, 2010 from a net loss of $480,000 for the nine months ended September 30, 2009.  The increase was primarily the result of an increase of $629,000 in net interest income, an increase of $204,000 in non-interest income, and a decrease of $246,000 in non-interest expense, offset by a decrease of $1.7 million in provision for loan losses and an increase of $1.1 million in the provision for income taxes.

Net Interest Income.  Net interest income increased by $629,000, or 5.9%, to $11.2 million for the nine months ended September 30, 2010 from $10.6 million for the nine months ended September 30, 2009.  The increase in net interest income resulted primarily from a decrease of $1.0 million in interest expense that exceeded a decrease of $402,000 in interest income.  The increase in net interest income occurred despite a decrease of $4.0 million in average net interest-earning assets.

The interest rate spread increased by 15 basis points to 2.62% for the nine months ended September 30, 2010 from 2.47% for the nine months ended September 30, 2009.  The net interest margin decreased by 5 basis points between these periods to 3.07% for the nine months ended September 30, 2010 from 3.12% for the nine months ended September 30, 2009.  The increase in the interest rate spread in 2010 compared to the same period in 2009 was due to the cost of our interest-bearing liabilities decreasing more than a corresponding decrease in the yield on our interest-earning assets.  The decrease in the net interest margin in 2010 was due to our average interest earning assets increasing at a greater rate than our net interest income.  The cost of our interest-bearing liabilities decreased by 63 basis points to 2.26% for the nine months ended September 30, 2010 from 2.89% for the nine months ended September 30, 2009.  The yield on our interest-earning assets decreased by 49 basis points to 4.88% for the nine months ended September 30, 2010 from 5.37% for the nine months ended September 30, 2009.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2010.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$388,936	$17,010	5.83%	$387,006	$17,959	6.19%
Securities	31,916	761	3.18	4,896	162	4.41
Other interest-earning assets	66,998	92	0.18	61,770	144	0.31
Total interest-earning assets	487,850	17,863	4.88	453,672	18,265	5.37
Allowance for loan losses	(5,974)			(2,006)
Non-interest-earning assets	33,989			27,836
Total assets	$515,865			$479,502

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$80,442	$848	1.41%	$29,873	$211	0.94%
Savings and club accounts	60,627	312	0.69	58,846	351	0.80
Certificates of deposit	217,392	4,639	2.85	216,888	6,025	3.70
Total interest-bearing deposits	358,461	5,799	2.16	305,607	6,587	2.87

Borrowings	32,714	831	3.39	47,394	1,074	3.02
Total interest-bearing liabilities	391,175	6,630	2.26	353,001	7,661	2.89

Noninterest-bearing demand	10,179			6,603
Other liabilities	6,036			9,074
Total liabilities	407,390			368,678

Stockholders’ equity	108,475			110,824
Total liabilities and
Stockholders’ equity	$515,865			$479,502
Net interest income		$11,233			$10,604
Interest rate spread			2.62%			2.47%
Net interest margin			3.07%			3.12%
Net interest-earning assets	$96,675			$100,671
Average interest-earning assets to
average interest-bearing liabilities	124.71%			128.52%

Total interest income decreased by $402,000, or 2.2%, to $17.9 million for the nine months ended September 30, 2010, from $18.3 million for the nine months ended September 30, 2009.  Interest income on loans decreased by $949,000, or 5.3%, to $17.0 million for the nine months ended September 30, 2010 from $18.0 million for the nine months ended September 30, 2009.  The average balance of the loan portfolio increased by $1.9 million to $388.9 million for the nine months ended September 30, 2010 from $387.0 million for the nine months ended September 30, 2009 as originations outpaced repayments.  The average yield on loans decreased by 36 basis points to 5.83% for the nine months ended September 30, 2010 from 6.19% for the nine months ended September 30, 2009.

Interest income on securities increased by $599,000, or 369.8%, to $761,000 for the nine months ended September 30, 2010 from $162,000 for the nine months ended September 30, 2009.  The increase was primarily due to an increase of $27.0 million, or 551.9%, in the average balance of securities to $31.9 million for the nine months ended September 30, 2010 from $4.9 million for the nine months ended September 30, 2009.  The increase in the average balance was due to purchases of additional investment securities, offset by a decrease in FHLB New York stock.  The increase in the average balance was offset by a decrease of 123 basis points in the average yield on securities to 3.18% for the nine months ended September 30, 2010 from 4.41% for the nine months ended September 30, 2009.  The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities and the decline in intermediate and long term interest rates from September 30, 2009 to September 30, 2010.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $52,000, or 36.1%, to $92,000 for the nine months ended September 30, 2010 from $144,000 for the nine months ended September 30, 2009.  The decrease was primarily the result of a decrease of 13 basis points in the yield to 0.18% for the nine months ended September 30, 2010 from 0.31% for the nine months ended September 30, 2009, offset by an increase of $5.2 million, or 8.5%, in the average balance of other interest-earning assets to $67.0 million for the nine months ended September 30, 2010 from $61.8 million for the nine months ended September 30, 2009.  The increase in the average balance of other interest-earning assets was due to increased levels of cash and cash equivalents.

Total interest expense decreased by $1.0 million, or 13.5%, to $6.6 million for the nine months ended September 30, 2010 from $7.7 million for the nine months ended September 30, 2009.  Interest expense on deposits decreased by $788,000, or 12.0%, to $5.8 million for the nine months ended September 30, 2010 from $6.6 million for the nine months ended September 30, 2009.  During this same period, the average interest cost of deposits decreased by 71 basis points to 2.16% for the nine months ended September 30, 2010 from 2.87% for the nine months ended September 30, 2009.

Due to an effort by the Bank to increase deposits through the opening of two new branch offices in Massachusetts during the second quarter of 2009, partially offset by a decreased reliance on two nationwide certificate of deposit listing services, the average balance of certificates of deposits increased by $504,000, or 0.2%, to $217.4 million for the nine months ended September 30, 2010 from $216.9 million for the nine months ended September 30, 2009.  Despite the increase in the average balance of certificates of deposit, interest expense on our certificates of deposit decreased by $1.4 million, or 23.0%, to $4.6 million for the nine months ended September 30, 2010 from $6.0 million for the nine months ended September 30, 2009.  The decrease in interest expense on our certificates of deposit was due to a decrease in the average cost of our certificates of deposit by 85 basis points to 2.85% for the nine months ended September 30, 2010 from 3.70% for the nine months ended September 30, 2009.

Interest expense on our other deposit products increased by $598,000, or 106.4%, to $1.2 million for the nine months ended September 30, 2010 from $562,000 for the nine months ended September 30, 2009.  The increase was due to an increase of 47 basis points in the cost of our interest-bearing demand deposits to 1.41% for the nine months ended September 30, 2010 from 0.94% for the nine months ended September 30, 2009, offset by a decrease of 11 basis points in the cost of our savings and holiday club deposits to 0.69% for the nine months ended

September 30, 2010 from 0.80% for the nine months ended September 30, 2009.  The increase in interest expense was also due to an increase of $50.5 million, or 169.3%, in the average balance of interest-bearing demand deposits to $80.4 million for the nine months ended September 30, 2010 from $29.9 million for the nine months ended September 30, 2009 and an increase of $1.8 million, or 3.0%, in the average balance of our savings and holiday club deposits to $60.6 million for the nine months ended September 30, 2010 from $58.8 million for the nine months ended September 30, 2009.

Interest expense on borrowings decreased by $243,000, or 22.6%, to $831,000 for the nine months ended September 30, 2010 from $1.1 million for the nine months ended September 30, 2009.  The decrease was primarily due to a decrease of $14.7 million, or 31.0%, in the average balance of borrowed money to $32.7 million for the nine months ended September 30, 2010 from $47.4 million for the nine months ended September 30, 2009.  Interest expense on borrowed money for the nine months ended September 30, 2010 was comprised of $819,000 in interest expense on an average balance of $32.4 million in FHLB advances and $12,000 in interest expense on an average balance of $333,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $1.1 million on an average balance of $46.9 million in FHLB advances and $17,000 in interest expense on an average balance of $489,000 on the note incurred in connection with the acquisition of Hayden Financial Group LLC during the nine months ended September 30, 2009.

Allowance for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Allowance at beginning of period	$6,733	$1,865
Provision for loan losses	898	2,558
Charge-offs	2,617	323
Recoveries	45	–
Net charge-offs	2,572	323
Allowance at end of period	$5,059	$4,100

We recorded provisions for loan losses of $898,000 and $2.6 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, we charged-off $2.6 million against seventeen non-performing multi-family mortgage loans, seven non-performing non-residential mortgage loans and two performing multi-family mortgage loans having aggregate balances of $10.7 million as of September 30, 2010.  We recorded recoveries of $45,000 during the nine months ended September 30, 2010.

During the nine months ended September 30, 2009, we charged-off $323,000 against two non-performing non-residential mortgage loans and one non-performing multi-family mortgage loan having aggregate balances of $2.4 million.  We did not have any recoveries during the nine months ended September 30, 2009.

Non-interest Income.  Non-interest income increased by $204,000, or 19.0%, to $1.3 million for the nine months ended September 30, 2010 from $1.1 million for the nine months ended September 30, 2009.  The increase was primarily due to increases of $158,000 in earnings on bank owned life insurance and $44,000 in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division, and a decrease of $11,000 in loss on disposition of equipment, partially offset by decreases of $11,000 in other loan fees and service charges, $4,000 on impairment loss on equity security and $2,000 in other non-interest income.

Non-interest Expense.  Non-interest expense decreased by $246,000, or 2.4%, to $10.0 million for the nine months ended September 30, 2010 from $10.2 million for the nine months ended September 30, 2009.  The decrease resulted primarily from decreases of $217,000 in advertising expense, $138,000 in equipment expense, $102,000 in other non-interest expense, $78,000 in real estate owned expenses, and $8,000 in occupancy expense, partially offset by increases of $215,000 in salaries and employee benefits, $67,000 in outside data processing expense and $15,000 in FDIC insurance premiums.

Advertising expense decreased by $217,000, or 81.0%, to $51,000 in 2010 from $268,000 in 2009, equipment expense decreased by $138,000, or 25.7%, to $400,000 in 2010 from $538,000 in 2009, and occupancy expense decreased by $8,000, or 0.8%, to $945,000 in 2010 from $953,000 in 2009 due to efforts to reduce expenses.

Other non-interest expense decreased by $102,000, or 4.4%, to $2.2 million in 2010 from $2.3 million in 2009 due mainly to decreases of $158,000 in other non-interest expense primarily related to the opening of two branch offices in Massachusetts during the second quarter of 2009, $76,000 in directors, officers and employee expense, $69,000 in office supplies and stationery expense, and $26,000 in telephone expense, offset by increases of $174,000 in legal fees primarily related to a shareholder matter and troubled debt restructured loans, $23,000 in service contracts expense, $15,000 in audit and accounting fees, $11,000 in insurance expense, and $5,000 in directors compensation expense.

Real estate owned expense decreased by $78,000, or 45.1%, to $95,000 in 2010 from $173,000 in 2009 due to increased rental income during the current period.

Salaries and employee benefits, which represented 53.0% of the Company’s non-interest expense during the nine months ended September 30, 2010, increased by $215,000, or 4.3%, to $5.3 million in 2010 from $5.1 million in 2009 due to an increase in the Senior Executive Retirement Plan expense, offset by a decrease in the number of full time equivalent employees from 102 at September 30, 2009 to 91 at September 30, 2010 as a result of reduction in staff in various departments.

Outside data processing expense increased by $67,000, or 11.9%, to $632,000 in 2010 from $565,000 in 2009 due to additional services provided in 2010 by the Company’s core data processing vendor.

FDIC insurance expense increased by $15,000, or 4.4%, to $355,000 in 2010 from $340,000 in 2009 due to increased deposit insurance rates in the current period, offset by a special assessment of $205,000 incurred as of June 30, 2009.

Income Taxes. Income taxes increased by $1.1 million, or 179.6%, to an expense of $477,000 for the nine months ended September 30, 2010 from a benefit of $599,000 for the nine months ended September 30, 2009.  The increase resulted primarily from a $2.8 million increase in pre-tax income in 2010 compared to 2009.  The effective tax rate was 28.7% for the nine months ended September 30, 2010 and a benefit of 55.5% for the nine months ended September 30, 2009.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At September 30, 2010	At December 31, 2009
	(Dollars in thousands)

Non-accrual loans	$28,139	$20,150
Loans past due 90 days or more and accruing	-	-
Total nonaccrual and 90 days or more
past due loans	28,139	20,150
Other non-performing loans	1,965	-
Total non-performing loans	30,104	20,150
Real estate owned	1,037	636
Total non-performing assets	31,141	20,786
Troubled debt restructurings	6,926	13,175
Total troubled debt restructurings and
non-performing assets	$38,067	$33,961

Total non-performing loans to total loans	8.02%	5.14%
Total non-performing loans to total assets	6.02%	3.94%
Total non-performing assets and troubled
debt restructurings to total assets	7.61%	6.44%

Non-accrual loans at September 30, 2010 consisted of eleven loans in the aggregate – five multi-family mortgage loans and six non-residential mortgage loans.

The five non-accrual multi-family mortgage loans totaled $3.6 million at September 30, 2010, consisting of the following multi-family mortgage loans:  (1) An outstanding balance of $1.2 million secured by an apartment building located in Cambridge, Massachusetts. This borrower and related properties are operating under Chapter 11 bankruptcy protection and are making regularly scheduled payments as instructed by the Trustee. Based on the reorganization plan before the Court, we expect full repayment of this loan.  (2) An outstanding balance of $1.1 million secured by a mixed-use apartment building located in Boston, Massachusetts.  Based on continuing negotiations with the borrower who has a contract of sale for the commercial portion of the building’s operations, we expect full repayment of the loan over a term similar to the original loan terms.  (3) An outstanding balance of $700,000 secured by an apartment building located in Paterson, New Jersey.  We are currently negotiating with the second mortgagee and suing the borrower on a general guarantee.  We believe we are adequately protected and do not anticipate losses in excess of current reserves.  (4) An outstanding balance of $338,000 secured by an apartment building located in Elizabeth, New Jersey.  We are currently negotiating with the borrower to restructure the outstanding balance and believe we are close to finalizing a restructure agreement.  We are also proceeding with the foreclosure action and expect to sell the property at auction should negotiations break down. Based on a current appraisal, we do not anticipate a loss if we proceed to a foreclosure sale.  (5) An outstanding balance of $275,000 secured by an apartment building located in Herkimer, New York.  We are currently in the process of acquiring the property through a deed-in-lieu of foreclosure and have a local real estate agent ready to market the building as soon as we close on the deed-in-lieu transaction.  Based on a current appraisal, no additional loss is expected on this property.

The six non-accrual non-residential mortgage loans totaled $24.5 million at September 30, 2010 as detailed in the following paragraph.  (1) The first non-accrual non-residential mortgage loans had an outstanding balance of $10.9 million and is related to the sale of the 1353-55 First Avenue, New York, New York branch office building (the “Property”).  See Note 7 to the financial statements in this report for further detail on this loan.  (2) The second non-accrual non-residential mortgage loan had an outstanding balance of $733,000 and consists of capitalized legal fees, which we expect to recover, related to the Property.  Based on the current appraised value, no loss is anticipated.  (3) The third non-accrual non-residential mortgage loan had an outstanding balance of $479,000 and is secured by a restaurant and 23 boat slips located in Far Rockaway, New York, and a general guarantee of the borrower.  The borrower has filed a Chapter 13 bankruptcy petition and, under supervision of the Chapter 13 trustee, has been making regularly scheduled monthly payments of principal, interest and escrow as per the original terms of the mortgage while a repayment plan is being finalized.  We do not anticipate additional losses on this loan.  (4) The fourth non-accrual non-residential mortgage loan had an outstanding balance of $437,000 and is secured by a strip shopping center and warehouse located in Tobyhanna, Pennsylvania. The property was severely damaged by fire and the Bank and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Bank’s collection efforts.  The borrower is making monthly escrow payments to keep the taxes up to date during the course of the lawsuit.  We do not anticipate any additional losses on this loan and expect to recover all legal and court fees as well upon resolution of the suit.  (5) The fifth non-accrual non-residential loan has an outstanding balance of $7.5 million and is a participation loan secured by a newly completed boutique hotel in Long Beach, New York.  Additional security consists of a general guarantee of the two principals and an assignment of LLC interests in two other properties.  The loan is only recently past-due, however, the borrower has requested forbearance for a yet to be determined period of time.  The participating institutions have ordered a new appraisal based on lower than projected per room daily rental rates.  Management is currently assessing the fair value of the loans and upon receipt of the updated appraisals may determine that specific reserves are necessary.  (6) The sixth non-accrual non-residential loan with an outstanding balance of $4.5 million is located in Lawrenceville, New Jersey and is with the same borrower with the Long Beach, New York loan described above.  We are currently negotiating a forbearance agreement with the borrower and based on a current appraisal and projected cash flow analysis, we do not anticipate losses on this loan.  We will continue to monitor these loans closely and adjust the level of allowance for loan loss appropriately as updated information becomes available.

The other non-performing loans consisted of two mortgage loans where management had doubts about the borrowers’ abilities to comply with contractual loan terms.  The first had an outstanding balance of $1.9 million, was 30 days delinquent at September 30, 2010, and is secured by ten apartment buildings located in Pittsburgh, Pennsylvania.  The second non-performing loan had an outstanding balance of $67,000, was current at September 30, 2010, and is secured by a second mortgage on an apartment building located in Fall River, Massachusetts on which we hold a first mortgage.  We do not currently anticipate any loss on these two loans based on recent appraisals and current cash flow reports for these properties.

At September 30, 2010, we owned foreclosed property with a net balance of $1.0 million, consisting of a six unit multi-family building (net balance of $636,000) located in Newark, New Jersey and an apartment building (net balance of $402,000) located in Holyoke, Massachusetts.  We renovated the Newark, New Jersey property and have leased four of the six units, with the goal of marketing the property in the near term.  We completed the sale of the Holyoke Massachusetts property to the property’s managing agent for $350,000 on October 29, 2010.

The troubled debt restructured loans consisted of seven loans, all of which are current, totaling $6.9 million.  The largest troubled debt restructured loan had an outstanding balance of $1.8 million and is secured by a commercial condominium located in Brooklyn, New York.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $71.6 million at September 30, 2010 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items.  In addition, certificates of deposits at other financial institutions totaled $996,000 at September 30, 2010.  Securities classified as available for sale provide an additional source of liquidity.  Total securities classified as available for sale were $171,000 at September 30, 2010.

At September 30, 2010, we had $20.4 million in loan commitments outstanding, consisting of $15.9 million in unused commercial business lines of credit, $2.5 million in unused real estate equity lines of credit, $1.5 million of real estate loan commitments, $271,000 in unused loans in process, and $155,000 in consumer lines of credit.  Certificates of deposit due within one year of September 30, 2010 totaled $146.4 million.  This represented 74.9% of certificates of deposit at September 30, 2010.  We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and FHLB advances.  At September 30, 2010, we had the ability to borrow $74.7 million, net of $25.0 million in outstanding advances, from the FHLB of New York.  At September 30, 2010, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen re-pricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock.  At September 30, 2010, the Company had liquid assets of $18.1 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended September 30, 2010 and the year ended December 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at September 30, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$90,993	$(5,338)	(6)%	18.66%	(60	) bp
200	93,134	(3,197)	(3)%	18.93%	(33	) bp
100	94,800	(1,531)	(2)%	19.11%	(15	) bp
50	95,530	(801)	(1)%	19.18%	(8	) bp
0	96,331			19.26%
(50)	97,379	1,048	1%	19.39%	13	bp
(100)	96,832	500	1%	19.27%	1	bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended September 30, 2010.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 to July 31	-	-	-	-
August 1 to August 31	59,800	$6.04	59,800	237,763
September 1 to September 30	25,600	6.04	25,600	212,163
Total	85,400	6.04	85,400	212,163

On July 22, 2010, the Board of Directors of the Company approved the repurchase of up to 297,563 shares of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: November 15, 2010	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President, Chief Operating Officer
and Chief Financial Officer