Form 10-K
period 2010-12-31
NORTHEAST COMMUNITY BANCORP INC
filed 2011-03-31
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was approximately $33.6 million.

The number of shares outstanding of the registrant’s common stock as of March 15, 2011 was 13,106,900.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area and our lending territory.  We attract deposits from the general public and use those funds to originate multi-family residential and mixed-use real estate and consumer loans, which we hold for investment.  We have been originating multi-family and mixed-use real estate loans for over half a century.  In 2007, we established a new commercial loan department and have increased this portfolio from no commercial loans at March 31, 2007 to $28.9 million of commercial loans committed with $12.1 million drawn at December 31, 2010.  We do not currently offer one-to four-family residential loans.  Due to market conditions, we discontinued offering new non-residential real estate loans effective the first quarter of 2009.

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

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County and we operate through our main office in White Plains, our four other full-service branch offices in the New York City boroughs of Manhattan (New York County) and Bronx (Bronx County) and our two full-service branch offices in Danvers and Plymouth, Massachusetts.  Our two Massachusetts branches were opened in the second quarter of 2009.  We generate deposits through our main office and six branch offices.  We conduct lending activities throughout the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut and Pennsylvania.

Our primary market area includes a population base with a broad cross section of wealth, employment and ethnicity.  We operate in markets that generally have experienced relatively slow demographic growth, a characteristic typical of mature urban markets located throughout the Northeast region.  New York County is a relatively affluent market, reflecting the influence of Wall Street along with the presence of a broad spectrum of Fortune 500 companies.  Comparatively, Bronx County is home to a broad socioeconomic spectrum, with a significant portion of the respective populations employed in relatively low and moderate wage blue collar jobs.  Westchester County is also an affluent market, serving as a desired suburban location for commuting into New York City as well as reflecting growth of higher paying jobs in the county, particularly in White Plains.  The counties in which the Danvers and Plymouth retail branches currently operate include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but, similar to many areas of the country, the underpinnings of these economies are now more service oriented, with employment spread across many economic sectors including service, finance, health-care, technology, real estate and government.

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

Competition

We face significant competition for the attraction of deposits.  The New York and Boston metropolitan areas have a significant concentration of financial institutions, including large money center and regional banks, community banks and credit unions.  Over the past 10 years, consolidation of the banking industry in the New York and Boston metropolitan areas has continued, resulting in larger and increasingly efficient competitors.  We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 1.00% of the deposits in each of the counties in New York and Massachusetts in which our offices are located.

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

Lending Activities

General.  We originate loans primarily for investment purposes.  The largest segment of our loan portfolio is multi-family residential real estate loans.  We also originate mixed-use real estate loans and in 2007 we began originating commercial loans.  To a limited degree, we make consumer loans and purchase participation interests in construction loans.  Due to market conditions, we discontinued purchasing participation interests in construction loans effective the first quarter of 2009.  We currently do not originate one- to four-family residential loans.  We consider our lending territory to be the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, and Pennsylvania.  We do not originate or purchase subprime loans.

In 2009 and 2010, we proactively reduced mortgage origination levels for multi-family, mixed-use and non-residential real estate loans, based on our unwillingness to offer rates and terms on loan products that, in our opinion, do not accurately reflect the risk associated with particular loan types in the current economic and real estate environment.  In 2009 we ceased originating all construction loans due to prevailing conditions in the real estate market.

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

Due to market conditions, we did not originate any multi-family and mixed-use real estate loans in states other than New York and Massachusetts for the year ended December 31, 2010.  For the year ended December 31, 2009, originations of multi-family real estate loans in states other than New York and Massachusetts represented 37.3% of our total multi-family mortgage loan originations, and originations of mixed-use real estate loans in states other than New York and Massachusetts represented 4.7% of our total mixed-use mortgage loan originations.  We intend to increase our originations of multi-family and mixed-use real estate loans throughout New York, Massachusetts, Connecticut, Pennsylvania, and New Jersey as market conditions permit.

We originate a variety of adjustable-rate and balloon multi-family and mixed-use real estate loans.  The adjustable-rate loans have fixed rates for a period of up to five years and then adjust every three to five years thereafter, based on the terms of the loan.  Maturities on these loans can be up to 15 years, and typically they amortize over a 20 to 30-year period.  Interest rates on our adjustable-rate loans are adjusted to a rate that equals the applicable three-year or five-year constant maturity U.S. Treasury index plus a margin.  The balloon loans have a maximum maturity of five years.  The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with three-year terms).  Due to the nature of our borrowers and our lending niche, the typical multi-family or mixed-use real estate loan refinances within the first five-year period and, in doing so, generates prepayment penalties ranging from five points to one point of the  outstanding loan balance.  Under our loan-refinancing program, borrowers who are current under the terms and conditions of their contractual obligations can apply to refinance their existing loans to the rates and terms then offered on new loans after the payment of their contractual prepayment penalties.  These refinances are not considered troubled debt restructures.

Index

In making multi-family and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower.  We do not typically require a personal guarantee of the borrower, but may do so depending on the location, building condition or credit profile.  We rate the property underlying the loan as Class A, B or C.  Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of 1.30x depending on the rating of the underlying property.  On multi-family and mixed-use real estate loans, our current policy is to finance up to 75% of the lesser of the appraised value or purchase price of the property securing the loan on purchases and refinances of Class A and B properties and up to 65% of the lesser of the appraised value or purchase price for properties that are rated Class C.  Properties securing multi-family and mixed-use real estate loans are appraised by independent appraisers, inspected by us and generally require Phase 1 environmental surveys.

We have been originating multi-family and mixed-use real estate loans in the New York market area for more than 75 years.  In the New York market area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with mortgage brokers, as the multi-family and mixed-use real estate loan market is primarily broker driven.  We have longstanding relationships with mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards.  During the past five years we have developed similar relationships with mortgage brokers in the other states within our lending territory, in particular Massachusetts, and will continue to do so in order to grow our loan portfolio.  We also deal directly with building owners throughout our lending territory.

The majority of the multi-family real estate loans in our portfolio are secured by twenty unit to one hundred unit apartment buildings.  At December 31, 2010, the majority of our mixed-use real estate loans are secured by properties that are at least 75% residential, but contain some non-residential space.

On December 31, 2010, the largest outstanding multi-family real estate loan had a balance of $8.6 million and was performing according to its terms at December 31, 2010.  This loan is secured by a 216 unit apartment complex located in Philadelphia, Pennsylvania.  The largest mixed-use real estate loan had a balance of $4.0 million and was performing according to its terms at December 31, 2010.  This loan is secured by a mixed-use building with 10 apartment units and 5 commercial units located in Jamaica, New York.  As of December 31, 2010, the average loan balance in our multi-family and mixed-use portfolio was approximately $683,000.

Non-residential Real Estate Loans.  Due to market conditions, we discontinued offering new non-residential real estate loans effective the first quarter of 2009.  We will continue to monitor market conditions to determine whether we will resume offering such loans at a future date.  Our non-residential real estate loans are generally secured by office buildings, medical facilities and retail shopping centers that are primarily located in moderate income areas within our lending territory.

Our non-residential real estate loans are structured in a manner similar to our multi-family and mixed-use real estate loans, typically at a fixed rate of interest for three to five years and then a rate that adjusts every three to five years over the term of the loan, which is typically 15 years.  Interest rates and payments on these loans generally are based on the three-year or five-year constant maturity U. S. Treasury index plus a margin.  The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with three-year terms).  Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.  Properties securing non-residential real estate loans are appraised by independent appraisers and inspected by us.

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

Index

Our assessment of credit risk and our underwriting standards and procedures for non-residential real estate loans are similar to those applicable to our multi-family and mixed-use real estate loans.  In reaching a decision on whether to make a non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants.  We have generally required that the properties securing non-residential real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.30x.  Phase 1 environmental surveys and property inspections are required for all loans.

At December 31, 2010, we had $100.9 million in non-residential real estate loans outstanding, or 27.2% of total loans.  Due to market conditions, we did not originate any non-residential real estate loans during 2010.  For the year ended December 31, 2009, originations of non-residential real estate loans in states other than New York and Massachusetts represented 17.3% of our total non-residential real estate loan originations.

At December 31, 2010, the largest outstanding non-residential real estate loan had an outstanding balance of $5.2 million.  This loan is secured by a multi-tenant, two-story commercial building located in New York, New York, and was performing according to its terms at December 31, 2010.  At December 31, 2010, the largest outstanding non-residential real estate loan relationship with one borrower was comprised of six loans totaling $12.5 million secured by six office buildings located in the Syracuse, New York area.  These six loans were performing according to their terms at December 31, 2010.  As of December 31, 2010, the average balance of loans in our non-residential loan portfolio was $1.2 million.

In addition, at December 31, 2010, we had one note, which is treated as a loan in our non-residential loan portfolio with a net present value of $10.9 million that we received in connection with the sale of our First Avenue branch office building.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of New York City Branch Office.”

Equity Lines of Credit on Real Estate Loans.  Northeast Community Bank offers equity lines of credit on multi-family, mixed-use and non-residential real estate properties on which it holds the first mortgage.

For existing borrowers only, we offer an equity line of credit program secured by a second mortgage on the borrower’s multi-family and mixed-use property.  All lines of credit are underwritten separately from the first mortgage and support debt service ratios and loan-to-value ratios that when combined with the first mortgage meet or exceed our current underwriting standards for multi-family and mixed-use real estate loans.  Borrowers typically hold these lines in reserve and use them for ongoing property improvements or to purchase additional properties when the opportunity arises.

Our equity lines of credit are typically interest only for the first five years and then the remaining term of the line of credit is tied to the remaining term on the first mortgage on the multi-family or mixed-use property.  After the first five years, a payment of both principal and interest is required.  Interest rates and payments on our equity lines of credit are indexed to the prime rate as published in The Wall Street Journal and adjusted as the prime rate changes.  Interest rate adjustments on equity lines of credit are limited to a specified maximum percentage over the initial interest rate.

Commercial Loans.  Continuing our plan to diversify our portfolio, both geographically and by product type, in March 2007 we hired two individuals with significant commercial bank lending experience, a senior lending officer and a commercial underwriter, for our new commercial lending department.  Interest rates and payments on our commercial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes.  Our commercial loan portfolio increased from $23.9 million of commercial loans committed with $10.4 million drawn at December 31, 2009 to $28.9 million of commercial loans committed with $12.1 million drawn at December 31, 2010.

At December 31, 2010, the largest commercial loan and the largest outstanding commercial loan was a line of credit totaling $4.0 million, with a $3.6 million outstanding balance and a remaining available line of credit of $389,000.  This loan is secured by the assets of a construction business located in Pleasantville, New York.

Index

At December 31, 2010, the largest outstanding commercial loan relationship with one borrower was comprised of two lines of credit totaling $5.0 million, with outstanding balances totaling $1.8 million and remaining available lines of credit totaling $3.2 million.  The lines of credit serve as a warehousing line of credit for a Small Business Administration guaranteed loan originator located in New York City and are secured by these Small Business Administration loans.

All the aforementioned commercial loans were performing according to their terms at December 31, 2010.

Construction Loans. Historically, we have purchased participation interests in loans to finance the construction of multi-family, mixed-use and non-residential buildings.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans.  Construction loans are typically for twelve to twenty-four month terms and pay interest only during that period.  All construction loans are underwritten as if they will be rental properties and must meet our normal debt service and loan to value ratio requirements on an as completed basis.  The outstanding balance of construction loan participation interests purchased totaled $12.9 million at December 31, 2010.  Due to current market conditions, we discontinued purchasing participation interests in construction loans effective the first quarter of 2009.

At December 31, 2010, the largest outstanding construction loan participation consisted of four loans with an aggregate outstanding balance of $7.5 million (net of loans in process of $85,000) for a total potential exposure of $7.6 million.  This balance represents our 25% participation ownership of the loans.  These loans are secured by a hotel.  As of December 31, 2010, the loans were delinquent and in process of foreclosure.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on our nonaccrual loans.

Consumer Loans.  We offer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts.  At December 31, 2010, our portfolio of consumer loans was $63,000, or 0.02% of total loans.

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

Multi-family, Mixed-use and Non-residential Real Estate Loans. Loans secured by multi-family, mixed-use and non-residential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family, mixed-use and non-residential real estate lending is the current and potential cash flow of the property and the borrower’s demonstrated ability to operate that type of property.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income producing properties, we require borrowers to provide annual financial statements for all multi-family, mixed-use and non-residential real estate loans.  In reaching a decision on whether to make a multi-family, mixed-use or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  In addition, with respect to non-residential real estate properties, we also consider the term of the lease and the quality of the tenants.  An appraisal of the real estate used as collateral for the real estate loan is also obtained as part of the underwriting process.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.30x.  In underwriting these loans, we take into account projected increases in interest rates in determining whether a loan meets our debt service coverage ratios at the higher interest rate under the adjustable rate mortgage.  Environmental surveys and property inspections are utilized for all loans.

Index

Commercial Loans.  Unlike residential mortgage loans, which are generally made on the basis of a borrower’s ability to make repayment from the operation and cash flow from the real property whose value tends to be more ascertainable, commercial loans are of higher risk and tend to be made on the basis of a borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Construction Loans.  In past years, we had purchased participation interests in loans to finance the construction of multi-family, mixed-use and non-residential buildings.  Due to market conditions, we discontinued purchasing participation interests in construction loans effective the first quarter of 2009.  Construction financing affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does residential mortgage loans.  However, construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems.  We have sought to minimize this risk by limiting the amount of construction loan participation interests outstanding at any time and by spreading the participations among multi-family, mixed-use and non-residential projects.  We perform our own underwriting analysis on each of our construction loan participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations than on a construction loan originated by the Bank.  See “Mortgage and Construction Loan Originations and Participations” below.

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

During 2010, we continued our policy of not purchasing participation interests in loans to finance the construction of multi-family, mixed-use and non-residential properties.  Consequently, the outstanding balance of the construction loan participation interests purchased decreased to $12.9 million at December 31, 2010.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings, all of which are reviewed and approved in advance of any participation transaction.  We review all of the documentation relating to any loan in which we participate, including annual financial statements provided by a borrower.  Additionally, we receive monthly statements on the loan from the lead lender.

Commercial Loan Originations.  We originate commercial loans from contacts made by our commercial loan officer.  Our commercial lending department does not utilize the services of loan brokers.

Index

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

Mortgage and Construction Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  The board has granted the “Loan Committee” (which is comprised of the chief executive officer, chief financial officer and chief mortgage officer) with loan approval authority for mortgage loans up to $2.0 million.  Mortgage loans in amounts greater than $2.0 million must be approved by the Loan Committee and a majority of the non-employee directors.  At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

Commercial Loan Approval Procedures and Authority.  Our commercial lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  The board has granted the “Commercial Loan Committee” (which is comprised of the chief executive officer, chief financial officer, chief mortgage officer, and commercial loan underwriter) with loan approval authority for commercial loans up to $2.0 million.  Loans in amounts greater than $2.0 million, in addition to being approved by the Commercial Loan Committee, must be approved by a majority of the non-employee directors.  At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

Loan Commitments.  We issue commitments for adjustable-rate loans conditioned upon the occurrence of certain events.  Commitments to originate adjustable-rate loans are legally binding agreements to lend to our customers.  Generally, our adjustable-rate loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in mutual funds.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2010.

At December 31, 2010, our securities and short-term investments totaled $66.9 million and consisted primarily of $42.0 million in interest earning deposits with the Federal Home Loan Bank of New York, $15.4 million in mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $4.6 million in collateralized mortgage obligations issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $3.0 million in short-term certificates of deposits at other financial institutions, and $1.9 million in Federal Home Loan Bank of New York stock.  At December 31, 2010, we had no investments in callable securities.

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

Deposit Accounts.  Except for certificates of deposit previously obtained through two nationwide listing services, as described below, substantially all of our depositors are residents of the States of New York and Massachusetts.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits principally consist of  interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts, noninterest-bearing demand accounts (such as checking accounts) and certificates of deposit.  At December 31, 2010, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, maturity matching deposit and loan products, and customer preferences and concerns.  We generally review our deposit mix and pricing weekly.  Our current strategy is to offer competitive rates and to be in the lower to middle of the market for rates on all types of deposit products.

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

Index

Personnel

As of December 31, 2010, we had 84 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At December 31, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Subsidiaries

Northeast Community Bancorp’s only subsidiary is Northeast Community Bank.  The Bank has one wholly owned subsidiary, New England Commercial Properties LLC, a New York limited liability company.  New England Commercial Properties was formed in October 2007 to facilitate the purchase or lease of real property by the Bank and to hold real estate owned acquired by the Bank through foreclosure or deed-in-lieu of foreclosure.  As of December 31, 2010, New England Commercial Properties, LLC had no assets other than title to a foreclosed multi-family property located in Newark, New Jersey and a foreclosed multi-family property located in Herkimer, New York.

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

The Dodd-Frank Act, signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings associations like Northeast Community Bank to be transferred to the Office of the Comptroller of the Currency, the agency that regulates national banks.  The Office of the Comptroller of the Currency will assume primary responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings associations.  The transfer will occur over a transition period of up to one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six month extension.  At the same time, the responsibility for supervising savings and loan holding companies like Northeast Community Bancorp, MHC and Northeast Community Bancorp will be transferred to the Federal Reserve Board.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.  Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for Northeast Community Bank, Northeast Community Bancorp and Northeast Community Bancorp, MHC.

Index

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

The Dodd-Frank Act authorizes depository institutions to pay interest on demand deposits effective July 31, 2011.  Depending upon competitive responses, that change could have an adverse impact on Northeast Community Bank’s interest expense.

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

Index

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2010, Northeast Community Bank exceeded each of these capital requirements.

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

At December 31, 2010, Northeast Community Bank met the criteria for being considered “well-capitalized.”

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low and moderate-income neighborhoods.  In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An association’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other Federal regulatory agencies and the Department of Justice.  The Bank received an “Outstanding” Community Reinvestment Act rating in its most recent Federal examination.

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

Index

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act also made noncompliance with the qualified thrift lender test subject to agency enforcement action as a violation of law.  As of December 31, 2010, Northeast Community Bank maintained 90.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Index

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

The Office of the Comptroller of the Currency will assume primary enforcement authority over federal savings associations pursuant to the Dodd-Frank Act regulatory restructuring.

Office of Thrift Supervision Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by Northeast Community Bank for the year ended December 31, 2010 totaled $125,000.  The Office of the Comptroller of the Currency, which will succeed the Office of Thrift Supervision, is similarly funded through assessments on regulated institutions.

Insurance of Deposit Accounts.  Northeast Community Bank’s deposits are insured up to applicable limits, which have been increased to $250,000 per depositor, by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  Effective April 1, 2009, assessment rates range from seven to 77.5 basis points. The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to amend its assessment procedures to base assessments on total assets less tangible equity rather than deposits.  The Federal Deposit Insurance Corporation has recently issued a proposed rule that, if finalized, would implement the change during the second quarter of 2011.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009.  As of June 30, 2010, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000.  That change was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts (defined to include IOLTA and certain NOW accounts) would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Northeast Community Bank participates in the unlimited non-interest bearing transaction account coverage and Northeast Community Bank, Northeast Community Bancorp and Northeast Community Bancorp, MHC opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extends the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012.

Index

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.04 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

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

Federal Home Loan Bank System. Northeast Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Northeast Community Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Northeast Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2010 of $1.9 million.  Federal Home Loan Bank advances must be secured by specified types of collateral.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs.  These requirements, as well as general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  For 2010, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, require a 3% ratio for up to $58.8 million and an exception of $10.7 million.  Northeast Community Bank complies with the foregoing requirements.

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

As part of the Dodd-Frank Act regulatory restructuring, the responsibilities of the Office of Thrift Supervision as to savings and loan holding companies are being transferred to the Federal Reserve Board.  The Federal Reserve Board is the agency that regulates bank holding companies.  The transfer will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act subject to a possible six month extension.

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

Capital Requirements.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.  The Dodd-Frank Act also requires the Federal Reserve Board to promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Index

Waivers of Dividends by Northeast Community Bancorp, MHC.  Office of Thrift Supervision regulations require Northeast Community Bancorp, MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Northeast Community Bancorp.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  Northeast Community Bancorp, MHC has waived receipt of all dividends from Northeast Community Bancorp in prior years and in 2010.

The Dodd-Frank Act addressed the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members; and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve has not previously permitted dividend waivers by mutual bank holding companies and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act.

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

Future Legislation.  Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress.  Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the recent enactments of the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Index

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of Northeast Community Bancorp, MHC, Northeast Community Bancorp and Northeast Community Bank, who serve at the Board’s discretion.  Our executive officers are:

Name	Position
Kenneth A. Martinek	President and Chief Executive Officer of the MHC, the
Company and the Bank
Salvatore Randazzo	Executive Vice President, Chief Operating Officer and Chief
Financial Officer of the MHC, the Company and the Bank

ITEM 1A.	RISK FACTORS

Changes in interest rates may have a negative impact on earnings and asset values.

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

Our primary business strategy centers on continuing our emphasis on multi-family and mixed-use real estate loans.  We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending.  At December 31, 2010, $346.2 million, or 93.2%, of our loan portfolio consisted of multi-family residential, mixed-use and non-residential real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

Index

Loans secured by multi-family, mixed-use and non-residential real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.  We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

As with loans secured by multi-family, mixed-use and non-residential real estate, commercial loans tend to be of higher risk than one- to four-family residential mortgage loans.  We seek to minimize the risks involved in commercial lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees, whenever possible.  However, the capacity of a borrower to repay a commercial loan is substantially dependent on the degree to which his or her business is successful.  In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results.  At December 31, 2010, $12.1 million, or 3.3%, of our loan portfolio consisted of commercial loans.

Our participation interests in construction loans present a greater level of risk than loans secured by improved, occupied real estate due to:  (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems.  We have sought to minimize this risk by limiting the amount of construction loan participation interests outstanding at any time and spreading the participations between multi-family, mixed-use and non-residential projects.  At December 31, 2010, the outstanding balance of our construction loan participation interests totaled $12.9 million, or 3.5% of our total loan portfolio.  We currently do not participate in construction loans.

Our strategy of controlling commercial loan growth may have a negative effect on our earnings.

At December 31, 2010, our construction loan portfolio, commercial loan portfolio, mixed-use loan portfolio and multi-family loan portfolio amounted to 72.9% of Northeast Community Bank’s total risked-based capital at that date.  We intend to maintain our multi-family loan, and commercial business loan portfolios, as a percentage of total risked-based capital, at approximately the same percentage level as at December 31, 2010, but reduce the percentage of construction and non-residential real estate loans.  Non-residential loans generally have higher yields than other types of loans.  Our controlled growth strategy, or any change in strategy that makes it more stringent, may have a negative effect on our earnings.

A continuation or worsening of economic conditions could continue to increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment and foreclosure levels, declines in real estate values and an erosion in consumer confidence. A continuation of these or other events that adversely affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms.  A prolonged or more severe downturn in the economies in which we operate could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Index

Our non-performing assets have increased significantly and expose us to increased risk of loss, which may negatively affect our earnings.

Our non-performing assets have increased in the past few years as a result of the economic recession. At December 31, 2010, we had total non-performing assets of $22.7 million, or 4.9% of total assets, a $2.0 million increase from December 31, 2009 and a $18.7 million increase from December 31, 2008.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or investments or on real estate owned.  We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Northeast Community Bank.  Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.  At December 31, 2010, our allowance for loan losses amounted to 2.1% of total loans outstanding and 35.1% of nonperforming loans.

Our expanded lending territory could expose us to increased lending risks.

Our lending territory includes New York, Massachusetts, New Jersey, Connecticut and Pennsylvania.  Our Wellesley, Massachusetts loan production office was relocated to Danvers, Massachusetts in March 2009.  We opened a full service branch at this location and another full service branch in Plymouth, Massachusetts during the second quarter of 2009.  In 2010, approximately 9.1% of our total loan originations were outside the state of New York.  While we have over seventy-five years of experience in multi-family and mixed-use real estate lending in the New York metropolitan area and have significant expertise in non-residential real estate lending, our experience in our expanded lending territory is more limited.  We have experienced loan officers throughout our lending area and we apply the same underwriting standards to all of our loans, regardless of their location.  However, there is no assurance that our loss experience in the New York metropolitan area will be the same in our expanded lending territory.  Because we only recently increased the number of out-of-state real estate loans in our portfolio, the lack of delinquencies and defaults in our loan portfolio over the past five years might not be representative of the level of delinquencies and defaults that could occur as we continue to expand our real estate loan originations outside of the New York metropolitan area.

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money.  The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made.  Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.  Our allowance for loan losses amounted to 2.1% of total loans outstanding and 35.1% of nonperforming loans at December 31, 2010.  Our allowance for loan losses at December 31, 2010 may not be sufficient to cover future loan losses.  A large loss or series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

Index

Please see “Allowance for Loan Losses” under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the procedures we follow in establishing our loan loss allowance.

Strong competition within our primary market area and our lending territory could hurt our profits and slow growth.

We face intense competition both in making loans in our lending territory and attracting deposits in our primary market area.  This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  As of June 30, 2010, the most recent date for which information is available from the Federal Deposit Insurance Corporation, we held approximately 0.03% of the deposits in Kings and New York counties, New York, approximately 0.64% and 0.08% of the deposits in Bronx and Westchester Counties, New York, respectively, and 0.27% and 0.96% of the deposits in Essex and Plymouth Counties, Massachusetts, respectively.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory.

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

Recently enacted financial regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which currently regulates Northeast Community Bank, will be merged into the Office of the Comptroller of the Currency, which regulates national banks, effective July 21, 2011. Savings and loan holding companies, including Northeast Community Bancorp, will be regulated by the Board of Governors of the Federal Reserve System. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as Northeast Community Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Northeast Community Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Federal Deposit Insurance Corporation’s prompt corrective action regulations. If Northeast Community Bancorp or Northeast Community Bank were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on their ability to execute their business plans, as well as their ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in their operations. See “Regulation and Supervision – Federal Banking Regulation – Capital Requirements” for a discussion of regulatory capital requirements.

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

We conduct our business through our main office, six other full-service branch offices, and our investment advisory and financial planning services office located in Westport, Connecticut.  The following table sets forth certain information relating to these facilities as of December 31, 2010.

Location	Year Opened	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)
Corporate Headquarters and Main Office:

325 Hamilton Avenue White Plains, New York 10601	1994	N/A	Owned	$1,084

Branch Offices:

1470 First Avenue New York, NY 10021(1)	2006	04/30/2011	Leased	30

590 East 187th Street Bronx, New York 10458	1972	N/A	Owned	545

242 West 23rd Street (2) New York, NY 10011	1996	N/A	Owned/Leased	867

1751 Second Avenue New York, NY 10128	1978	09/30/2015	Leased	21

87 Elm Street Danvers, MA 01923	2009	N/A	Owned	1,392

8 No. Park Avenue Plymouth, MA 02360	2009	N/A	Owned	1,834

Other Properties:

1353-55 First Avenue New York, NY 10021(3)	1946	2109	Leased	-

830 Post Road East Westport, Connecticut 06880	2007	07/31/2015	Leased	-

____________________________
(1)	The Bank has temporarily relocated its branch office at 1353-55 First Avenue to this property due to the sale and renovation of the building located at 1353-55 First Avenue. See footnote 3 below.
(2)	This property is owned by us, but is subject to a 99 year land lease, the term of which expires in 2084.
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

Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At December 31, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

	Dividends	High	Low

2010:

First Quarter	$0.03	$7.25	$5.52
Second Quarter	0.03	7.50	4.68
Third Quarter	0.03	6.40	4.40
Fourth Quarter	0.03	6.25	5.55

2009:

First Quarter	$0.03	$8.14	$6.85
Second Quarter	0.03	9.49	7.05
Third Quarter	0.03	9.00	6.60
Fourth Quarter	0.03	7.52	6.10

Northeast Community Bancorp, MHC, the Company’s majority stockholder, has waived receipt of all dividends declared by the Company.  During 2010, the aggregate amount of dividends waived was $873,000.  On a cumulative basis, $3,055,000 of such dividends have been waived through December 31, 2010.

As of February 28, 2011, there were approximately 292 holders of record of the Company’s common stock.

Index

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31	7,300	$5.99	7,300	204,863

November 1 to November 30	5,100	6.04	5,100	199,763

December 1 to December 31	12,400	5.93	12,400	187,363
Total	24,800	$5.97	24,800	187,363

On July 22, 2010, the Company announced that its Board of Directors approved the repurchase for up to 297,563 shares of the Company’s common stock held by persons other than the MHC.

Index

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$466,008	$527,276	$424,228	$343,895	$288,417
Cash and cash equivalents	44,453	88,718	36,534	39,146	36,749
Securities held to maturity	19,858	11,845	2,078	2,875	27,455
Securities available for sale	162	176	182	320	355
Loans receivable, net	364,798	386,266	363,616	283,133	201,306
Bank owned life insurance	16,145	10,522	8,902	8,515	8,154
Deposits	326,830	379,518	261,430	225,978	188,592
Federal Home Loan Bank advances	25,000	35,000	40,000	–	–
Total stockholders’ equity	108,139	107,448	110,502	108,829	96,751

Operating Data:
Interest income	$24,642	$24,373	$21,947	$17,602	$15,348
Interest expense	8,435	10,092	8,550	5,918	4,493
Net interest income	16,207	14,281	13,397	11,684	10,855
Provision for loan losses	3,487	7,314	411	338	–
Net interest income after provision for loan losses	12,720	6,967	12,986	11,346	10,855
Gain (loss) on sale of premises and equipment	1,924	–	–	18,962	(5)
Noninterest income	1,718	1,498	1,794	805	624
Noninterest expenses	13,590	13,893	11,500	9,826	8,870
Income (loss) before provision for income taxes	2,772	(5,428)	3,280	21,287	2,604
Provision for income taxes (benefit)	904	(2,812)	1,178	9,150	1,046
Net income (loss)	$1,868	$(2,616)	$2,102	$12,137	$1,558
Net income (loss) per share – basic and diluted (1)	$0.15	$(0.20)	$0.16	$0.95	$0.06
Dividends declared per share	$0.12	$0.12	$0.12	$0.06	$–

____________________________
(1)	The Company completed its initial public stock offering on July 5, 2006.

Index

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Performance Ratios:
Return on average assets (1)	0.37%	(0.54)%	0.54%	3.94%	0.57%
Return on average equity (1)	1.72	(2.37)	1.91	11.70	2.24
Interest rate spread (2)	2.96	2.49	2.73	3.13	3.65
Net interest margin (3)	3.39	3.08	3.63	4.09	4.24
Noninterest expense to average assets	2.67	2.86	2.96	3.19	3.26
Efficiency ratio (1) (4)	68.47	88.05	75.70	31.24	77.31
Average interest-earning assets to
average interest-bearing liabilities	124.48	127.33	138.82	146.61	133.99
Average equity to average assets	21.30	22.77	28.35	33.67	25.57

Capital Ratios - Bank:
Tangible capital	18.41	16.01	19.45	24.18	25.46
Core capital	18.41	16.01	19.45	24.18	25.46
Total risk-based capital	29.84	27.70	30.65	37.50	44.58

Asset Quality Ratios:
Allowance for loan losses as a percent of
total loans	2.06	1.72	0.51	0.53	0.60
Allowance for loan losses as a percent of
nonperforming loans	35.07	33.41	57.92	65.48	N/M
Net charge-offs to average outstanding
loans during the period	0.67	0.62	0.01	0.02	0.00
Non-performing loans as a percent
of total loans	5.87	5.14	0.88	0.80	0.00

Other Data:
Number of:
Real estate loans outstanding	468	497	491	485	400
Deposit accounts	13,042	15,781	14,449	15,025	15,898
Offices (5)	9	10	9	9	8

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
(5)
At December 31, 2010, includes our main office, our six other full-service branch offices, our investment advisory service office in Westport, Connecticut, and a leased property for future branch office use.

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

Sale of New York City Branch Office

On June 29, 2007, the Bank completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Bank received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Bank received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  On July 29, 2009, prior to the due date, the $10.9 million Combined Note was extended to January 31, 2010.  The amount due on such date includes interest and expenses.  The Bank and the borrower agreed in December 2010 to extend the term of the Combined Note to June 30, 2011 after the borrower paid $1.9 million in cash to the Bank in the fourth quarter of 2010.  The payment represents $1.5 million in interest income for 2009 and 2010 and $377,000 in pre-paid interest for the six months ending June 30, 2011.  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a first mortgage on the Property.  Based on a current appraisal, the loan to value is approximately 35%.  The Bank recognized $1.5 million in interest income in 2010 since we believe the collection of the principal balance is assured. This note is not treated as a loan or extension of credit for purposes of the regulatory limits on loans to one borrower.

In connection with the sale of the branch office building, the Bank entered into a 99-year lease agreement to enable the Bank to retain a branch office at 1353-55 First Avenue.  This lease will be effective upon the completion of the renovation of the property.  We have temporarily relocated our First Avenue branch office to 1470 First Avenue while 1353-55 First Avenue is being renovated.

Index

Sale of Brooklyn Branch

On December 6, 2010 the Bank completed the sale of its branch office located at 2047 86th Street, Brooklyn, New York to Poncé De Leon Federal Bank.  The Bank transferred approximately $27.7 million in deposits to Ponce De Leon Federal Bank in connection with the closing of the transaction.  Ponce De Leon Federal Bank did not acquire any loans as part of the transaction.  A $1.9 million gain was recognized from the sale of the Brooklyn branch office.

Acquisition of the Business Assets of Hayden Financial Group LLC

On November 16, 2007, the Bank acquired the operating assets of Hayden Financial Group LLC (“Hayden”), an investment advisory firm located in Connecticut, at a cost of $2.0 million.  The Bank paid $1.3 million at closing, and $700,000 will be paid in four annual installments of $175,000.  The acquisition of these business assets has enabled the Bank to expand the services it provides to include investment advisory and financial planning services to the then-existing Hayden customer base as well as future customers through a networking arrangement with a registered broker-dealer and investment adviser.  In connection with this transaction, we acquired intangible assets related to customer relationships of $710,000 and goodwill of $1,310,000 and booked a note payable with a present value of $625,000.  The intangible asset has been determined to have an 11.7-year life and, absent impairment issues, is being amortized to operations over that period using the straight-line method.  Both the intangible assets and goodwill will be subject to impairment review on no less than an annual basis.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2010 was $168,000 and note discount accreted during 2010 totaled $15,000.  The acquired business is being operated as a division of the Bank and, during 2010, generated total revenues of approximately $769,000.

Balance Sheet Analysis

Overview.  Total assets at December 31, 2010, decreased by $61.3 million, or 11.6%, to $466.0 million from total assets of $527.3 million at December 31, 2009.  The decrease was primarily due to decreases of $44.3 million in cash and cash equivalents, $21.5 million in loans receivable, net, $5.7 million in certificates of deposits at other financial institutions, $1.6 million in other assets, and $1.4 million in premises and equipment, offset by increases of $8.0 million in investment securities held-to-maturity and $5.6 million in bank owned life insurance.

These decreases primarily resulted from decreases of $52.7 million in deposits, $27.7 million of which was due to the sale of our Brooklyn branch and $10.0 million in Federal Home Loan Bank advances, partially offset by increases of $658,000 in accounts payable and accrued expenses and $231,000 in advance payments by borrowers for taxes and insurance.  As of December 31, 2010, the Company, on a consolidated basis, had stockholders equity of $108.1 million, or 23.2% of assets.

In 2009 and 2010, we proactively reduced mortgage origination levels for multi-family, mixed-use and non-residential real estate loans, based on our unwillingness to offer rates and terms on loan products that, in our opinion, do not accurately reflect the risk associated with particular loan types in the current economic and real estate environment.  In 2009, we ceased originating all construction loans due to prevailing conditions in the real estate market.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate real estate loans secured by multi-family residential real estate, mixed-use real estate and non-residential real estate.  To a much lesser extent, we originate commercial and consumer loans and purchase participation interests in construction loans.  At December 31, 2010, loans receivable, net, totaled $364.8 million, a decrease of $21.5 million, or 5.6%, from total loans receivable, net, of $386.3 million at December 31, 2009.  The promissory notes that the Bank received in connection with the sale of the Bank’s branch office building located at 1353-55 First Avenue, which had a $10.9 million balance at December 31, 2010 and 2009, respectively, are included in the non-residential segment of our real estate loan portfolio for both 2010 and 2009.  Based upon the $1.9 million payment made in December 2010 this loan was returned to accrual status.

Index

The largest segment of our real estate loans is multi-family residential loans.  As of December 31, 2010, these loans totaled $190.0 million, or 51.2% of our total loan portfolio, compared to $201.1 million, or 51.3% of our total loan portfolio at December 31, 2009.  As of December 31, 2010, mixed-use loans totaled $55.2 million, or 14.9% of our total loan portfolio, compared to $59.8 million, or 15.3% of our total loan portfolio at December 31, 2009.  Non-residential real estate loans totaled $100.9 million, or 27.2% of our total loan portfolio at December 31, 2010, compared to $105.2 million, or 26.8% of our total loan portfolio at December 31, 2009.  At December 31, 2010 and 2009, one- to four-family residential real estate loans totaled $211,000 and $244,000, or 0.1% and 0.1% of our total loan portfolio, respectively.

At December 31, 2010, our commercial loan portfolio totaled $28.9 million in committed loans, with $12.1 million drawn against such commitments, compared to $23.9 million in committed loans, with $10.4 million drawn against such commitments at December 31, 2009.  Although we discontinued in 2010 the purchase of participation interests in construction loans secured by multi-family, mixed-use and non-residential properties, we purchased participation interests in these types of properties in 2009.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans.  The outstanding balance of construction loan participation interests purchased totaled $12.9 million, or 3.5% of our total loan portfolio at December 31, 2010 compared to $15.1 million or 3.9% of our total loan portfolio at December 31, 2009.

In addition, we also originate several types of consumer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts.  Consumer loans totaled $63,000 and represented 0.01% of total loans at December 31, 2010  compared to $150,000, or 0.04%, of total loans at December 31, 2009.

Index

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Residential Real Estate:
One- to four-family	$211	0.06%	$244	0.06%	$275	0.08%	$304	0.11%	$405	0.20%
Multi-family (1)	190,042	51.15	201,059	51.30	186,199	51.11	138,767	48.95	110,389	54.76
Mixed-use (1)	55,244	14.87	59,779	15.25	58,317	16.00	52,559	18.54	42,576	21.12
Total residential real estate
loans	245,497	66.08	261,082	66.61	244,791	67.19	191,630	67.60	153,370	76.08

Non-residential real estate (1)	100,925	27.16	105,194	26.84	102,785	28.21	79,305	27.98	47,802	23.71
Total real estate	346,422	93.24	366,276	93.45	347,576	95.40	270,935	95.58	201,172	99.79

Construction loans	12,913	3.48	15,121	3.86	9,025	2.48	9,456	3.34	–	–
Commercial loans	12,140	3.27	10,400	2.65	7,620	2.09	2,977	1.05	–	–

Consumer:
Overdraft lines of credit	48	0.01	60	0.02	57	0.02	69	0.02	71	0.04
Passbook loans	15	0.00	90	0.02	57	0.01	19	0.01	348	0.17
Total consumer loans	63	0.01	150	0.04	114	0.03	88	0.03	419	0.21
Total loans	371,538	100.00%	391,947	100.00%	364,335	100.00%	283,456	100.00%	201,591	100.00%

Net deferred loan costs	907		1,052		1,146		1,166		915
Allowance for losses	(7,647)		(6,733)		(1,865)		(1,489)		(1,200)
Loans, net	$364,798		$386,266		$363,616		$283,133		$201,306

____________________________
(1)	Includes equity lines of credit that we originate on properties on which we hold the first mortgage.

Index

The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loans repricing or maturing during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2010
	Residential Real Estate Loans	Non-Residential Real Estate Loans	Commercial Loans	Construction Loans	Consumer and other Loans	Total Loans
	(In thousands)
One year or less	$30,270	$26,004	$11,705	$12,913	$63	$80,955
More than one year to five years	190,800	64,997	435	-	-	256,232
More than five years	24,427	9,924	-	-	-	34,351
Total	$245,497	$100,925	$12,140	$12,913	$63	$371,538

The following table sets forth the dollar amount of all loans at December 31, 2010 that are due after December 31, 2011 and have either fixed or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Residential real estate:
One- to four-family	$45	$55	$100
Multi-family	1,948	164,052	166,000
Mixed-use	3,156	45,970	49,126
Non-residential real estate	434	74,487	74,921
Construction loans	-	-	-
Commercial loans	436	-	436
Consumer and other loans	-	-	-
Total	$6,019	$284,564	$290,583

Index

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2010	2009	2008	2007	2006
	(In thousands)
Total loans at beginning
of period	$391,947	$364,335	$283,456	$201,591	$191,436
Loans originated:
Residential real estate:
Multi-family	5,210	22,423	70,450	43,376	19,409
Mixed-use	–	7,922	6,616	16,098	7,304
Non-residential real estate	420	6,920	42,954	24,451	9,010
Commercial loans	2,558	3,026	4,794	3,012	–
Consumer and other loans	–	35	87	17	80
Total loans originated	8,188	40,326	124,901	86,954	35,803
Construction loan participation
purchased	–	5,198	5,406	11,695	–
Permanent loan participation
purchased	–	–	2,971	–	–
Loan from sale of building	–	–	–	16,341	–
Deduct:
Loan principal repayments	25,979	17,583	44,034	32,060	25,648
Charge offs	2,618	2,446	35	49	–
Loan sales	–	–	7,045	1,505	–
Total deductions	28,597	20,029	51,114	33,614	25,648
Other increases (decreases), net.	–	2,117	(1,285)	489	–
Total loans at end of period	$371,538	$391,947	$364,335	$283,456	$201,591

Securities.  Our securities portfolio consists primarily of residential mortgage-backed securities.  Securities increased by $8.0 million, or 66.5%, from $12.0 million at December 31, 2009, to $20.0 million at December 31, 2010.  The increase was primarily due to purchases of $22.6 million, offset by maturities and repayments of $14.5 million.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Fannie Mae common stock	$-	$-	$-	$-	$4	$1
Mortgage-backed securities- residential	157	162	174	176	183	181
Total	$157	$162	$174	$176	$187	$182

Securities held to maturity:
Mortgage-backed securities - residential	19,858	20,342	11,845	11,875	2,078	2,050
Total	$19,858	$20,342	$11,845	$11,875	$2,078	$2,050

During 2009, the Company determined that its investment in Fannie Mae common stock was other than-temporarily impaired and wrote off its entire $4,000 investment.

At December 31, 2010, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

Index

The following table sets forth the stated final  maturities and weighted average yields of debt securities at December 31, 2010.  Certain mortgage-backed securities have adjustable interest rates and will re-price annually within the various maturity ranges.  These re-pricing schedules are not reflected in the table below.  At December 31, 2010, mortgage-backed securities with adjustable rates totaled $15.4 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$-	-	$-	-	$-	-	$162	2.52%	$162	2.52%
Total securities available for sale	$-	-	$-	-	$-	-	$162	2.52%	$162	2.52%

Securities held to maturity:
Mortgage-backed securities	$-	-	$-	-	$306	3.01%	$19,552	3.59%	$19,858	3.58%
Total securities held to maturity	$-	-	$-	-	$306	3.01%	$19,552	3.59%	$19,858	3.58%

Index

Deposits.  Our primary source of funds is retail deposit accounts which are comprised of savings accounts, demand deposits and certificates of deposit held primarily by individuals and businesses within our primary market area and, prior to 2010, non-broker certificates of deposit gathered through two nationwide certificate of deposit listing services. The non-broker certificates of deposits were accepted from banks, credit unions, non-profit organizations and certain corporations in amounts greater then $75,000 and less then $250,000.  In 2010, we curtailed the use of the certificate of deposit listing services.

Deposits decreased by $52.7 million, or 13.9%, in the year ended December 31, 2010.  The decrease in deposits was primarily attributable to the December 2010 sale of the Brooklyn branch office with $27.7 million in deposits and decreases of $44.9 million in certificates of deposits and $324,000 in savings accounts, offset by an increase of $20.3 million in NOW and money market deposit accounts.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Now and money market deposit accounts	$83,839	25.7%	$72,755	19.2%	$24,595	9.4%
Savings accounts	55,898	17.1	60,033	15.8	56,987	21.8
Noninterest bearing demand deposits	9,839	3.0	11,594	3.0	6,209	2.4
Certificates of deposit	177,254	54.2	235,136	62.0	173,639	66.4

Total	$326,830	100.0%	$379,518	100.0%	$261,430	100.0%

The following table indicates the amount of certificates of deposit with balances over $100,000 by time remaining until maturity as of December 31, 2010.  We do not solicit jumbo certificates of deposit nor do we offer special rates for jumbo certificates.  The minimum deposit to open a certificate of deposit ranges from $500 to $2,500.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$9,867
Over three through six months	13,022
Over six through twelve months	50,018
Over twelve months	13,895
Total	$86,802

Borrowings.  We may utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.  Advances from the Federal Home Loan Bank of New York (“FHLB”) decreased to $25.0 million as of December 31, 2010 from $35.0 million FHLB advances outstanding as of December 31, 2009.

Index

The contractual maturities of FHLB advances at December 31, 2010 are as follows:

	Amount	Weighted Average Interest Rate
Advances maturing in:
One year or less	$10,000	2.80%
After one to two years	—	—
After two to three years	10,000	3.70%
After three to four years	5,000	3.64%
	$25,000	3.33%

In conjunction with the Hayden acquisition on November 16, 2007, the Company incurred a four-year zero-coupon note payable of $700,000.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2010 was $168,000 and note discount accreted during 2010 totaled $15,000.

Stockholders’ Equity.  Stockholders’ equity increased by $691,000, or 0.6%, to $108.1 million at December 31, 2010, from $107.4 million at December 31, 2009.  The increase was primarily due to net income of $1.9 million.  In addition, stockholders’ equity increased by $154,000 due to earned ESOP shares, and decreased by $654,000 due to cash dividends declared to minority stockholders and the repurchase of $664,000 of Company common stock.  Northeast Community Bancorp, MHC, the Company’s majority stockholder, received approval of the Office of Thrift Supervision to waive its right to receive its share of cash dividends declared by the Company in 2010, which totaled approximately $873,000, and for similar quarterly cash dividends, if any, to be paid for the first and second quarters of 2011.  On a cumulative basis, $3.1 million of such dividends have been waived through December 31, 2010.  We anticipate that the MHC will continue to waive receipt of all dividends declared by the Company, subject to applicable regulatory approvals.  See “Risk Factors— Recently enacted financial regulatory reform may have a material impact on our operations.”

Results of Operations for the Years Ended December 31, 2010 and 2009

Overview.

	2010	2009	% Change 2010/2009
	(Dollars in thousands)

Net income (loss)	$1,868	$(2,616)	171.4%
Return on average assets	0.37%	(0.54)%	168.5
Return on average equity	1.72	(2.37)	172.6
Average equity to average assets	21.30	22.77	(6.5)

Net income for the year ended December 31, 2010 increased by $4.5 million, or 171.4%, to $1.9 million from a net loss of $2.6 million in 2009.  The increase was primarily the result of increases in net interest income and non-interest income and decreases in the provision for loan losses and non-interest expenses, offset by an increase in provision for income taxes.

Net Interest Income.  Net interest income increased by $1.9 million, or 13.5%, to $16.2 million for the year ended December 31, 2010, from $14.3 million for the year ended December 31, 2009.  The increase in net interest income resulted primarily from an increase in interest income due to an increase in securities held-to-maturity and a decrease in interest expense resulting from a decrease in deposits and borrowings.  The increase in net interest income was also due to a decrease in the cost of interest-bearing liabilities that exceeded the decrease in the yield on our interest-earning assets.

Index

The net interest spread increased by 47 basis points to 2.96% for the year ended December 31, 2010, from 2.49% for the year ended December 31, 2009.  The net interest margin increased by 31 basis points to 3.39% for the year ended December 31, 2010, from 3.08% for the year ended December 31, 2009.

The increase in the interest rate spread and the net interest margin in 2010 compared to 2009 was due to the cost of our interest-bearing liabilities decreasing more than the corresponding decrease in the yield on our interest-earning assets.  The cost of our interest-bearing liabilities decreased by 58 basis points to 2.19% for the year ended December 31, 2010, from 2.77% for the year ended December 31, 2009.  The yield on our interest-earning assets decreased by 11 basis points to 5.15% for the year ended December 31, 2010, from 5.26% for the year ended December 31, 2009.  The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2010.

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

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$385,882	$23,577	6.11%	$389,547	$23,925	6.14%	$326,472	$21,008	6.43%
Securities	26,962	956	3.55	5,042	218	4.32	4,074	201	4.93
Other interest-earning assets	65,633	109	0.17	68,564	230	0.34	38,749	738	1.90
Total interest-earning assets	478,477	24,642	5.15	463,153	24,373	5.26	369,295	21,947	5.94
Allowance for loan losses	(6,234)			(2,546)			(1,558)
Noninterest-earning assets	37,148			25,026			20,967
Total assets	$509,391			$485,633			$388,704

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$83,560	$1,174	1.40%	$37,253	$423	1.14%	$21,817	$144	0.66%
Savings and club accounts	60,100	407	0.68	63,737	461	0.72	59,392	450	0.76
Certificates of deposit	209,889	5,810	2.77	219,125	7,796	3.56	164,196	7,224	4.50
Total interest-bearing deposits	353,549	7,391	2.09	320,115	8,680	2.71	245,405	7,818	3.19

Borrowings	30,841	1,044	3.39	43,622	1,412	3.24	20,620	732	3.55
Total interest-bearing liabilities	384,390	8,435	2.19	363,737	10,092	2.77	266,025	8,550	3.21

Noninterest-bearing demand	10,158			2,920			2,646
Other liabilities	6,367			8,410			9,850
Total liabilities	400,915			375,067			278,521

Stockholders’ equity	108,476			110,566			110,183
Total liabilities and
Stockholders’ equity	$509,391			$485,633			$388,704
Net interest income		$16,207			$14,281			$13,397
Interest rate spread			2.96			2.49			2.73
Net interest margin			3.39			3.08			3.63
Net interest-earning assets	$94,087			$99,416			$103,270
Interest-earning assets to interest-
bearing liabilities	124.48%			127.33%			138.82%

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

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$(224)	$(124)	$(348)	$3,909	$(992)	$2,917
Investment securities	784	(46)	738	44	(27)	17
Other interest-earning assets	(9)	(112)	(121)	342	(850)	(508)
Total interest-earning assets	551	(282)	269	4,295	(1,869)	2,426

Interest expense:
Interest-bearing demand deposits	631	120	751	138	141	279
Savings accounts	(26)	(28)	(54)	32	(21)	11
Certificates of deposit	(317)	(1,669)	(1,986)	2,123	(1,551)	572
Borrowings	(430)	62	(368)	750	(70)	680
Total interest-bearing liabilities	(142)	(1,515)	(1,657)	3,043	(1,501)	1,542
Net change in interest income	$693	$1,233	$1,926	$1,252	$(368)	$884

Provision for Loan Losses.  We recorded provisions for loan losses of $3.5 million and $7.3 million for 2010 and 2009, respectively.  During 2010, we charged-off $2.6 million against fifteen non-performing multi-family mortgage loans and six non-performing non-residential mortgage loans to reduce the aggregate carrying value to $10.3 million as of December 31, 2010.  During 2009, we charged-off $2.4 million against five non-performing non-residential mortgage loans and three non-performing multi-family mortgage loans to reduce the aggregate carrying value to $4.1 million as of December 31, 2009.  The primary reason for the increased provision during 2010 was the continued deterioration in the financial condition of several commercial real estate borrowers and the continuing decline in the market value of their related collateral properties, as reflected in the increase in our non-performing loans and non-performing assets.  The increase in provisions for loan losses occurred primarily during the fourth quarter of 2010 when we recorded provisions for loan losses of $2.6 million due primarily to the non performance of three construction projects with seven loans totalling $11.6 million.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

We recorded recoveries of $45,000 during the year ended December 31, 2010.  There were no recoveries during the year ended December 31, 2009.

Noninterest Income.  The following table shows the components of noninterest income for the years ended December 31, 2010 and 2009.

	2010	2009	% Change 2010/2009
	(Dollars in thousands)
Service charges	$313	$371	(15.6)%
Impairment loss on securities	-	(4)	(100.0)
Net gain (loss) from premises and equipment	1,924	(18)	10,788.9
Earnings on bank owned life insurance	623	420	48.3
Investment advisory fees	769	713	7.9
Other	13	16	(18.8)
Total	$3,642	$1,498	143.1

Index

The increase in noninterest income was primarily due to a $1.9 million gain from the sale of the Brooklyn branch office, a $203,000 increase in earnings on bank owned life insurance and a $56,000 increase in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division, offset by a $58,000 decrease in other loan fees and service charges and a $4,000 decrease in other noninterest income.

Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	% Change 2010/2009
	(Dollars in thousands)
Salaries and employee benefits	$7,028	$6,816	3.1%
Net occupancy expense of premises	1,226	1,375	(10.8)
Equipment	541	730	(25.9)
Outside data processing	850	776	9.5
Advertising	64	348	(81.6)
REO expenses	307	177	73.4
FDIC insurance premiums	514	541	5.0
Service contracts	283	268	5.4
Insurance	212	200	6.1
Audit and accounting	333	310	7.4
Directors compensation	305	297	2.8
Telephone	212	270	(21.4)
Office supplies and stationary	128	221	(42.2)
Director, officer, and employee expenses	247	292	(15.5)
Legal fees	603	381	58.1
Other	737	891	(17.3)
Total noninterest expenses	$13,590	$13,893	(2.2)

Non-interest expense decreased by $303,000, or 2.2%, to $13.6 million for the year ended December 31, 2010 from $13.9 million for the year ended December 31, 2009.  The decrease resulted primarily from decreases of $284,000 in advertising expense, $189,000 in equipment expense, $149,000 in net occupancy expense, $154,000 in other noninterest expense, $93,000 in office supplies and stationary and $27,000 in FDIC insurance expense, offset by increases of $212,000 in salaries and employee benefits, $222,000 in legal fees, $130,000 in real estate owned expenses, and $74,000 in outside data processing expense.

Advertising expense decreased by $284,000, or 81.6%, to $64,000 in 2010 from $348,000 in 2009 and equipment expense decreased by $189,000, or 25.9%, to $541,000 in 2010 from $730,000 in 2009 due to efforts to improve earnings through containment of expense.

Occupancy expense decreased by $149,000, or 10.8%, to $1.2 million in 2010 from $1.4 million in 2009 due to the elimination of the occupancy expenses associated with the closing of the former 300 Hamilton Avenue, White Plains, New York and 40 Grove Street, Wellesley, Massachusetts office facilities.

Other noninterest expense decreased by $70,000, or 2.2%, to $3.06 million in 2010 from $3.13 million in 2009 due to decreases in telephone, office supplies and stationary, director, officer and employee, and other categories of noninterest expenses, offset by increases in service contracts, insurance, audit and accounting, directors compensation, and legal expenses.

FDIC insurance expense decreased by $27,000, or 5.0%, to $514,000 in 2010 from $541,000 in 2009 due to a decrease in insured deposits from 2009 to 2010.

Index

Salaries and employee benefits, which represented 51.7% of the Company’s non-interest expense for the year ended December 31, 2010, increased by $212,000, or 3.1%, to $7.0 million in 2010 from $6.8 million in 2009 due to an increase in a retirement plan expense, offset by a decrease in the number of full time equivalent employees from 100 at December 31, 2009 to 87 at December 31, 2010 as a result of the sale of the Brooklyn branch office and reduction in staff in various departments.

Real estate owned expenses increased to $307,000 in 2010 due primarily to the Bank’s recognition of loss of $103,000 on the disposition of a multi-family property located in Holyoke, Massachusetts and two gasoline stations located in Carmel and Hawthorne, New York and net operating expenses of $204,000 in connection with the maintenance and operation of foreclosed properties (consisting of a multi-family property and two gasoline stations which foreclosed and sold, a multi-family property located in Herkimer, New York, and a multi-family property located in Newark, New Jersey).  This compared to real estate owned expense of $177,000 in 2009 due to the Bank’s recognition of a $98,000 loss on the disposition of two foreclosed multi-family properties located in Hampton, New Hampshire and Mamaroneck, New York and net operating expenses of $79,000 in connection with the maintenance and operation of a foreclosed property located in Newark, New Jersey.

Outside data processing expense increased by $74,000, or 9.5%, to $850,000 for the year ended December 31, 2010 from $776,000 for the year ended December 31, 2009 due primarily to additional services provided in 2010 by the Company’s core data processing vendor.

Income Taxes.  Income tax expense increased by $3.7 million, or 132.1%, to an expense of $904,000 for the year ended December 31, 2010 from a benefit of $2.8 million for the year ended December 31, 2009.  The increase resulted primarily from a $8.2 million increase in pre-tax income in 2010 compared to 2009.  The effective tax rate was an expense of 32.6% for the year ended December 31, 2010 compared to a benefit of 51.8% for the year ended December 31, 2009.

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

Index

In addition, nonperforming loans and potential nonperforming loans are reviewed on a regular basis by management’s Special Assets Group (“SAG”).  The Board authorized the SAG to address the increase in non-performing loans as a result of the economic and real estate collapse that began in 2008.  The Board and Senior Management believe that individual attention for each troubled loan gives that loan the best opportunity of recovery or disposal at the least cost to the Bank.

The SAG is comprised of the chief executive officer, a director of special assets who is a loan workout specialist, one special asset coordinator and one facilities officer specializing in building management.  The SAG’s mandate is to identify problem and potential problem loans in conjunction with the internal loan review process, to evaluate the loan and determine the cause of the problem and whether there is a realistic probability that the loan can be returned to a performing status over a reasonable time frame, and to ascertain whether the borrower is willing and able to work with the Bank in an effort to save the loan and their investment.

Once it is determined that the borrower is willing and able to cooperate in the effort, SAG assumes responsibility for the loan and devises a plan to correct the deficiencies.  The plan may take the form of a short term forbearance agreement, a moderate or longer term restructure agreement or an A/B note and mortgage split.   With the cooperation of the borrower, SAG will implement the plan and monitor its progress to assure as timely a resolution as possible.

It is our belief that it is in the Bank’s and the borrower’s best interest to work to keep a property viable and performing during these difficult economic times, thereby helping to limit loan losses when there is a reasonable expectation that the property will be able to support the original debt once the current crisis has passed.   A successful plan will ultimately return the loan to a performing status and the Plan will terminate when the loan is reclassified as performing.

Should a workable plan not be possible, the SAG is charged with disposing of the loan as quickly and cost effectively as possible.  This may be accomplished through foreclosure, a sale of the note and mortgage or a short sale.

In connection with the above, the Bank entered into short-term restructuring agreements with 26 borrowers whose loans in the aggregate totaled $30.9 million.  Each of these loans was performing prior to the restructuring and have continued to perform under the terms of the restructuring agreements.  Restructuring terms were generally consistent with market terms.  We do not consider these loans to be impaired.

Management reports to the board of directors monthly regarding the amount of loans past-due more than 30 days.

Analysis of Nonperforming and Classified Assets.  We generally consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  It is generally our policy to continue to accrue interest on past-due loans and loans in foreclosure as long as management determines that these loans are well secured and in the process of collection.  When a loan is placed on nonaccrual status, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are applied to interest, only if collection of principal is reasonably assured.

Real estate that we acquire as a result of a foreclosure action or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold.  When property is acquired, it is initially recorded at fair market value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

Index

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$–	$–	$–	$–	$–
Multi-family	2,219	5,806	261	666	–
Mixed-use	–	–	–	–	–
Non-residential real estate	5,457	14,344	1,614	1,200	–
Construction	11,575	–	–	–	–
Consumer and other loans	–	–	–	1	–
Total	19,251	20,150	1,875	1,867	–

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	2,555	–	–	407	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Consumer and other loans	–	–	–	–	–
Total	2,555	–	–	407	–
Total of nonaccrual and 90 days or
more past due loans	21,806	20,150	1,875	2,274	–

Foreclosed real estate	933	636	832	–	–
Other nonperforming loans	–	–	1,345	–	–
Total nonperforming assets	22,739	20,786	4,052	2,274	–

Accruing troubled debt restructurings	30,893	13,175	–	–	–
Nonaccruing troubled debt restructurings	–	–	–	–	–
Total troubled debt restructurings	30,893	13,175	–	–	–
Less nonaccrual troubled debt restructuring
in total nonaccrual loans	–	–	–	–	–

Troubled debt restructurings and
total nonperforming assets	$53,632	$33,961	$4,052	$2,274	$–

Total nonperforming loans to total loans	5.87%	5.14%	0.88%	0.80%	–%
Total nonperforming assets to total assets	4.88%	3.94%	0.96%	0.66%	–%
Total nonperforming assets and troubled
debt restructurings to total assets	11.51%	6.44%	0.96%	0.66%	–%

Other than disclosed in the above table and in the classified assets table below, management believes that there are no other loans at December 31, 2010 and December 31, 2009 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled debt restructurings occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties.  These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of any equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s).  Generally, we will not upgrade the internal classification of a troubled debt restructuring until the borrower has demonstrated the ability to make principal and interest payments under the restructure terms for at least six consecutive months.

Index

Non-accrual loans at December 31, 2010 consisted of thirteen loans in the aggregate – three multi-family mortgage loans, three non-residential mortgage loans, and seven construction mortgage loans.

The three non-accrual multi-family mortgage loans, net of charge-off of $445,000, totaled $2.2 million at December 31, 2010, consisting of the following mortgage loans:

(1)
An outstanding balance of $1.1 million secured by an apartment building and a restaurant/pub.  The borrower recently sold the restaurant operation to a well known Boston chain and simultaneously signed a roof top lease with a national operator of roof top cell towers.  Upon the simultaneous closing of the two transactions, the loan was brought current subsequent to December 31, 2010, and is now performing according to the terms of the modified note.

(2)
An outstanding balance of $743,000, net of a charge-off of $445,000, secured by an apartment building.  The Bank has initiated a foreclosure action and a lawsuit on the general guarantee is progressing.  Based on a signed contract of sale, the Bank established a specific allowance of $216,000 against the loan.

(3)
An outstanding balance of $346,000 secured by a mixed-use apartment building.  Our foreclosure action is in the final stages of completion.  We are currently negotiating with the borrower and his attorney for a loan modification, however if the modification discussions with the borrower are not successful in the short term, we will complete our foreclosure action.  Based on a current appraisal and projected cash flow analysis, at this time, we do not anticipate any additional losses on this loan.

The three non-accrual non-residential mortgage loans, net of charge-offs of $400,000, totaled $5.5 million at December 31, 2010, consisting of the following mortgage loans:

(1)
An outstanding balance of $4.5 million secured by an office building.  The managing member of the borrowing entity is the same individual as the managing member of the borrowing entity of the hotel construction loan referenced below.  We have recently negotiated an agreement with the borrower to begin making partial payments during the foreclosure action and the suit on the personal guaranty.  In return, the Bank has agreed to forbear from collecting any judgment obtained in the pending lawsuits until December 31, 2011 (the maturity date) in the absence of a settlement agreement.  Also under this agreement, the obligor will be required to make additional monthly payments equal to 100% of the net income from the property during the term of this agreement.  While the foreclosure action is progressing, we will monitor the cash flow and require several capital improvements be made to the building to allow it to better compete in the Mercer County office market.  Based on a current appraisal and projected cash flow analysis, at this time, we do not anticipate any additional losses on this loan.

(2)
An outstanding balance of $496,000 secured by a restaurant with 23 boat slips and a general guarantee of the borrower.  We have received a Judgment of Foreclosure and Sale.  A foreclosure sale will be scheduled and based on a current appraisal, management anticipates full recovery of all outstanding amounts due.

(3)
An outstanding balance of $437,000, net of a charge-off of $400,000, secured by a strip shopping center and warehouse.  The property was severely damaged by fire and the Bank and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Bank’s collection efforts.  The borrower is making monthly escrow payments.  We do not anticipate any additional losses on this loan and expect to recover all legal and court fees upon resolution of the suit.

The seven non-accrual construction mortgage loans, net of loans in process of $121,000, totaled $11.6 million at December 31, 2010, consisting of the following mortgage loans:

(1)
Four construction mortgage loans with an aggregate outstanding balance of $7.5 million (net of loans in process of $85,000), representing a 25% interest in a participation loan, secured by a newly completed boutique hotel.  Additional security consists of a general guarantee of the two principals and an assignment of LLC interests in two other properties.  The managing member of the borrowing entity is the same individual as the managing member of the borrowing entity of the office building loan referenced above.

Index

The loan was restructured in 2010 and was current under the terms of a restructure agreement until October 2010.  Although the hotel is now complete and in full operation, the winter season and poor economy has adversely affected the cash flow and the borrower has been unable to continue to meet its obligations based on the restructure agreement.  At this time we are evaluating all of the available information, and in concert with the other participants, have been negotiating with several potential purchasers who have expressed an interest in purchasing the notes and mortgages.  During the fourth quarter of 2010, a specific allowance in the amount of $1.3 million was recorded to cover the anticipated loss on the sale of the notes and mortgages.  We will continue to negotiate with the interested parties and monitor the operations of the hotel.

(2)
A construction mortgage loan with an outstanding balance of $2.7 million, representing a 20% interest in a participation loan, secured by two lots for a planned three phase residential condominium project.  Phase one was completed and is not part of this loan.  However, the construction project stalled and defaulted when the developer could not obtain construction financing from conventional lenders.  The participating banks recently received and approved an all cash offer of $2.5 million for the sale of the note.  Based on this offer, we have established a specific allowance of $203,000.  Closing on the note sale is pending.

(3)
Two construction mortgage loans with an aggregate outstanding balance of $1.4 million (net of loans in process of $36,000), representing a 20% interest in a participation loan, secured by a newly completed 30,000 square foot medical office building.  Construction is progressing on schedule with no cost over-runs.  The borrowers defaulted on the loan after the participating banks declined the borrowers’ request for a lower interest rate.  Both principals have substantial net worth positions and are capable of carrying the debt service payments.  Upon the participating banks’ commencement of a suit on the guarantee and subsequent to December 31, 2010, the borrowers entered into a Stipulation and Order of Settlement agreement to bring the loan current within three months and to maintain the current status for the remaining term of the loan.  To date, all payments have been made according to the Stipulation Agreement.  Based on a projected cash flow analysis, a specific reserve of $247,000 was established in 2010.

We are in the process of foreclosing on all of the multi-family, and non-residential loans, and two of the three construction properties.  Based on recent fair value analyses of these properties, the Bank does not expect any losses beyond the amounts already charged off or reserved for.  All of the above-mentioned thirteen loans have been classified as substandard.

Interest income that would have been recorded for the year ended December 31, 2010 had non-accruing loans been current to their original terms amounted to approximately $941,000.  During the year ended December 31, 2010, the Bank recognized interest income of approximately $464,000 on the nonaccrual loans.

The three delinquent and accruing multi-family mortgage loans totaled $2.6 million at December 31, 2010, consisting of the following:

(1)
A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building.  The borrower and all his related properties are operating under Chapter 11 bankruptcy protection and are making regularly scheduled payments as approved by the Trustee.  Based on the reorganization plan before the Court, we expect repayment of all principal and interest due.  There is a hearing scheduled in court on April 26, 2011 where the debtor will present the plan to the judge for discussion.  Based on the current appraisal and the reorganization plan before the Court, we expect repayment of all principal and interest due.

(2)
A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building.  The delinquency is the result of a lawsuit claiming a title defect that affects the property, filed by the previous owner, so that the debtor never owned record title to the mortgage property.  The Bank filed a lawsuit seeking a declaration that the mortgage is a valid encumbrance against the property.  A ruling on the Bank’s motion for Preliminary Injunction and Motion for Lis Pendens is expected no later than June 30, 2011.  No trial date has been set, but we do not expect a trial date until early 2012.  No reservation of rights has been raised by the title company and we and our attorneys are unaware of any defenses to coverage having been asserted by the title insurance company.

Index

(3)
A delinquent loan with an outstanding balance of $201,000 secured by an apartment building.  Based on the borrower’s representation of a vacancy and cash flow problem, confirmed by the SAG, a Forbearance Agreement was signed in May 2010.  The loan remained current under the agreement for several months before defaulting.  The Bank commenced a foreclosure action in October 2010 and during the fourth quarter the borrower entered into a sales contract in the amount of $400,000, well in excess of the current debt.  We do not anticipate a loss on this loan.

At December 31, 2010, one of the foreclosed properties had a net balance of $297,000 and consisted of 27 units in three multi-family buildings.  This property is currently listed for sale with local real estate broker.  The other foreclosed property had a net balance of $636,000 and consisted of a six unit multi-family building.  We renovated this property and have leased all the units.  We expect to market the property in the near future.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)

Special mention assets	$7,567	$33,221	$–
Substandard assets	22,103	12,160	3,220
Doubtful and loss assets	–	–	–
Total classified assets	$29,670	$45,381	$3,220

The decrease in classified assets was due to management’s efforts to reduce non-performing loans.  On the basis of management’s review of assets, we classified $7.6 million of our assets at December 31, 2010 as special mention or potential problem loans compared to $33.2 million classified as special mention at December 31, 2009.  In addition, we classified $22.1 million at December 31, 2010 as substandard compared to $12.2 million at December 31, 2009.

We have charged off $936,000 in losses on these classified assets.  In this regard, we have charged off $936,000 in losses for two substandard loans, resulting in a net total balance of $1.2 million.  These two substandard loans comprised of one non-residential real estate loan totaling $437,000 (net) and one multi-family real estate loan totaling $743,000 (net).  In addition, we have charged off $2,000 in loss for one special mention multi-family real estate loan, resulting in a net balance of $912,000.

Index

The substandard loans at December 31, 2010 consisted of thirteen loans in the aggregate – three multi-family mortgage loans, three non-residential mortgage loans, and seven construction mortgage loans.  See the non-accrual loan discussion above for a description of the five of the six substandard multi-family mortgage loans, the three substandard non-residential mortgage loans, and the seven substandard construction mortgage loans.

The sixth substandard multi-family mortgage loan was one month delinquent and accruing, has an outstanding balance of $1.5 million, and is secured by a 26 unit multi-family townhouse complex.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Residential real estate:
One- to four-family	$–	$–	$–	$–	$–	$–
Multi-family	1,450	–	–	477	–	1,345
Mixed-use	–	–	–	–	–	–
Non-residential real estate	–	–	–	1,285	–	–
Construction	–	–	–	–	–	–
Commercial	–	–	–	–	–	–
Consumer and other loans	2	–	–	–	–	–
Total	$1,452	$–	$–	$1,762	$–	$458

Delinquent  loans at December 31, 2010 consisted of two loans in the aggregate – one multi-family mortgage loan and one consumer loan.  The Bank has classified the delinquent multi-family loan as substandard at December 31, 2010 and the loan is included in the classified loan schedule listed above.  The one delinquent consumer loan consists of an overdraft loan that was paid-off subsequent to December 31, 2010.

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

Specific Allowance Required for Identified Impaired Loans.  We establish an allowance on certain identified impaired loans when the loan balance exceeds the fair value, discounted cash flows or observable market price of the underlying collateral and when collection of the full amount outstanding becomes improbable.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for pools of loans by loan class, including those that are not impaired and subject to specific allowances to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segregating the loans by loan category and assigning a historical loss factor to each category.  The historical loss factors are adjusted for qualitative factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These qualitative factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, legal and regulatory issues, policies and procedures in underwriting standards, staff lending experience, recent loss experience in particular segments of the portfolio, collateral value, loan volumes and concentration, specific reserve and classified asset trends, delinquency trends and risk rating trends.  These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

Index

At December 31, 2010, our allowance for loan losses was $7.6 million and represented 2.06% of total gross loans.  At December 31, 2009, our allowance for loan losses was $6.7 million and represented 1.72% of total gross loans.  At December 31, 2008, our allowance for loan losses was $1.9 million and represented 0.51% of total gross loans.  The primary reason for the increase in allowance for loan losses during 2010 and 2009 was the continued deterioration in the financial condition of several commercial real estate borrowers and the continuing decline in the market value of their related collateral properties.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2010			2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$–	0.0%	0.1%	$–	0.0%	0.1%	$–	0.0%	0.1%
Multi-family	3,450	45.1	51.1	3,350	49.8	51.3	604	32.4	51.1
Mixed-use	474	6.2	14.9	598	8.9	15.3	319	17.1	16.0
Non-residential real estate	1,560	20.4	27.1	2,495	37.0	26.8	841	45.1	28.2
Construction	2,083	27.2	3.5	186	2.8	3.9	21	1.1	2.5
Commercial	80	1.1	3.3	104	1.5	2.6	80	4.3	2.1
Consumer and other loans	–	0.0	0.0	–	0.0	0.0	–	0.0	0.0
Total allowance for loan losses	$7,647	100.0%	100.0%	$6,733	100.0%	100.0%	$1,865	100.0%	100.0%

Index

	At December 31,
	2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$–	0.0%	0.1%	$–	0.0%	0.2%
Multi-family	472	31.7	49.0	395	32.9	54.8
Mixed-use	250	16.8	18.5	251	20.9	21.1
Non-residential real estate	691	46.4	28.0	554	46.2	23.7
Construction	50	3.4	3.3	–	0.0	0.0
Commercial	25	1.7	1.1	–	0.0	0.0
Consumer and other loans	–	0.0	0.0	–	0.0	0.2
Total allowance for loan losses	$1,489	100.0%	100.0%	$1,200	100.0%	100.0%

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

Index

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$6,733	$1,865	$1,489	$1,200	$1,200
Provision for loan losses	3,487	7,314	411	338	–

Charge offs:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	(1,211)	(857)	–	–	–
Mixed-use	–	–	(35)	(49)	–
Non-residential real estate	(1,407)	(1,589)	–	–	–
Construction	–	–	–	–	–
Consumer and other loans	–	–	–	–	–
Total charge-offs	(2,618)	(2,446)	(35)	(49)	–

Recoveries:
Residential real estate:
One- to four-family	–	–	–	–	–
Multi-family	45	–	–	–	–
Mixed-use	–	–	–	–	–
Non-residential real estate	–	–	–	–	–
Construction	–	–	–	–	–
Consumer and other loans	–	–	–	–	–
Total recoveries	45	–	–	–	–
Net charge-offs	(2,573)	(2,446)	(35)	(49)	–

Allowance at end of period	$7,647	$6,733	$1,865	$1,489	$1,200

Allowance to nonperforming loans	35.07%	33.41%	57.92%	65.48%	N/M
Allowance to total loans outstanding
at the end of the period	2.06%	1.72%	0.51%	0.53%	0.63%
Net charge-offs to average
loans outstanding during the period	0.67%	0.62%	0.01%	0.02%	0.00%

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

The following table presents the change in the net portfolio value of the Bank at December 31, 2010 that would occur in the event of an immediate change in interest rates based on the Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$87,020	$(5,819)	(6)%	19.44%	(71	) bp
200	89,156	(3,683)	(4)%	19.72%	(43	) bp
100	91,082	(1,757)	(2)%	19.95%	(20	) bp
50	91,952	(888)	(1)%	20.05%	(10	) bp
0	92,839			20.15%
(50)	93,802	963	1%	20.27%	12	bp
(100)	94,998	2,159	2%	20.44%	29	bp

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

Index

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  Cash and cash equivalents totaled $44.5 million at December 31, 2010 and consist primarily of deposits at other financial  institutions (Predominantly the Federal Home Loan Bank of New York) and miscellaneous cash items.  Securities classified as available-for-sale provide an additional source of liquidity.  Total securities classified as available-for-sale were $162,000 at December 31, 2010 and $176,000 at December 31, 2009.

At December 31, 2010, we had $19.5 million in loan commitments outstanding.  At December 31, 2010, this consisted of $15.2 million in unused commercial loan lines of credit, $2.2 million in unused real estate equity lines of credit, $1.7 million of real estate loan origination commitments, $271,000 in construction loans in process, and $154,000 in unused consumer lines of credit.  Certificates of deposit due within one year of December 31, 2010 totaled $143.7 million.  This represented 81.1% of certificates of deposit at December 31, 2010.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts.  At December 31, 2010, we had the ability to borrow $63.8 million, net of $25.0 million in outstanding advances, from the Federal Home Loan Bank of New York.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan and commercial loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company’s liquidity may depend, in part, upon its receipt of dividends from the Bank because the Company has no source of income other than earnings from the investment of the net proceeds from its initial public offering.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2010, the Company had liquid assets of $18.3 million.

Index

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Investing activities:
Loans disbursed or closed	$(8,188)	$(40,326)	$(124,901)
Purchase of loan participations	–	(5,198)	(8,377)
Loan principal repayments	25,979	17,583	44,034
Sale of loans	–	–	7,045
Proceeds from maturities and principal
repayments of securities	14,526	392	882
Purchases of securities	(22,568)	(10,151)	–
Purchase of bank owned life insurance	(5,000)	(1,200)	–
Proceeds from sale of premises and
equipment	2,797	–	–
Purchases of premises and equipment	(209)	(4,552)	(396)

Financing activities:
Increase (decrease) in deposits	(52,688)	118,088	35,452
Proceeds from FHLB-NY advances	–	10,000	40,000
Repayment of FHLB-NY advances	(10,000)	(15,000)	–

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2010 and 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Index

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Index

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information concerning Northeast Community Bancorp’s directors, the information contained under the section captioned “Item 1—Election of Directors” in Northeast Community Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Amended and Restated Charter of Northeast Community Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Northeast Community Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Northeast Community Bancorp, Inc. (1)
10.1	Northeast Community Bank Employee Severance Compensation Plan (1)
10.2	Northeast Community Bank Supplemental Executive Retirement Plan and Participation Agreement with Salvatore Randazzo (1)*
10.3	Northeast Community Bancorp, Inc. Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.4	Northeast Community Bank Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.5	Northeast Community Bank Directors’ Retirement Plan (1)*
10.6	Northeast Community Bank Directors’ Deferred Compensation Plan (1)*
10.7	Northeast Community Bank Executive Incentive Deferral Plan (3)*
10.8	Northeast Community Bank Supplemental Executive Retirement Plan, as amended, and Participation Agreement with Kenneth A. Martinek (4)*
21.0	List of Subsidiaries
23.0	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
____________________________
*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 12, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2007.
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(4)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Date: March 31, 2011	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Martinek	President, Chief Executive Officer	March 31, 2011
Kenneth A. Martinek	and Director
(principal executive officer)

/s/ Salvatore Randazzo	Executive Vice President, Chief	March 31, 2011
Salvatore Randazzo	Operating Officer and Chief
Financial Officer and Director
(principal accounting and
financial officer)

/s/ Diane B. Cavanaugh	Director	March 31, 2011
Diane B. Cavanaugh

/s/ Arthur M. Levine	Director	March 31, 2011
Arthur M. Levine

/s/ Charles A. Martinek	Director	March 31, 2011
Charles A. Martinek

/s/ John F. McKenzie	Director	March 31, 2011
John F. McKenzie

/s/ Linda M. Swan	Director	March 31, 2011
Linda M. Swan

/s/ Harry (Jeff) A.S Read	Director	March 31, 2011
Harry (Jeff) A.S. Read

/s/ Kenneth H. Thomas	Director	March 31, 2011
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Northeast Community Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Northeast Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Community Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Clark, New Jersey
March 31, 2011

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2010	2009
	(In thousands, except share and per share data)
Assets
Cash and amounts due from depository institutions	$2,494	$3,441
Interest-bearing deposits	41,959	85,277
Cash and cash equivalents	44,453	88,718
Certificates of deposit	2,988	8,715
Securities available-for-sale	162	176
Securities held-to-maturity	19,858	11,845
Loans receivable, net of allowance for loan losses of $7,647 and $6,733
respectively	364,798	386,266
Premises and equipment, net	6,784	8,220
Federal Home Loan Bank of NY stock, at cost	1,884	2,277
Bank owned life insurance	16,145	10,522
Accrued interest receivable	1,704	1,924
Goodwill	1,310	1,310
Intangible assets	527	588
Real estate owned	933	636
Other assets	4,462	6,079
Total Assets	$466,008	$527,276

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest-bearing	$9,839	$11,594
Interest-bearing	316,991	367,924
Total deposits	326,830	379,518
Advance payments by borrowers for taxes and insurance	3,384	3,153
Federal Home Loan Bank of NY advances	25,000	35,000
Accounts payable and accrued expenses	2,487	1,829
Note payable	168	328
Total Liabilities	357,869	419,828

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares
issued; outstanding: 13,114,800 shares in 2010 and 13,225,000 in 2009	132	132
Additional paid-in capital	57,391	57,496
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,888)	(4,147)
Retained earnings	55,335	54,121
Treasury stock – at cost, 110,200 shares and 0 shares, respectively	(664)	-
Accumulated comprehensive loss	(167)	(154)
Total Stockholders’ Equity	108,139	107,448
Total Liabilities and Stockholders’ Equity	$466,008	$527,276

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
	(In thousands, except per share data)
Interest Income:
Loans	$23,577	$23,925
Interest-earning deposits	109	230
Securities – taxable	956	218

Total Interest Income	24,642	24,373

Interest Expense:
Deposits	7,391	8,680
Borrowings	1,044	1,412

Total Interest Expense	8,435	10,092

Net Interest Income	16,207	14,281

Provision for Loan Losses	3,487	7,314

Net Interest Income after Provision for Loan Losses	12,720	6,967

Non-Interest Income:
Other loan fees and service charges	313	371
Impairment loss on equity security	-	(4)
Gain/(loss) on disposition of premises, equipment and deposits	1,924	(18)
Earnings on bank owned life insurance	623	420
Investment advisory fees	769	713
Other	13	16

Total Non-Interest Income	3,642	1,498

Non-Interest Expenses:
Salaries and employee benefits	7,028	6,816
Net occupancy expense	1,226	1,375
Equipment	541	730
Outside data processing	850	776
Advertising	64	348
Real estate owned expenses	307	177
FDIC insurance premiums	514	541
Other	3,060	3,130

Total Non-Interest Expenses	13,590	13,893

Income (Loss) Before Provision (Benefit) for Income Taxes	2,772	(5,428)

Provision (Benefit) for Income Taxes	904	(2,812)

Net Income (Loss)	$1,868	$(2,616)

Net Income (Loss) per Common Share – Basic	$0.15	$(0.20)
Weighted Average Number of Common Shares
Outstanding – Basic	12,709	12,797

Dividends Declared per Common Share	$0.12	$0.12

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010 and 2009

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity	Comprehensive Income

Balance - December 31, 2008	$132	$57,560	$(4,407)	$57,399	$-	$(182)	$110,502

Comprehensive income:
Net loss	-	-	-	(2,616)	-	-	(2,616)	$(2,616)
Unrealized loss on securities
available for sale, net of taxes of
$(1)	-	-	-	-	-	1	1	1
Pension liability – DRP, net of
taxes of $(18)	-	-	-	-	-	27	27	27
Cash dividends declared ($0.12 per
share)	-	-	-	(662)	-	-	(662)
ESOP shares earned	-	(64)	260	-	-	-	196
Total Comprehensive Loss								$(2,588)
Balance - December 31, 2009	132	57,496	(4,147)	54,121	-	(154)	107,448

Comprehensive loss:
Net income	-	-	-	1,868	-	-	1,868	1,868
Unrealized gain on securities
available for sale, net of taxes of
$(1)	-	-	-	-	-	2	2	2
Pension liability – DRP, net of
taxes of $(10)	-	-	-	-	-	(15)	(15)	(15)
Purchase of 110,200 shares of
treasury stock	-	-	-	-	(664)	-	(664)
Cash dividends declared ($0.12 per
share)	-	-	-	(654)	-	-	(654)
ESOP shares earned	-	(105)	259	-	-	-	154
Total Comprehensive Income								$1,855
Balance - December 31, 2010	$132	$57,391	$(3,888)	$55,335	$(664)	$(167)	$108,139

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
	(In Thousands)

Cash Flows from Operating Activities:

Net income (loss)	$1,868	$(2,616)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Net amortization of securities premiums and discounts	46	1
Provision for loan losses	3,487	7,314
Depreciation	772	679
Net amortization of deferred loan fees and costs	158	137
Amortization of intangible assets	61	83
Accretion of discount on note payable	15	22
Deferred income taxes	189	(2,484)
Impairment loss on equity security	-	4
Retirement plan expense	609	482
Loss on sale of real estate owned	103	98
Earnings on bank owned life insurance	(623)	(420)
(Gain) loss on disposition of premises, equipment and deposits	(1,924)	18
ESOP compensation expense	154	196
(Increase) decrease in accrued interest receivable	220	(139)
(Increase) decrease in other assets	1,437	(3,812)
Increase (decrease) in accounts payable and accrued expenses	24	(2,501)
Net Cash Provided by (Used in) Operating Activities	6,596	(2,938)

Cash Flows from Investing Activities:
Purchase of loans	-	(5,198)
Net (increase) decrease in loans	16,775	(25,516)
Purchase of securities held-to-maturity	(22,568)	(10,151)
Principal repayments on securities available-for-sale	17	7
Principal repayments on securities held-to-maturity	14,509	385
Purchases of certificates of deposit	(2,988)	(18,177)
Proceeds from maturities of certificates of deposit	8,715	9,960
Proceeds from sale of real estate owned	648	884
Proceeds from sale of premises and equipment	2,797	-
Net redemption of FHLB of NY stock	393	73
Purchases of premises and equipment	(209)	(4,552)
Purchase of bank owned life insurance	(5,000)	(1,200)
Capitalized costs on real estate owned	-	(173)
Net Cash Provided by (Used in) Investing Activities	13,089	(53,658)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(52,688)	118,088
Proceeds from FHLB of NY advances	-	10,000
Repayment of FHLB of NY advances	(10,000)	(15,000)
Repayment of note payable	(175)	(175)
Purchase of treasury stock	(664)	-
Increase (decrease) in advance payments by borrowers for
taxes and insurance	231	(3,471)
Cash dividends paid to minority shareholders	(654)	(662)
Net Cash (Used in) Provided by Financing Activities	(63,950)	108,780

Net Increase (Decrease) in Cash and Cash Equivalents	(44,265)	52,184

Cash and Cash Equivalents - Beginning	88,718	36,534
Cash and Cash Equivalents - Ending	$44,453	$88,718

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2010	2009
	(In Thousands)
Supplementary Cash Flows Information:

Income taxes paid	$-	$3,862

Interest paid	$8,442	$10,104

Supplementary Disclosure of Non-Cash Investing
and Financing Activities:
Real estate owned received in settlement of loans	$1,048	$613

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

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

The Bank is principally engaged in the business of attracting deposits and investing those funds into mortgage and commercial loans.  When demand for loans is low, the Bank invests in debt securities.  Currently the Bank conducts banking operations from its Headquarters in White Plains, New York, its four full service branches in New York City, New York and its two full service branches in Danvers and Plymouth, Massachusetts, gathering deposits and lending from Pittsburgh, Pennsylvania to southern New Hampshire.

The Bank also offers investment advisory and financial planning services under the name Hayden Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

New England Commercial Properties LLC (“NECP”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns two foreclosed multi-family property, one located in Newark, New Jersey and the other located in Herkimer, New York.

The consolidated financial statements include the accounts of the Company, the Bank, and NECP and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009, have been included.

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

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Nature of Business (Continued)

Additionally, the Company is exposed to significant changes in market interest rates.  Such changes could have an adverse effect on consolidated earnings and consolidated financial position, particularly in those situations in which the maturities or re-pricing of assets are different than the maturities or re-pricing of the supporting liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of three months or less.

Certificates of Deposit

Certificates of deposit are carried at cost which approximates fair value and have maturities of less than one year.

Securities

The Company is required to classify its securities among three categories:  held to maturity, trading, and available for sale.  Management determines the appropriate classification at the time of purchase.  Held to maturity securities are those debt securities which management has the intent and the Bank has the ability to hold to maturity and are reported at amortized cost (unless value is other than temporarily impaired).  Trading securities are those debt and equity securities which are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings.  Available for sale securities are those debt and equity securities which are neither held to maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  The Company does not have trading securities in its portfolio.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are temporary or other-than-temporary in accordance with the ASC Topic 320. Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (“OCI”) with offsetting adjustments to the carrying value of the security and the balance of related deferred taxes.  Temporary impairments of held to maturity are not recorded in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed.

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

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Loans

Loans are stated at unpaid principal balances plus net deferred loan origination fees and costs less an allowance for loan losses.  Interest on loans receivable is recorded on the accrual basis.  An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured and there is a reasonable expectation of collection.  When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income.  Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income.  Interest on loans that have been restructured is accrued according to the renegotiated terms.  Net loan origination fees and costs are deferred and amortized into income over the contractual lives of the related loans by use of the level yield method.  Past due status of loans is based upon the contractual due date.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific and general reserves.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis.

The Bank does not evaluate consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

The estimated fair values of substantially all of the Bank’s impaired loans are measured based on the estimated fair value of the loan’s collateral or discounted cash flows.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

For loans secured by real estate, estimated fair values are determined primarily through in-house or third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

For loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The general component covers pools of loans by loan class including loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates and expected loss given default derived from the Bank’s internal risk rating process for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Changes in policies and procedures in underwriting standards and collections.
2.	Changes in economic conditions.
3.	Changes in nature and volume of lending.
4.	Experience of origination team.
5.	Changes in past due loan volume and severity of classified assets.
6.	Quality of loan review system.
7.	Collateral values in general throughout lending territory.
8.	Concentrations of credit.
9.	Competition, legal and regulatory issues.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, residential and consumer loans.  Credit quality risk ratings include regulatory classifications of pass, special mention, substandard, doubtful and loss.  Loans criticized as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

The allowance calculation for a pool of loans is also based on the loss factors that reflect the Bank’s historical charge-off experience adjusted for current economic conditions applied to loan groups with similar characteristics or classifications in the current portfolio.  To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.  The Bank’s President is ultimately responsible for the timely and accurate risk rating of the loan portfolio.

Loans whose terms are modified are classified as troubled debt restructurings if the Bank grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date.  Adversely classified, non-accrual troubled debt restructurings may be reclassified if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

In addition, federal regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of December 31, 2010.

Concentration of Risk

The Bank’s lending activity is concentrated in loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States.  The Bank also had deposits in excess of the FDIC insurance limit at other financial institutions.  At December 31, 2010, such deposits totaled $42.0 million held by the Federal Home Loan Bank of New York.  Generally, deposits in excess of $250,000 are not insured by the FDIC.

Premises and Equipment

Land is stated at cost.  Buildings and improvements, leasehold improvements and furnishings and equipment are stated at cost less accumulated depreciation and amortization computed on the straight-line method over the following useful lives:

Years
Buildings	30 - 50
Building improvements	10 - 50
Leasehold improvements	1 - 15
Furnishings and equipment	3 - 5

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

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. The stock carried at cost.

Intangible Assets

Intangible assets at December 31, 2010 and 2009, totaled $527,000 and $588,000, respectively, and consist of the value of customer relationships acquired in a business combination completed by the Company in November 2007. The Company is amortizing these assets, using the straight-line method, over 11.7 years.  Amortization expense is included in other non-interest expenses.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  The Company reviews intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable.  If intangible assets are found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and fair value.  The fair value is estimated based upon the present value of discounted future cash flows or other reasonable estimates of fair value.  No impairment charges were recorded in 2010 or 2009.

Goodwill

Goodwill at December 31, 2010 and 2009, totaled $1.3 million and consists of goodwill acquired in the business combination completed by the Company in November 2007.  The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.  The Company utilizes a two-step approach.  The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit.  The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows.  If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined.  The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  No impairment charges were recorded in 2010 or 2009.

Real Estate Owned

Real estate owned is carried at the lower of cost or fair value of the related property, as determined by current appraisals less estimated costs to sell.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to expense in the current period.  Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2010 and 2009, and has not recognized any liabilities for tax uncertainties as of December 31, 2010 and 2009.  The Company’s policy is to recognize income tax related interest and penalties in income tax expense; such amounts were not significant during the years ended December 31, 2010 and 2009.  The tax years subject to examination by federal, state, and city taxing authorities are 2007 through 2010.

Advertising Costs

Advertising costs are expensed as incurred.

Other Comprehensive Income

The Company records in accumulated other comprehensive income (loss), net of related deferred income taxes, unrealized gains and losses on available for sale securities and the prior service cost and actuarial gains and losses of the Outside Directors Retirement Plan (“DRP”) that have not yet been recognized in expense.

Gains and losses on the sale of securities, if any, are reclassified to non-interest income upon the sale of the related securities or upon the recognition of a security impairment loss.  A portion of the prior service cost and actuarial losses of the DRP is recorded in expense annually.  At December 31, 2010, accumulated other comprehensive loss totaled $167,000 and included $5,000 of unrealized gains on available for sale securities net of $2,000 of related deferred income taxes and $303,000 in prior service cost and actuarial losses of the DRP net of $133,000 of related deferred income taxes.  At December 31, 2009, accumulated other comprehensive loss totaled $154,000 and included $2,000 of unrealized gains on available for sale securities less $1,000 of related deferred income taxes and $278,000 in prior service cost and actuarial losses of the DRP less $123,000 of related deferred income taxes.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated statement of financial condition when funded.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on net income.

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters

On July 5, 2006, the Company reorganized from a mutual savings bank to a mutual holding company structure. In the reorganization, the Company sold 5,951,250 shares of its common stock to the public and issued 7,273,750 shares of its common stock to Northeast Community Bancorp, MHC (“MHC”).  The net proceeds received from the common stock offering were $57.6 million. Costs incurred in connection with the common stock offering were recorded as a reduction of gross proceeds from the offering and totaled approximately $1.9 million. The Company also provided a term loan to the Bank’s Employee Stock Ownership Plan to enable it to purchase 518,420 shares of Company common stock at $10.00 per share as part of the reorganization.  The MHC, which owned 55.5% of the Company’s common stock as of December 31, 2010, must hold at least 50.1% of the Company’s stock so long as the MHC exists.

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

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

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

During 2010 and 2009, the MHC filed notice with the OTS, which did not object, of its intention to waive dividends declared by the Company.  The OTS approval received in 2010 applies also to quarterly cash dividends, if any, to be paid for the first and second quarters of 2011.  Dividends declared by the Company in 2010 and 2009 and waived by the MHC totaled approximately $873,000 and $873,000, respectively.  As of December 31, 2010, total dividends waived by the MHC aggregated $3,055,000.  The Company anticipates that the MHC will continue to waive receipt of all dividends declared by the Company.

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

Under the prompt corrective action rule issued by the federal banking authorities, an institution must have a leverage ratio of 4% or greater, a tier 1 capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater in order to be considered adequately capitalized.  The Bank is in compliance with these requirements at December 31, 2010.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

The following tables present a reconciliation of capital per U.S. GAAP and regulatory capital and information about the Bank’s capital levels at the dates presented:

	December 31,
	2010	2009
	(In Thousands)
GAAP capital	$85,602	$83,711
Less: Goodwill and intangible assets	(1,837)	(1,898)
Directors retirement plan AOCI	170	155
Unrealized loss (gain) on securities available for sale	(3)	(1)
Disallowed deferred tax assets	(2,290)	(1,140)

Core and Tangible Capital	81,642	80,827

Add: Allowable general valuation allowances	3,570	3,819

Total Capital	$85,212	$84,646

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)

As of December 31, 2010:
Total capital (to risk-weighted assets)	$85,212	29.84%	$	> 22,848	>8.00%	$	> 28,559	>10.00%
Tier 1 capital (to risk-weighted assets)	81,642	28.59		> 11,424	>4.00		> 17,136	> 6.00
Core (Tier 1) capital (to adjusted total
assets	81,642	18.41		> 17,742	>4.00		> 22,177	> 5.00
Tangible capital (to adjusted total assets)	81,642	18.41		> 6,653	>1.50		> -	> -

As of December 31, 2009:
Total capital (to risk-weighted assets)	$84,646	27.70%	$	> 24,442	>8.00%	$	>30,553	>10.00%
Tier 1 capital (to risk-weighted assets)	80,827	26.45		> 12,221	>4.00		>18,332	> 6.00
Core (Tier 1) capital (to adjusted total
assets	80,827	16.01		>20,200	>4.00		>25,250	> 5.00
Tangible capital (to adjusted total assets)	80,827	16.01		> 7,575	>1.50		> -	> -

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

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

Note 3 - Acquisition

On November 16, 2007, the Company acquired the operating assets of Hayden Financial Group LLC (“Hayden”), an investment advisory firm located in Connecticut, at a cost of $2,020,000, including $95,000 of expenses directly related to the transaction.  The acquisition of these business assets has enabled the Bank to expand the services it provides to include investment advisory and financial planning services to the then-existing Hayden customer base as well as future customers.  In connection with this transaction, the Company recorded intangible assets related to customer relationships of $710,000, goodwill of $1,310,000 and a note payable with a present value of $625,000.  The acquired business is being operated as a division of the Bank and, during 2010 and 2009, generated total revenues of approximately $769,000 and $713,000, respectively.

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

	December 31,
	2010	2009
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,730	$4,450
Construction loans in process	271	763
Commitments to fund unused lines of credit:
Commercial lines	17,357	16,243
Consumer lines	154	165

	$19,512	$21,621

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 4 - Financial Instruments with Off-Balance Sheet Risk (Continued)

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

Note 5 - Securities Available for Sale

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage
Corporation	$102	$4	$-	$106
Federal National Mortgage Association	55	1	-	56

	$157	$5	$-	$162

	December 31, 2009
	(In Thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage
Corporation	$117	$1	$-	$118
Federal National Mortgage Association	57	1	-	58

	$174	$2	$-	$176

There were no sales of securities available for sale during the years ended December 31, 2010 and 2009.

During 2009, the Company determined that its investment in Federal National Mortgage Association common stock was other-than-temporarily impaired and wrote off the Company’s entire $4,000 investment.

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due after ten years	$157	$162	$174	$176

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 6 - Securities Held to Maturity

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Government National Mortgage
Association	$14,521	$355	$-	$14,876
Federal Home Loan Mortgage
Corporation	345	11	-	356
Federal National Mortgage Association	352	9	-	361
Collateralized mortgage obligations	4,639	109	-	4,748
Other	1	-	-	1

	$19,858	$484	$-	$20,342

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Government National Mortgage
Association	$10,928	$15	$-	$10,943
Federal Home Loan Mortgage
Corporation	410	5	1	414
Federal National Mortgage Association	458	10	-	468
Collateralized mortgage obligations	46	1	-	47
Other	3	-	-	3
	$11,845	$31	$1	$11,875

There were no sales of securities held to maturity during the years ended December 31, 2010 and 2009.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 6 - Securities Held to Maturity (Continued)

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due after one but within five years	$-	$-	$21	$21
Due after five but within ten years	306	312	336	338
Due after ten years	19,552	20,030	11,488	11,516

	$19,858	$20,342	$11,845	$11,875

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held to maturity were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2009:
Mortgage-backed
Securities-FHLMC	$-	$-	$127	$1	$127	$1

At December 31, 2009, three mortgage-backed securities had unrealized losses.  Management concluded that the unrealized losses reflected above were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company had not decided to sell these securities and would not, more likely than not, be required to sell these securities prior to full recovery of fair value to a level equal to or exceeding amortized cost.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 7 - Loans Receivable and the Allowance for Loan Losses

	December 31,
	2010	2009
	(In Thousands)
Residential real estate:
One-to-four family	$211	$244
Multi-family	190,042	201,059
Mixed use	55,244	59,779

	245,497	261,082
Non-residential real estate	100,925	105,194
Construction	12,913	15,121
Commercial	12,140	10,400
Consumer	63	150

Total Loans	371,538	391,947

Allowance for loan losses	(7,647)	(6,733)
Deferred loan fees and costs	907	1,052

Net Loans	$364,798	$386,266

Loans serviced for the benefit of others totaled approximately $9,543,000 and $11,200,000 at December 31, 2010 and 2009, respectively.

The Company had no loans to related parties at December 31, 2010 and 2009.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of the allowance for loan losses:

Allowance for Loan Losses for the Year Ended December 31, 2010 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,948	$2,495	$186	$104	$-	$6,733
Charge-offs	1,211	1,407	-	-	-	2,618
Recoveries	45	-	-	-	-	45
Provision	1,142	472	1,897	(24)	-	3,487
Ending balance	$3,924	$1,560	$2,083	$80	$-	$7,647

Ending balance: individually
evaluated for impairment	$368	$82	$1,756	$-	$-	$2,206

Ending balance: collectively
evaluated for impairment	$3,556	$1,478	$327	$80	$-	$5,441

Loan receivables:
Ending balance	$245,497	$100,925	$12,913	$12,140	$63	$371,538

Ending balance: individually
evaluated for impairment	$7,696	$10,399	$11,575	$-	$-	$29,670

Ending balance: collectively
evaluated for impairment	$237,801	$90,526	$1,338	$12,140	$63	$341,868

Allowance for Loan Losses for the Year Ended December 31, 2009 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$923	$851	$21	$80	$-	$1,865
Charge-offs	857	1,589	-	-	-	2,446
Recoveries	-	-	-	-	-	-
Provision	3,882	3,243	165	24	-	7,314
Ending balance	$3,948	$2,495	$186	$104	$-	$6,733

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of our impaired loans.

Impaired Loans for the Year Ended December 31, 2010 (in thousands)

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$6,608	$6,608	$-	$6,505	$246
Non-residential real estate	9,903	9,903	-	10,086	268
Construction	-	-	-	-	-
Subtotal	16,511	16,511	-	16,591	514

With an allowance recorded:
Residential real estate-Multi-family	1,088	1,088	368	1,147	-
Non-residential real estate	496	496	82	414	5
Construction	11,575	11,575	1,756	11,696	464
Subtotal	13,159	13,159	2,206	13,257	469

Total:
Residential real estate-Multi-family	7,696	7,696	368	7,652	246
Non-residential	10,399	10,399	82	10,500	273
Construction	11,575	11,575	1,756	11,696	464
Total	$29,670	$29,670	$2,206	$29,848	$983

Impaired Loans for the Year Ended December 31, 2009 (in thousands)

Impaired loans with specific loss allowances	$-
Impaired loans without specific loss allowances	33,325

33,325
Specific loss allowance	-

Net impaired loans at year end	$33,325
Average investment in impaired loans during the year	$24,164
Interest recorded on impaired loans during the year	$960

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of December 31, 2010 and 2009 (in thousands)

	2010	2009

Residential real estate-Multi-family	$2,219	$5,806
Non-residential real estate	5,457	14,344
Construction loans	11,575	-

Total	$19,251	$20,150

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

During the years ended December 31, 2010 and 2009, the Bank recognized interest income of approximately $464,000 and $453,000, respectively, on the non-accrual loans.  Interest income that would have been recorded had the loans been on the accrual status would have amounted to approximately $941,000 and $1,233,000 for the years ended December 31, 2010 and 2009, respectively.  The Bank is not committed to lend additional funds to borrowers whose loans have been placed on the non-accrual status.  At December 31, 2009, there were no loans which were 90 days or more delinquent and accruing interest.

See notes to consolidated financial statements.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of December 31, 2010 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$-	$-	$-	$-	$211	$211	$-
Multi-family	1,450	-	4,774	6,224	183,818	190,042	2,555
Mixed-use	-	-	-	-	55,244	55,244	-
Non-residential real estate	-	-	5,457	5,457	95,468	100,925	-
Construction loans	-	-	11,575	11,575	1,338	12,913	-
Commercial loans	-	-	-	-	12,140	12,140	-
Consumer..	2	-	-	2	61	63	-
Total loans	$1,452	$-	$21,806	$23,258	$348,280	$371,538	$2,555

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Quality Indicators as of December 31, 2010 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial	Consumer	Total
Grade:
Pass	$237,801	$90,526	$1,338	$12,140	$63	$341,868
Special Mention	2,625	4,942	-	-	-	7,567
Substandard	5,071	5,457	11,575	-	-	22,103
Total	$245,497	$100,925	$12,913	$12,140	$63	$371,538

Note 8 - Premises and Equipment, Net

	December 31,
	2010	2009
	(In Thousands)
Land
	$1,291	$1,549
Buildings and improvements	7,954	9,844
Leasehold improvements	615	736
Furnishings and equipment	5,798	6,164

	15,658	18,293
Accumulated depreciation and amortization	(8,874)	(10,073)

	$6,784	$8,220

Note 9 - Accrued Interest Receivable, Net

	December 31,
	2010	2009
	(In Thousands)

Loans	$2,902	$2,525
Securities	60	30
	2,962	2,555
Allowance for uncollected interest	(1,258)	(631)
	$1,704	$1,924

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 10 - Goodwill and Intangible Assets

Goodwill and intangible assets at December 31 are summarized as follows (in thousands):

	2010	2009
Goodwill	$1,310	$1,310
Customer relationships intangible	527	588
Total	$1,837	$1,898

The gross amount of intangible assets was $710,000 at both December 31, 2010 and 2009.  Amortization expense of intangible assets was $61,000 during each of the years ended December 31, 2010 and 2009.  Scheduled amortization for each of the next five years and thereafter is as follows (in thousands):

2011	$61
2012	61
2013	61
2014	61
2015	61
Thereafter	222

Note 11 - Real Estate Owned (“REO”)

The Company owned two properties valued at approximately $933,000 at December 31, 2010.  Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  REO expense during 2010 amounted to $307,000, including a loss of $103,000 on the sale of three properties and net holding expenses of $204,000.

The Company held one property valued at approximately $636,000 at December 31, 2009.  REO expenses during 2009 amounted to $177,000, including a loss of $98,000 on the sale of two properties and net holding expenses of $79,000.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 12 – Deposits
	December 31,
	2010		2009
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$9,839	0.00%	$11,594	0.00%
NOW and money market	83,839	0.86%	72,755	1.55%
	93,678	0.77%	84,349	1.33%

Savings accounts	55,898	0.60%	60,033	0.73%

Certificates of deposit maturing in:
One year or less	143,728	2.02%	180,470	2.79%
After one to two years	24,019	3.44%	28,884	3.51%
After two to three years	3,809	2.88%	19,460	4.06%
After three to four years	2,901	3.11%	3,277	3.27%
After four to five years	2,797	2.06%	3,045	3.06%

	177,254	2.25%	235,136	3.00%

	$326,830	1.54%	$379,518	2.27%

As of December 31, 2010 and 2009, certificates of deposits over $100,000 totaled $86,802,000 and $97,246,000, respectively.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2010	2009
	(In Thousands)
Demand deposits	$1,174	$423
Savings accounts	407	461
Certificates of deposit	5,810	7,796

	$7,391	$8,680

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 13 – Federal Home Loan Bank of New York (“FHLB”) Advances

	December 31,
	2010		2009
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Advances maturing in:
One year or less	$10,000	2.80%	$10,000	3.58%
After one to two years	-	-%	10,000	2.80%
After two to three years	10,000	3.70%	-	-%
After four to five years	5,000	3.64%	15,000	3.68%

	$25,000	3.33%	$35,000	3.40%

At December 31, 2010, none of the above advances were subject to early call or redemption features.

At December 31, 2010, the advances were secured by a pledge of the Bank’s investment in the capital stock of the FHLB and a blanket assignment of the Bank’s otherwise unpledged qualifying mortgage loans.

At December 31, 2010, the Bank had the ability to borrow $63.8 million, net of $25.0 million in outstanding advances, from the Federal Home Loan Bank of New York.

Note 14 - Note Payable

In conjunction with the Hayden acquisition on November 16, 2007, the Company incurred a four-year, zero-coupon note payable of $700,000.  The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000.  The note was initially recorded at $625,000, assuming a 4.60% discount rate.  The note payable balance at December 31, 2010 and 2009, was $168,000 and $328,000, respectively, and the note discount accreted during 2010 and 2009 totaled $15,000 and $22,000, respectively.

Note 15 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments.  Retained earnings at December 31, 2010 and 2009, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided.  If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 15 - Income Taxes (Continued)
The components of income taxes (benefit) are summarized as follows:

	Years Ended December 31,
	2010	2009
	(In Thousands)
Current tax expense (benefit)	$715	$(328)
Deferred tax expense (benefit)	189	(2,484)

Income Tax Expense (Benefit)	$904	$(2,812)

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying normal federal income tax rates to income before taxes:

	Years Ended December 31,
	2010	2009
	(Dollars In Thousands)
Federal income tax at statutory rates	$942	$(1,846)
State and City tax, net of federal income tax
effect	202	(651)
Non-taxable income on bank owned life
insurance	(212)	(143)
Other	(28)	(172)

Income Tax Expense (Benefit)	$904	$(2,812)

Effective Income Tax Rate	32.6%	(51.8%)

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 15 - Income Taxes (continued)

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2010	2009
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$2,269	$2,810
Reserve for uncollected interest	525	263
Depreciation	143	258
Benefit plans	879	568
Accumulated other comprehensive loss - DRP	133	123
Other	8	26

Total Deferred Tax Assets	3,957	4,048

Deferred tax liability:
Unrealized gain on securities available for sale	2	1
Goodwill	109	73
Other	52	-
Gain on sale of building	2,834	2,834

Total Deferred Tax Liabilities	2,997	2,908

Net Deferred Tax Asset	$960	$1,140

Note 16 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2010	2009
	(In Thousands)
Service contracts	$283	$268
Insurance	212	200
Audit and accounting	333	310
Directors compensation	305	297
Telephone	212	270
Office supplies and stationary	128	221
Director, officer, and employee expenses	247	292
Legal fees	603	381
Other	737	891
	$3,060	$3,130

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 17 - Benefits Plans

Outside Director Retirement Plan (“DRP”)
Effective January 1, 2006, the Bank implemented the DRP. This plan is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The following table sets forth the funded status of the DRP and components of net pension periodic expense measured as of December 31:

	Years Ended December 31,
	2010	2009
	(Dollars In Thousands)
Benefit Obligation – beginning	$659	$585
Service cost	53	51
Interest cost	39	34
Actuarial loss (Gain)	(13)	(11)

Benefit Obligation – ending	$738	$659

Funded Status – Accrued liability included in accounts payable and accrued
expenses	$738	$659

Accumulated benefit obligations	$690	$607

Discount rate	6.00%	6.00%
Salary increase rate	2.00%	2.00%
Net periodic pension expense:
Service cost	$53	$51
Interest cost	39	34
Actuarial loss recognized	6	8
Prior service cost recognized	21	21

Total net periodic pension expense included in other non-interest
expenses	$119	$114
Discount rate	6.00%	6.00%
Salary increase rate	2.00%	2.00%

Approximately $25 of prior service cost and unrecognized actuarial losses are expected to be included in net periodic pension expense in 2011.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 17 - Benefits Plans (Continued)

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2011	$30
2012	61
2013	61
2014	61
2015	93
Thereafter	467

Supplemental Executive Retirement Plan (“SERP”)

Effective January 1, 2006, the Bank implemented the SERP.  This plan is a non-contributory defined benefit plan that covers the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Mortgage Officer.  The Chief Mortgage Officer, who resigned and left the Bank in 2010, is no longer participating in the SERP.

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

During the years ended December 31, 2010 and 2009, expenses of $515,000 and $196,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Operations under Salaries and Employee Benefits.  At December 31, 2010 and 2009, a liability for this plan of $1,101,000 and $587,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

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

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Company’s initial public stock offering, the Bank established an ESOP for all eligible employees (substantially all full-time employees).  The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of Company common stock at $10.00 per share.  The loan from the Company carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025.  Each year, the Bank intends to make discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company.  The ESOP may further pay down the principal balance of the loan by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the ESOP loan was $4,359,000 and $4,504,000 at December 31, 2010 and 2009, respectively.

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

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 17 - Benefits Plans (Continued)

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition.  Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month.  ESOP expense during the years ended December 31, 2010 and 2009, totaled approximately $154,000 and $196,000, respectively.  Dividends on unallocated shares, which totaled approximately $51,000 and $59,000 during 2010 and 2009, respectively,  are recorded as a reduction of the ESOP loan.  Dividends on allocated shares, which totaled approximately $12,000 and $8,000 during 2010 and 2009, respectively, are charged to retained earnings.  ESOP shares are summarized as follows:

ESOP shares are summarized as follows:

	December 31,
	2010	2009
Allocated shares	103,684	77,763
Shares committed to be released	25,921	25,921
Unearned shares	388,815	414,736

Total ESOP Shares	518,420	518,420

Fair value of unearned shares	$2,177,000	$2,725,000

Note 18 - Commitments and Contingencies

Lease Commitments

Rentals under operating leases for certain branch offices and land amounted to $422,000 and $341,000 for the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, the minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

Year ending December 31,
2011	$245
2012	150
2013	153
2014	156
2015	107
Thereafter	1,123
$1,934

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

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 19 - Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The Company’s securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets and liabilities on a non-recurring basis, such as securities held to maturity, impaired loans and other real estate owned.  U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2010:	(In Thousands)
Mortgage-backed securities -
residential:
Federal Home Loan Mortgage
Corporation	$106	$-	$106	$-
Federal National Mortgage
Association	56	-	56	-
December 31, 2009:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage
Corporation	$118	$-	$118	$-
Federal National Mortgage
Association	58	-	58	-

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 19- Fair Value Disclosures (continued)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
December 31, 2010:
Impaired loans	$10,953	$-	$-	$10,953
December 31, 2009:
Impaired loans	$4,122	$-	$-	$4,122

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2010 and 2009:

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

Note 19 - Fair Value Disclosures (Continued)

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2010 and 2009, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 19 - Fair Value Disclosures (Continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

	December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$44,453	$44,453	$88,718	$88,718
Certificates of deposit	2,988	2,988	8,715	8,715
Securities available for sale	162	162	176	176
Securities held to maturity	19,858	20,342	11,845	11,875
Loans receivable	364,798	372,322	386,266	395,366
FHLB stock	1,884	1,884	2,277	2,277
Accrued interest receivable	1,704	1,704	1,924	1,924

Financial liabilities:
Deposits	326,830	330,471	379,518	385,820
FHLB advances	25,000	26,759	35,000	36,805
Note payable	168	173	328	335

Note 20 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp (Parent company only) as of December 31, 2010 and 2009 and for the years then ended.

Statements of Financial Condition

	December 31,
	2010	2009
Assets	(In Thousands)
Cash and due from banks	$18,319	$19,910
Investment in subsidiary	85,602	83,711
ESOP loan receivable	4,359	4,504
Other assets	22	4
Total Assets	$108,302	$108,129

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$163	$681
Total Liabilities	163	681

Total Stockholders’ Equity	108,139	107,448

Total Liabilities and Stockholders’ Equity	$108,302	$108,129

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 20 – Parent Company Only Financial Information (Continued)

Statements of Income
	Years Ended December 31,
	2010	2009
	(In Thousands)
Interest income – interest- earning deposits	$66	$189
Interest income – ESOP loan	371	383
Operating expenses	(265)	(215)

Income before Income Tax Expense and Equity in Undistributed
Earnings (Loss) of Subsidiary	172	357

Income tax expense	50	147

Income before Equity in Undistributed
Earnings (Loss) of Subsidiary	122	210

Equity in undistributed earnings (loss) of subsidiary	1,746	(2,826)

Net Income (loss)	$1,868	$(2,616)

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 20 – Parent Company Only Financial Information (Continued)

Statements of Cash Flow
	Years Ended December 31,
	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income (loss)	$1,868	$(2,616)
Adjustments to reconcile net income (loss) to net cash (used)
provided by operating activities:
Equity in undistributed loss (earnings) of subsidiary	(1,746)	2,826
(Increase) in other assets	(18)	(2)
Increase (decrease) in other liabilities	(522)	127

Net Cash Provided by (Used in) Operating Activities	(418)	335

Cash Flows from Investing Activities
Capital infusion to subsidiary	-	(5,000)
Repayment of ESOP loan	145	133

Net Cash Provided by (Used in) Investing Activities	145	(4,867)

Cash Flows from Financing Activities
Cash dividends paid	(654)	(662)
Purchase of treasury stock	(664)	-

Net Cash Used in Financing Activities	(1,318)	(662)

Net Decrease in Cash and Cash Equivalents	(1,591)	(5,194)

Cash and Cash Equivalents - Beginning	19,910	25,104

Cash and Cash Equivalents - Ending	$18,319	$19,910

Index

Northeast Community Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 21 - Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This ASU amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This ASU is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company adopted this guidance in 2010 and it did not have a material effect on the Company’s consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (1) A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect the Level 3 disclosures to have a material effect on its consolidated financial statements when adopted in 2011.

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

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30.  This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The Company adopted this guidance in 2010 and it did not have a material effect on the Company’s consolidated financial statements.

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

Note 21 - Recent Accounting Pronouncements (Continued)

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

The Company adopted this guidance in 2010 and it did not have a material effect on the Company’s consolidated financial statements.

ASU 2011-01 deferred the effective date of the ASU 2010-20 disclosures related to troubled debt restructuring until the interim and annual period ending after June 15, 2011.  The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

ASU 2010-28, Intangibles—Goodwill and Other (Topic 350):  The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.