Form 10-Q
period 2011-03-31
NORTHEAST COMMUNITY BANCORP INC
filed 2011-05-16
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, there were 13,004,102 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2011	December 31, 2010
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,861	$2,494
Interest-bearing deposits	32,877	41,959
Cash and cash equivalents	35,738	44,453

Certificates of deposit	2,988	2,988
Securities available-for-sale	159	162
Securities held-to-maturity	19,789	19,858
Loans receivable, net of allowance for loan losses of $7,908 and $7,647, respectively	362,812	364,798
Premises and equipment, net	6,689	6,784
Federal Home Loan Bank of New York stock, at cost	1,884	1,884
Bank owned life insurance	16,291	16,145
Accrued interest receivable	1,727	1,704
Goodwill	1,310	1,310
Intangible assets	512	527
Real estate owned	933	933
Other assets	3,852	4,462
Total assets	$454,684	$466,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$9,435	$9,839
Interest bearing	304,627	316,991
Total deposits	314,062	326,830

Advance payments by borrowers for taxes and insurance	4,244	3,384
Federal Home Loan Bank advances	25,000	25,000
Accounts payable and accrued expenses	2,571	2,487
Note payable	170	168
Total liabilities	346,047	357,869
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 13,071,402 shares in 2011 and 13,114,800 in 2010	132	132
Additional paid-in capital	57,366	57,391
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,823)	(3,888)
Retained earnings	56,007	55,335
Treasury stock – at cost, 153,598 shares and 110,200 shares respectively	(925)	(664)
Accumulated comprehensive loss	(120)	(167)
Total stockholders’ equity	108,637	108,139
Total liabilities and stockholders’ equity	$454,684	$466,008
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)

Interest Income:

Loans	$5,599	$5,767
Interest-earning deposits	7	48
Securities – taxable	185	202

Total Interest Income	5,791	6,017

Interest Expense:

Deposits	1,185	2,010
Borrowings	175	297

Total Interest Expense	1,360	2,307

Net Interest Income	4,431	3,710

Provision for Loan Losses	328	34

Net Interest Income after Provision for Loan Losses	4,103	3,676

Non-Interest Income:
Other loan fees and service charges	62	58
Loss on disposition of equipment	-	(7)
Earnings on bank owned life insurance	146	153
Investment advisory fees	210	180
Other	3	4

Total Non-Interest Income	421	388
Non-Interest Expenses:

Salaries and employee benefits	1,690	1,783
Occupancy expense	276	333
Equipment	135	137
Outside data processing	208	208
Advertising	21	22
Real estate owned expense (income)	9	(1)
FDIC insurance premiums	132	134
Other	709	679

Total Non-Interest Expenses	3,180	3,295

Income before Provision for Income Taxes	1,344	769

Provision for Income Taxes	509	246

Net Income	$835	$523
Net Income per Common Share – Basic	$0.07	$0.04
Weighted Average Number of Common Shares Outstanding – Basic	12,721	12,814
Dividends Declared per Common Share	$.03	$.03

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2011 and 2010

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity	Comprehensive Income
Balance at December 31, 2009	$132	$57,496	$(4,147)	$54,121	$-	$(154)	$107,448
Comprehensive income:
Net income	-	-	-	523	-	-	523	$523
Unrealized loss on securities available for sale, net of taxes of $1	-	-	-	-	-	1	1	1
Pension liability – DRP, net of taxes of $11	-	-	-	-	-	(4)	(4)	(4)
Cash dividend declared ($.03 per share)	-	-	-	(166)	-	-	(166)
ESOP shares earned	-	(22)	64	-	-	-	42
Total Comprehensive Income								$520
Balance - March 31, 2010	$132	$57,474	$(4,083)	$54,478	$-	$(157)	$107,844
Balance at December 31, 2010	$132	$57,391	$(3,888)	$55,335	$(664)	$(167)	$108,139
Comprehensive income:
Net income	-	-	-	835	-	-	835	$835
Pension liability – DRP, net of taxes of $16	-	-	-	-	-	47	47	47
Purchase of 43,398 shares of treasury stock	-	-	-	-	(261)	-	(261)
Cash dividend declared ($.03 per share)	-	-	-	(163)	-	-	(163)
ESOP shares earned	-	(25)	65	-	-	-	40
Total Comprehensive Income								$882
Balance - March 31, 2011	$132	$57,366	$(3,823)	$56,007	$(925)	$(120)	$108,637

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$835	$523
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	21	5
Provision for loan losses	328	34
Depreciation	173	200
Net amortization of deferred loan fees and costs	35	28
Amortization of intangible assets	15	19
Deferred income taxes	51	217
Accretion of discount on note payable	2	4
Retirement plan expense	168	173
Loss on disposal of equipment	-	7
Earnings on bank owned life insurance	(146)	(153)
ESOP compensation expense	40	42
Increase in accrued interest receivable	(23)	(47)
Decrease in other assets	578	107
Decrease in accounts payable and accrued expenses	(56)	(155)
Net Cash Provided by Operating Activities	2,021	1,004
Cash Flows from Investing Activities:
Net decrease (increase) in loans	1,623	(1,653)
Purchase of securities held-to-maturity	(984)	(22,568)
Principal repayments on securities available-for-sale	3	3
Principal repayments on securities held-to-maturity	1,032	192
Proceeds from maturities of certificates of deposit	-	4,980
Purchases of premises and equipment	(78)	(26)
Purchase of bank owned life insurance	-	(5,000)
Net Cash Provided by (Used in) Investing Activities	1,596	(24,072)
Cash Flows from Financing Activities:

Net decrease in deposits	(12,768)	(11,914)
Proceeds from FHLB of NY advances	10,000	-
Repayment of FHLB of NY advances	(10,000)	-
Purchase of treasury stock	(261)	-
Increase in advance payments by borrowers for taxes and insurance	860	1,402
Cash dividends paid to minority shareholders	(163)	(166)

Net Cash Used in Financing Activities	(12,332)	(10,678)

Net Decrease in Cash and Cash Equivalents	(8,715)	(33,746)

Cash and Cash Equivalents - Beginning	44,453	88,718

Cash and Cash Equivalents - Ending	$35,738	$54,972

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid (refunded)	$(304)	$-
Interest paid	$1,360	$2,307

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

NECP, a New York limited liability company, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  As of March 31, 2011, NECP had title to two multi-family properties.  The Bank accepted a deed-in-lieu of foreclosure and transferred the first property to NECP on November 19, 2008.  In addition, the Bank accepted a deed-in-lieu of foreclosure and transferred the second property to NECP on November 30, 2010.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2010 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.  In preparing these consolidated financial statements, the Company evaluated the events that occurred after March 31, 2011 and through the date these consolidated financial statements were issued.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the three-month periods ended March 31, 2011 and 2010, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2010 and March 31, 2011, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan.  As of December 31, 2010, the Company had allocated 103,684 shares to participants, and an additional 25,921 shares had been committed to be released.  As of March 31, 2011, the Company had allocated 129,605 shares to participants, and an additional 6,480 shares had been committed to be released.  The Company recognized compensation expense of $40,000 and $42,000 during the three-month periods ended March 31, 2011 and 2010, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:
	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Service cost	$13	$14
Interest cost	10	10
Amortization of prior service cost	5	5
Amortization of actuarial loss	1	2
Total	$29	$31

This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The amortization of prior service cost and actuarial loss in the three-month periods ended March 31, 2011 and 2010 is also reflected as a reduction in other comprehensive income during the period.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$101	$2	$-	$103
Federal National Mortgage Association	54	2	-	56
Total	$155	$4	$-	$159

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$13,811	$215	$-	$14,026
Federal Home Loan Mortgage Corporation	335	7	1	341
Federal National Mortgage Association	335	8	-	343
Collateralized mortgage obligations-GSE	4,322	112	-	4,434
Other	1	-	-	1
Total Mortgage-backed securities - residential	18,804	342	1	19,145
U.S. Government agencies	985	-	3	982
Total	$19,789	$342	$4	$20,127

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$102	$4	$-	$106
Federal National Mortgage Association	55	1	-	56
Total	$157	$5	$-	$162

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$14,521	$355	$-	$14,876
Federal Home Loan Mortgage Corporation	345	11	-	356
Federal National Mortgage Association	352	9	-	361
Collateralized mortgage obligations-GSE	4,639	109	-	4,748
Other	1	-	-	1
Total	$19,858	$484	$-	$20,342

NOTE 5 – INVESTMENTS (Continued)

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	March 31, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Due after ten years	$155	$159

	$155	$159

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	March 31, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Due after one but within five years	$5	$5
Due after five but within ten years	284	289
Due after ten years	18,515	18,851

	$18,804	$19,145

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Contractual final maturities of U.S. Government agency securities held to maturity were as follows:

	March 31, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Due after five but within ten years	$985	$982

	$985	$982

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to potential calling of these securities by the issuers.

The age of unrealized losses and the fair value of related securities available for sale and held to maturity were as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2011
U.S. Government agencies	$982	$3	$-	$-	$982	$3
Mortgage-backed Securities-FHLMC	225	1	-	-	225	1
	$1,207	$4	$-	$-	$1,207	$4

December 31, 2010
Mortgage backed Securities-FHLMC	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

NOTE 5 – INVESTMENTS (Continued)

At March 31, 2011, six mortgage-backed securities and one U.S. Government agency security had unrealized losses.  Management concluded that the unrealized losses reflected above for these securities were temporary in nature since they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, as the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market recovery, these investments are not considered to be other-than-temporarily impaired.

NOTE 6 – FAIR VALUE DISCLOSURES

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2011:	(In Thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$103	$-	$103	$-
Federal National Mortgage Association	56	-	56	-
December 31, 2010:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$106	$-	$106	$-
Federal National Mortgage Association	56	-	56	-

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
March 31, 2011:
Impaired loans	$9,989	$-	$-	$9,989
December 31, 2010:
Impaired loans	$10,953	$-	$-	$10,953

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

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

For performing loans, fair value is calculated by discounting scheduled future cash flows through estimated maturity using a current market rate.  The discounted value of the cash flows is reduced by a credit risk adjustment based on internal loan classifications.

For non-performing loans, fair value is calculated by first reducing the carrying value by a credit risk adjustment based on internal loan classifications, and then discounting the estimated future cash flows from the remaining carrying value at a market rate.

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

For impaired loans which the Company has measured and recorded impairment generally based on the fair value of the loan’s collateral, fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are typically included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Note Payable

The fair value of the note payable is estimated based on the discounted value of future contractual payments.  The discount rate is equivalent to the estimated rate at which the Company could currently obtain similar financing.

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2011 and December 31, 2010, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$35,738	$35,738	$44,453	$44,453
Certificates of deposit	2,988	2,988	2,988	2,988
Securities available for sale	159	159	162	162
Securities held to maturity	19,789	20,127	19,858	20,342
Loans receivable	362,812	367,953	364,798	372,322
FHLB stock	1,884	1,884	1,884	1,884
Accrued interest receivable	1,727	1,727	1,704	1,704

Financial liabilities:
Deposits, including accrued interest	314,062	317,118	326,830	330,471
FHLB advances	25,000	27,562	25,000	26,759
Note payable	170	187	168	173

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2011	December 31, 2010
	(In Thousands)
Residential real estate:
One-to-four family	$203	$211
Multi-family	193,370	190,042
Mixed use	53,275	55,244

	246,848	245,497
Non-residential real estate	97,151	100,925
Construction	13,031	12,913
Commercial	12,746	12,140
Consumer	70	63

Total Loans	369,846	371,538

Allowance for loan losses	(7,908)	(7,647)
Deferred loan fees and costs	874	907

Net Loans	$362,812	$364,798

The following is an analysis of the allowance for loan losses:

Allowance for Loan Losses as of and for the Three Months Ended March 31, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,924	$1,560	$2,083	$80	$-	$7,647
Charge-offs	(67)	-	-	-	-	(67)
Recoveries	-	-	-	-	-	-
Provision	448	(139)	49	(30)	-	328
Ending balance	$4,305	$1,421	$2,132	$50	$-	$7,908
Ending balance: individually evaluated for impairment	$628	$-	$1,839	$-	$-	$2,467

Ending balance: collectively evaluated for impairment	$3,677	$1,421	$293	$50	$-	$5,441

Loan receivables:
Ending balance	$246,848	$97,151	$13,031	$12,746	$70	$369,846

Ending balance: individually evaluated for impairment	$8,081	$8,533	$10,284	$-	$-	$26,898

Ending balance: collectively evaluated for impairment	$238,767	$88,618	$2,747	$12,746	$70	$342,948

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses for the Year Ended December 31, 2010 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,948	$2,495	$186	$104	$-	$6,733
Charge-offs	(1,211)	(1,407)	-	-	-	(2,618)
Recoveries	45	-	-	-	-	45
Provision	1,142	472	1,897	(24)	-	3,487
Ending balance	$3,924	$1,560	$2,083	$80	$-	$7,647

Ending balance: individually evaluated for impairment	$368	$82	$1,756	$-	$-	$2,206

Ending balance: collectively evaluated for impairment	$3,556	$1,478	$327	$80	$-	$5,441

Loan receivables:
Ending balance	$245,497	$100,925	$12,913	$12,140	$63	$371,538

Ending balance: individually evaluated for impairment	$7,696	$10,399	$11,575	$-	$-	$29,670

Ending balance: collectively evaluated for impairment	$237,801	$90,526	$1,338	$12,140	$63	$341,868

The following is an analysis of the Company’s impaired loans.

Impaired Loans as of March 31, 2011 (in thousands)
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$5,909	$5,909	$-	$5,866	$40
Non-residential real estate	8,533	8,533	-	8,526	28
Construction	-	-	-	-	-
Subtotal	14,442	14,442	-	14,392	68
With an allowance recorded:
Residential real estate-Multi-family	2,172	2,172	628	2,112	-
Non-residential real estate	-	-	-	-	-
Construction	10,284	10,284	1,839	10,227	-
Subtotal	12,456	12,456	2,467	12,339	-
Total:
Residential real estate-Multi-family	8,081	8,081	628	7,978	40
Non-residential real estate	8,533	8,533	-	8,526	28
Construction	10,284	10,284	1,839	10,227
Total	$26,898	$26,898	$2,467	$26,731	$68

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is an analysis of the Company’s impaired loans.

Impaired Loans for the Year Ended December 31, 2010 (in thousands)

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$6,608	$6,608	$-	$6,505	$246
Non-residential real estate	9,903	9,903	-	10,086	268
Construction	-	-	-	-	-
Subtotal	16,511	16,511	-	16,591	514
With an allowance recorded:
Residential real estate-Multi-family	1,088	1,088	368	1,147	-
Non-residential real estate	496	496	82	414	5
Construction	11,575	11,575	1,756	11,696	464
Subtotal	13,159	13,159	2,206	13,257	469
Total:
Residential real estate-Multi-family	7,696	7,696	368	7,652	246
Non-residential real estate	10,399	10,399	82	10,500	273
Construction	11,575	11,575	1,756	11,696	464
Total	$29,670	$29,670	$2,206	$29,848	$983

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2011 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$-	$-	$-	$-	$203	$203	$-
Multi-family	-	257	6,047	6,304	187,066	193,370	-
Mixed-use	-	-	851	851	52,424	53,275	-
Non-residential real estate	-	-	5,463	5,463	91,688	97,151	-
Construction loans	-	1,666	10,284	11,950	1,081	13,031	-
Commercial loans	-	-	-	-	12,746	12,746	-
Consumer	-	-	-	-	70	70	-
Total loans	$-	$1,923	$22,645	$24,568	$345,278	$369,846	$-

Age Analysis of Past Due Loans as of December 31, 2010 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$-	$-	$-	$-	$211	$211	$-
Multi-family	1,450	-	4,774	6,224	183,818	190,042	2,555
Mixed-use	-	-	-	-	55,244	55,244	-
Non-residential real estate	-	-	5,457	5,457	95,468	100,925	-
Construction loans	-	-	11,575	11,575	1,338	12,913	-
Commercial loans	-	-	-	-	12,140	12,140	-
Consumer	2	-	-	2	61	63	-
Total loans	$1,452	$-	$21,806	$23,258	$348,280	$371,538	$2,555

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Quality Indicators as of March 31, 2011 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Grade:
Pass	$238,767	$88,618	$2,747	$12,746	$70	$342,948
Special Mention	2,337	2,023	-	-	-	4,360
Substandard	5,744	6,510	10,284	-	-	22,538
Total	$246,848	$97,151	$13,031	$12,746	$70	$369,846

Credit Quality Indicators as of December 31, 2010 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Grade:
Pass	$237,801	$90,526	$1,338	$12,140	$63	$341,868
Special Mention	2,625	4,942	-	-	-	7,567
Substandard	5,071	5,457	11,575	-	-	22,103
Total	$245,497	$100,925	$12,913	$12,140	$63	$371,538

NOTE 7 - LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of March 31, 2011 and December 31, 2010 (in thousands)

	2011	2010

Residential real estate-Multi-family	$6,898	$2,219
Non-residential real estate	5,463	5,457
Construction loans	10,284	11,575
Total	$22,645	$19,251

NOTE 8 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

On June 29, 2007, the Company completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Company received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Company received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  On July 29, 2009, prior to the due date, the $10.9 million Combined Note was extended to January 31, 2010.  The amount due on such date included interest and expenses.  The Company and the borrower agreed in December 2010 to extend the term of the Combined Note to June 30, 2011 after the borrower paid $1.9 million in cash to the Company in the fourth quarter of 2010.  The payment represents $1.5 million in interest income for 2009 and 2010 and $377,000 in pre-paid interest for the six months ending June 30, 2011.  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a first mortgage on the Property.  Based on a current appraisal, the loan to value is approximately 35%.  The Company recognized interest income of $188,000 during the three months ended March 31, 2011 and $1.5 million in interest income in 2010 since it believes the collection of the principal balance is assured. This note is not treated as a loan or extension of credit for purposes of the regulatory limits on loans to one borrower.

In connection with the sale of the branch office building, the Company entered into a 99-year lease agreement to enable the Company to retain a branch office at 1353-55 First Avenue.  This lease will be effective upon the completion of the renovation of the property.  The Company has temporarily relocated our First Avenue branch office to 1470 First Avenue while 1353-55 First Avenue is being renovated.

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  This ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession.  This ASU provides guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  For public entities, the amendments in this ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  Early adoption is permitted.  The Company is currently reviewing the effect on the Company’s consolidated financial statements.

NOTE 10 – STOCK REPURCHASE

On July 22, 2010, the Company announced that the Company’s Board of Directors approved the repurchase for up to 297,563 shares, or approximately 5.0% of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC (the “MHC”). These repurchases will be conducted solely through a Rule 10b5-1 repurchase plan.  Repurchased shares will be held in treasury.  Through March 31, 2011, the Company has purchased 153,598 shares at a cost of $925,000.

NOTE 11 – DIVIDEND RESTRICTION

The MHC held 7,273,750 shares, or 55.6%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 44.4% of outstanding stock, at March 31, 2011.  The MHC filed notice with, and received approval by, the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends for the four fiscal quarters ending June 30, 2011.

The MHC has waived receipt of past dividends paid by the Company.  The dividends waived are considered as a restriction on the retained earnings of the Company.  As of March 31, 2011 and December 31, 2010, the aggregate retained earnings restricted for cash dividends waived were $3,273,000 and $3,055,000, respectively.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision could require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss or a series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional discussion, see note 1 of the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for 2010.

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

First Quarter Performance Highlights

The Company’s earnings for the quarter ended March 31, 2011 increased by $312,000 over the same period in 2010.  Net interest income increased from period to period primarily as a result of the cost of our interest-bearing liabilities decreasing more than the corresponding decrease in the yield on our interest-earning assets.

Non-performing loans increased by $809,000, or 3.7%, to $22.6 million as of March 31, 2011 from $21.8 million as of December 31, 2010.  The increase in non-performing loans is primarily attributable to the addition of four non-performing multi-family mortgage loans and one non-performing mixed-use mortgage loan totaling $3.1 million, offset by the resolution of one multi-family mortgage loan and two construction mortgage loans totaling $2.5 million that became performing as of March 31, 2011.

We will continue to monitor these loans closely and adjust the level of allowance for loan losses appropriately as updated information becomes available.  In this regard, the Company’s Special Assets Group reviews all non-performing loans, potential non-performing loans, and restructured loans each month.  The monitoring of these loans by the Special Assets Group allows the Company to adjust its level of loan loss allowances quickly in response to even modest changes in the loan portfolio’s performance.

In an effort to reduce our loan concentration and risk exposure, we have proactively discontinued offering new nonresidential real estate loans and construction loans effective the first quarter of 2009 and are not currently offering such loans.

In light of recent consolidation in the banking industry in Massachusetts and consistent with the Company’s business plan, the Company intends to aggressively pursue opportunities to expand its business in Massachusetts, particularly in and around the I-495 corridor.  In 2009, NorthEast Community Bank opened two branches in Massachusetts, one in Danvers and one in Plymouth, and we continue to look for other branch sites within our Massachusetts market area and recently entered into a real estate contract to purchase a branch located in Malden, which is subject to certain closing conditions.  At this time, the Company is also focusing on opportunities to increase its loan production in Massachusetts in the areas of commercial real estate lending and commercial and industrial lending in a manner consistent with our conservative underwriting standards.  We are also exploring expanding our product offerings to include one- to four- family lending within our market area in Massachusetts and insurance products.  Beyond potential branch expansion, such growth in our product offerings may include the hiring of experienced lending professionals.  There is no assurance that we will be successful in implementing our expansion plans or that we will be able to hire the employees necessary to implement our plans.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets decreased by $11.3 million, or 2.4%, to $454.7 million at March 31, 2011 from $466.0 million at December 31, 2010.  The decrease in total assets was due to decreases of $8.7 million in cash and cash equivalents, $2.0 million in loans receivable, net, and $610,000 in other assets, offset by an increase of $146,000 in bank owned life insurance.  These decreases primarily resulted from a decrease of $12.8 million in deposits, partially offset by an increase of $860,000 in advance payments by borrowers for taxes and insurance.

 Cash and cash equivalents decreased by $8.7 million, or 19.6%, to $35.7 million at March 31, 2011, from $44.5 million at December 31, 2010.  The decrease in short-term liquidity funded a decrease of $12.8 million in deposits, offset by an increase of $860,000 in advance payments by borrowers for taxes and insurance.

Loans receivable, net, decreased by $2.0 million, or 0.5%, to $362.8 million at March 31, 2011 from $364.8 million at December 31, 2010 due primarily to loan repayments totaling $9.6 million and provision for loan losses, net of charge-offs, totaling $261,000 that exceeded loan originations of $7.9 million.

Other assets decreased by $610,000, or 13.7%, to $3.9 million at March 31, 2011 from $4.5 million at December 31, 2010 due primarily to reductions in various income tax accounts and the amortization of prepaid FDIC premiums during the March 31, 2011 quarter.  Bank owned life insurance increased by $146,000, or 0.9%, to $16.3 million at March 31, 2011 from $16.1 million at December 31, 2010 due primarily to accrued earnings during the March 31, 2011 quarter.

Deposits decreased by $12.8 million, or 3.9%, to $314.1 million at March 31, 2011 from $326.8 million at December 31, 2010.  The decrease in deposits was primarily attributable to decreases of $7.9 million in certificates of deposits, $6.0 million in our NOW and money market accounts, and $404,000 in non-interest bearing accounts, offset by increases of $1.5 million in our regular savings accounts.

Advance payments by borrowers for taxes and insurance increased by $860,000, or 25.4%, to $4.2 million at March 31, 2011 from $3.4 million at December 31, 2010 due primarily to accumulating balances paid into escrow accounts by borrowers.

Stockholders’ equity increased by $498,000, or 0.5%, to $108.6 million at March 31, 2011, from $108.1 million at December 31, 2010.  This increase was primarily the result of comprehensive net income of $882,000 and the amortization of $40,000 for the ESOP for the period, partially offset by treasury stock purchases of $261,000 and cash dividend declared of $163,000.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. Net income increased by $312,000, or 59.7%, to $835,000 for the quarter ended March 31, 2011, from $523,000 for the quarter ended March 31, 2010.  The increase was primarily the result of an increase of $721,000 in net interest income, an increase of $33,000 in non-interest income, and a decrease of $115,000 in non-interest expense, offset by an increase of $294,000 in provision for loan losses and an increase of $263,000 in the provision for income taxes.

Net Interest Income.   Net interest income increased by $721,000, or 19.4%, to $4.4 million for the three months ended March 31, 2011 from $3.7 million for the three months ended March 31, 2010.  The increase in net interest income resulted primarily from a decrease of $947,000 in interest expense that exceeded a decrease of $226,000 in interest income.  The increase in net interest income was also due to an increase of $6.6 million in average net interest-earning assets that resulted from decreases of $64.4 million in average deposits and borrowings that exceeded decreases of $57.8 million in average loans, securities, and other interest-earning assets.

The net interest spread increased by 113 basis points to 3.73% for the three months ended March 31, 2011 from 2.60% for the three months ended March 31, 2010.  The net interest margin increased by 107 basis points between these periods from 3.03% for the quarter ended March 31, 2010 to 4.10% for the quarter ended March 31, 2011.  The increase in the interest rate spread and the net interest margin in the first quarter of 2011 compared to the same period in 2010 was due to an increase in the yield on our interest-earning assets coupled with a decrease in the cost of our interest-bearing liabilities.

The yield on our interest-earning assets increased by 44 basis points to 5.36% for the three months ended March 31, 2011 from 4.92% for the three months ended March 31, 2010 and the cost of our interest-bearing liabilities decreased by 69 basis points to 1.63% for the three months ended March 31, 2011 from 2.32% for the three months ended March 31, 2010.  The increase in the yield on our interest-earning assets was due to an increase in the yield on loans as a result of a $13.0 million, or 36.4%, decrease in total non-performing loans to $22.6 million as of March 31, 2011 from $35.6 million as of March 31, 2010.  The decrease in the cost of our interest-bearing liabilities was due to the low interest rate environment in 2010 which continued into the first quarter of 2011.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2011 and 2010.

Net Interest Income.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$370,918	$5,599	6.04%	$394,366	$5,767	5.85%
Securities (including FHLB stock)	22,083	185	3.35	23,594	202	3.42
Other interest-earning assets	38,843	7	0.07	71,683	48	0.27
Total interest-earning assets	431,844	5,791	5.36	489,643	6,017	4.92
Allowance for loan losses	(7,638)			(6,726)
Non-interest-earning assets	34,052			37,729
Total assets	$458,258			$520,646

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$80,509	$160	0.79	$74,029	$240	1.30
Savings and club accounts	56,728	84	0.59	60,092	107	0.71
Certificates of deposit	174,269	941	2.16	228,874	1,663	2.91
Total interest-bearing deposits	311,506	1,185	1.52	362,995	2,010	2.21

Borrowings	22,446	175	3.12	35,329	297	3.36
Total interest-bearing liabilities	333,952	1,360	1.63	398,324	2,307	2.32

Noninterest-bearing demand	9,507			9,350
Other liabilities	5,812			5,382
Total liabilities	349,271			413,056

Stockholders’ equity	108,987			107,590
Total liabilities and Stockholders’ equity	$458,258			$520,646
Net interest income		$4,431			$3,710
Interest rate spread			3.73			2.60
Net interest margin			4.10			3.03
Net interest-earning assets	$97,892			$91,319
Interest-earning assets to interest-bearing liabilities	129.3%			122.9%

Total interest income decreased by $226,000, or 3.8%, to $5.8 million for the three months ended March 31, 2011, from $6.0 million for the three months ended March 31, 2010.  Interest income on loans decreased by $168,000, or 2.9%, to $5.6 million for the three months ended March 31, 2011 from $5.8 million for the three months ended March 31, 2010.  The average balance of the loan portfolio decreased by $23.4 million to $370.9 million for the three months ended March 31, 2011 from $394.4 million for the three months ended March 31, 2010 as repayments outpaced originations.  The average yield on loans increased by 19 basis points to 6.04% for the three months ended March 31, 2011 from 5.85% for the three months ended March 31, 2010 as a result of a $13.0 million, or 36.4%, decrease in total non-performing loans to $22.6 million as of March 31, 2011 from $35.6 million as of March 31, 2010.

Interest income on securities decreased by $17,000, or 8.4%, to $185,000 for the three months ended March 31, 2011 from $202,000 for the three months ended March 31, 2010.  The decrease was primarily due to a decrease of $1.5 million, or 6.4%, in the average balance of securities to $22.1 million for the three months ended March 31, 2011 from $23.6 million for the three months ended March 31, 2010.  The decrease in the average balance was due to the principal repayments on investment securities and a decrease in FHLB New York stock.  The decrease in interest income on securities was also due to a decrease of 7 basis points in the average yield on securities to 3.35% for the three months ended March 31, 2011 from 3.42% for the three months ended March 31, 2010.  The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities from March 31, 2010 to March 31, 2011.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $41,000, or 85.4%, to $7,000 for the three months ended March 31, 2011 from $48,000 for the three months ended March 31, 2010.  The decrease was primarily due to a decrease of 20 basis points in the average yield on other interest-earning assets to 0.07% for the three months ended March 31, 2011 from 0.27% for the three months ended March 31, 2010.  The decline in the yield was due to the maturity of higher yielding certificates of deposits at other financial institutions.  The decline in interest income on other interest-earning assets was also due to a decrease of $32.9 million, or 45.8%, in the average balance of other interest-earning assets to $38.8 million for the three months ended March 31, 2011 from $71.7 million for the three months ended March 31, 2010.  The decrease in the average balance of other interest-earning assets was due to the decrease in cash and cash equivalents and certificates of deposits at other financial institutions.

Total interest expense decreased by $947,000, or 41.0%, to $1.4 million for the three months ended March 31, 2011 from $2.3 million for the three months ended March 31, 2010.  Interest expense on deposits decreased by $825,000, or 41.0%, to $1.2 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010.  During this same period, the average interest cost of deposits decreased by 69 basis points to 1.52% for the three months ended March 31, 2011 from 2.21% for the three months ended March 31, 2010.

Due to an effort by the Company to decrease reliance on high cost certificates of deposits, the average balance of certificates of deposits decreased by $54.6 million, or 23.9%, to $174.3 million for the three months ended March 31, 2011 from $228.9 million for the three months ended March 31, 2010.  As a result of the decrease in the average balance of certificates of deposits, interest expense on our certificates of deposits decreased by $722,000, or 43.4%, to $941,000 for the three months ended March 31, 2011 from $1.7 million for the three months ended March 31, 2010.  The decrease in interest expense on our certificates of deposits was also due to a decrease in the interest cost of our certificates of deposits of 75 basis points to 2.16% for the three months ended March 31, 2011 from 2.91% for the three months ended March 31, 2010.

Interest expense on our other deposit products decreased by $103,000, or 29.7%, to $244,000 for the three months ended March 31, 2011 from $347,000 for the three months ended March 31, 2010.  The decrease was due to a decrease of 51 basis points in the cost of our interest-bearing demand deposits to 0.79% for the three months ended March 31, 2011 from 1.30% for the three months ended March 31, 2010 and a decrease of 12 basis points in the cost of our savings and holiday club deposits to 0.59% for the three months ended March 31, 2011 from 0.71% for the three months ended March 31, 2010.  The decrease was also due to a decrease of $3.4 million, or 5.6%, in the average balance of our savings and holiday club deposits to $56.7 million for the three months ended March 31, 2011 from $60.1 million for the three months ended March 31, 2010, offset by an increase of $6.5 million, or 8.8%, in our interest-bearing demand deposits to $80.5 million for the three months ended March 31, 2011 from $74.0 million for the three months ended March 31, 2010.

Interest expense on borrowings decreased by $122,000, or 41.1%, to $175,000 for the three months ended March 31, 2011 from $297,000 for the three months ended March 31, 2010.  The decrease was primarily due to a decrease of $12.9 million, or 36.5%, in the average balance of borrowed money to $22.4 million for the three months ended March 31, 2011 from $35.3 million for the three months ended March 31, 2010.

Interest expense on borrowings for the three months ended March 31, 2011 consisted of $173,000 in interest expense on an average balance of $22.3 million in FHLB advances and $2,000 in interest expense on an average balance of $168,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to $293,000 in interest expense on an average balance of $35.0 million in FHLB advances and $4,000 in interest expense on an average balance of $329,000 on the note incurred in connection with the acquisition of Hayden Financial Group LLC for the three months ended March 31, 2010.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Allowance at beginning of period	$7,647	$6,733
Provision for loan losses	328	34
Charge-offs	(67)	(393)
Recoveries	-	-
Net charge-offs	(67)	(393)
Allowance at end of period	$7,908	$6,374

Allowance to nonperforming loans	34.92%	17.90%
Allowance to total loans outstanding at the end of the period	2.14%	1.62%
Net charge-offs (recoveries) to average loans outstanding during the period	0.02%	0.10%

The allowance to nonperforming loans ratio increased to 34.92% at March 31, 2011 from 17.90% at March 31, 2010 due primarily to the decrease in nonperforming loans to $22.6 million at March 31, 2011 from $35.6 million at March 31, 2010.  The decrease in nonperforming loans was due to the identification, monitoring and resolution of several nonperforming loans that eventually were paid-off, became foreclosed properties and sold off, or became performing as of March 31, 2011.

The allowance for loan losses was $7.9 million at March 31, 2011, $7.7 million at December 31, 2010, and $6.4 million at March 31, 2010.  We recorded a provision for loan losses of $328,000 for the three-month period ended March 31, 2011 compared to a provision for loan losses of $34,000 for the three-month period ended March 31, 2010.

We charged-off $67,000 against one non-performing multi-family mortgage loan during the three months ended March 31, 2011 compared to charge-offs of $393,000 against five non-performing multi-family mortgage loans, two non-performing non-residential mortgage loans, and one performing multi-family mortgage loan during the three months ended March 31, 2010.  We did not have any recoveries during the three months ended March 31, 2011 and March 31, 2010.

Non-interest Income.  Non-interest income increased by $33,000, or 8.5%, to $421,000 for the three months ended March 31, 2011 from $388,000 for the three months ended March 31, 2010.  The increase was due to a $30,000 increase in fee income generated by Hayden Wealth Management Group, the Company’s investment advisory and financial planning services division, a $7,000 loss on the disposition of a fixed asset, and a $4,000 increase in other loan fees and service charges, offset by a $7,000 decrease in earnings on bank owned life insurance and a $1,000 decrease in other non-interest income.

Non-interest Expense.  Non-interest expense decreased by $115,000, or 3.5%, to $3.2 million for the three months ended March 31, 2011 from $3.3 million for the three months ended March 31, 2010.  The decrease resulted primarily from decreases of $93,000 in salaries and employee benefits, $57,000 in occupancy expense, $2,000 in equipment expense, $2,000 in FDIC insurance expense, and $1,000 in advertising expense, which were partially offset by increases of $30,000 in other non-interest expense and $10,000 in real estate owned expenses.

Salaries and employee benefits, which represent 53.1% of the Company’s non-interest expense, decreased by $93,000, or 5.2%, to $1.7 million in 2011 from $1.8 million in 2010 due to a decrease in the number of full time equivalent employees to 87 at March 31, 2011 from 100 at March 31, 2010.  The decrease was due to the sale of the Brooklyn branch office and a reduction in staff in various departments.

Occupancy expense decreased by $57,000, or 17.1%, to $276,000 in 2011 from $333,000 in 2010 due to the elimination of the occupancy expenses associated with the Brooklyn branch office.

Other non-interest expense increased by $30,000, or 4.4%, to $709,000 in 2011 from $679,000 in 2010 due mainly to increases of $57,000 in legal fees, $18,000 in audit and accounting fees, and $2,000 in telephone expenses.  These increases were partially offset by decreases of $17,000 in office supplies and stationery, $16,000 in miscellaneous non-interest expenses, $6,000 in insurance expense, $4,000 in directors compensation, $2,000 in directors, officers and employee expenses, and $2,000 in service contracts.

Real estate owned expenses increased to $9,000 in 2011 compared to income of $1,000 in 2010 due to maintenance and operation of two foreclosed properties (consisting of two multi-family properties) in 2011 compared to one foreclosed property in 2010.

Income Taxes. Income tax expense increased by $263,000, or 106.9%, to $509,000 for the three months ended March 31, 2011 from $246,000 for the three months ended March 31, 2010.  The increase resulted primarily from a $575,000 increase in pre-tax income in 2011 compared to 2010.  The effective tax rate was 37.8% for the three months ended March 31, 2011 and 32.0% for the three months ended March 31, 2010.  The increase in the effective tax rate between periods was due to a lower percentage of our pre-tax income being tax-exempt.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At March 31, 2011	At December 31, 2010
	(Dollars in thousands)

Non-accrual loans	$22,645	$19,251
Loans past due 90 days or more and accruing	-	2,555
Total nonaccrual and 90 days or more past due loans	22,645	21,806
Other non-performing loans	-	-
Total non-performing loans	22,645	21,806
Real estate owned	933	933
Total non-performing assets	23,578	22,739
Troubled debt restructurings	26,755	30,893
Total troubled debt restructurings and non-performing assets	$50,333	$53,632

Total non-performing loans to total loans	6.12%	5.87%
Total non-performing loans to total assets	4.98%	4.88%
Total non-performing assets and troubled debt restructurings to total assets	11.07%	11.51%

Non-accrual loans at March 31, 2011 consisted of eighteen loans in the aggregate – eight multi-family mortgage loans, two mixed-use mortgage loans, three non-residential mortgage loans, and five construction mortgage loans.

The eight non-accrual multi-family mortgage loans, net of a charge-off of $445,000, totaled $6.0 million at March 31, 2011, consisting of the following mortgage loans:

(1)
A delinquent loan with an outstanding balance of $1.5 million secured by an apartment building.  The Company filed a foreclosure action and we are waiting for the court to grant the Company’s request for the appointment of a receiver for the property.  We do not anticipate a loss on this loan.

(2)
A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building.  The borrower and all his related properties are operating under Chapter 11 bankruptcy protection and are making regularly scheduled payments as approved by the Trustee.  A hearing has been scheduled for June  2011 where the debtor will re-present the amended plan to the judge for discussion.  Based on the current appraisal and the reorganization plan before the Court, we expect repayment of all principal and interest due on this loan.  We do not anticipate a loss on this loan.

(3)
A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building.  The delinquency is the result of a lawsuit claiming a title defect that affects the property, filed by the previous owner, claiming that the debtor never owned record title to the mortgage property.  The Company filed a lawsuit seeking a declaration that the mortgage is a valid encumbrance against the property.  A ruling on the Company’s motion for Preliminary Injunction and Motion for Lis Pendens is expected no later than June 30, 2011.  No trial date has been set, but we do not expect a trial date until early 2012.  No reservation of rights has been raised by the title company and we and our attorneys are unaware of any defenses to coverage having been asserted by the title insurance company. We do not anticipate a loss on this loan.

(4)
An outstanding balance of $857,000, net of a charge-off of $445,000, secured by an apartment building.  The Company has initiated a foreclosure action and a lawsuit on the general guarantee is progressing.  Based on a signed contract of sale, the Company established a specific allowance of $327,000 against the loan.

(5)
An outstanding balance of $351,000 secured by an apartment building.  Our foreclosure action is in the final stages of completion.  We are currently negotiating with the borrower and his attorney for a loan modification, however if the modification discussions with the borrower are not successful in the short term, we will complete our foreclosure action.  Based on a current appraisal and projected cash flow analysis, at this time, we do not anticipate a loss on this loan.

(6)
Three mortgage loans with an aggregate outstanding balance of $964,000 secured by three separate apartment buildings.  The Company was in the process of filing foreclosure actions which were stayed by the debtor filing for bankruptcy.  Subsequent to March 31, 2011, the court expunged the note.  As such, the properties are no longer subject of the bankruptcy estate.  The Company is beginning foreclosure action on all three mortgages.  Based on current appraisals, we do not expect any loss.

The two non-accrual mixed-use mortgage loans totaled $852,000 at March 31, 2011, consisting of the following mortgage loans:

(1)
An outstanding balance of $216,000 secured by a mixed-use apartment building. Following a default by the borrower on the loan, the Company commenced a foreclosure action in October 2010 and during the fourth quarter of 2010 the borrower entered into a sales contract in the amount of $400,000, well in excess of the current debt.  Subsequent to March 31, 2011, the borrower sold the apartment building and used a portion of the proceeds to satisfy the outstanding balance of $216,000 owed to the Company.

(2)	An outstanding balance of $635,000 secured by a mixed-use apartment building. The Company anticipates shortly filing a foreclosure summons and complaint and a motion to appoint a receiver.

The three non-accrual non-residential mortgage loans, net of charge-offs of $400,000, totaled $5.5 million at March 31, 2011, consisting of the following mortgage loans:

(1)
An outstanding balance of $4.5 million secured by an office building.  The managing member of the borrowing entity is the same individual as the managing member of the borrowing entity of the hotel construction loan referenced below.  We have recently negotiated an agreement with the borrower to begin making partial payments during the foreclosure action and the suit on the personal guaranty.  In return, the Company has agreed to forbear from collecting any judgment obtained in the pending lawsuits until December 31, 2011 (the maturity date) in the absence of a settlement agreement.  Also under this agreement, the obligor will be required to make additional monthly payments equal to 100% of the net income from the property during the term of this agreement.  While the foreclosure action is progressing, we will monitor the cash flow and require several capital improvements be made to the building to allow it to better compete in its office market.  Based on a current appraisal and projected cash flow analysis, at this time, we do not anticipate any additional losses on this loan.

(2)
An outstanding balance of $502,000 secured by a restaurant with 23 boat slips and a general guarantee of the borrower.  We have received a Judgment of Foreclosure and Sale which has been scheduled for June 24, 2011.  Based on a current appraisal, management anticipates full recovery of all outstanding amounts due on this loan.

(3)
An outstanding balance of $437,000, net of a charge-off of $400,000, secured by a strip shopping center and warehouse.  The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts.  The borrower is making monthly escrow payments.  We do not anticipate any additional losses on this loan and expect to recover all legal and court fees upon resolution of the suit.

The five non-accrual construction mortgage loans, net of loans in process of $85,000, totaled $10.3 million at March 31, 2011, consisting of the following mortgage loans:

(1)
Four construction mortgage loans with an aggregate outstanding balance of $7.6 million (net of loans in process of $85,000), representing a 25% interest in a participation loan, secured by a newly completed boutique hotel.  Additional security consists of a general guarantee of the two principals and an assignment of LLC interests in two other properties.  The managing member of the borrowing entity is the same individual as the managing member of the borrowing entity of the office building loan referenced above.  The loan was restructured in 2010 and was current under the terms of a restructure agreement until October 2010.  Although the hotel is now complete and in full operation, the winter season and poor economy has adversely affected the cash flow and the borrower has been unable to continue to meet its obligations based on the restructure agreement.  At this time we are evaluating all of the available information, and in concert with the other participants, have been negotiating with several potential purchasers who have expressed an interest in purchasing the notes and mortgages.  During the fourth quarter of 2010 and first quarter of 2011, specific allowances in the amount of $1.6 million were recorded to cover the anticipated loss on the sale of the notes and mortgages.  We will continue to negotiate with the interested parties and monitor the operations of the hotel.

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

We are in the process of foreclosing on all of the multi-family, mixed-use, non-residential loans, and construction properties discussed above.  Based on recent fair value analyses of these properties, the Company does not expect any losses beyond the amounts already charged off or reserved for.  All of the above-mentioned thirteen loans have been classified as substandard.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $35.7 million at March 31, 2011 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items.  The Company can also borrow an additional $60.8 million from the FHLB of New York to provide additional liquidity.

At March 31, 2011, we had $25.0 million in loan commitments outstanding, consisting of $14.5 million in unused commercial business lines of credit, $7.9 million of real estate loan commitments, $2.2 million in unused real estate equity lines of credit, $271,000 in unused loans in process, and $161,000 in consumer lines of credit.  Certificates of deposit due within one year of March 31, 2011 totaled $134.8 million.  This represented 79.6% of certificates of deposit at March 31, 2011.  We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and FHLB advances.  At March 31, 2011, we had the ability to borrow $60.8 million, net of $25.0 million in outstanding advances, from the FHLB of New York.  At March 31, 2011, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock.  At March 31, 2011, the Company had liquid assets of $17.9 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2011, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2011 and the year ended December 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2011 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$85,085	$(6,479)	(7)%	19.61%	(86	) bp
200	87,511	(4,053)	(4)%	19.96%	(51	) bp
100	89,633	(1,931)	(2)%	20.24%	(23	) bp
50	90,575	(989)	(1)%	20.35%	(12	) bp
0	91,564		-	20.47%
(50)	92,604	1,041	1%	20.60%	13	bp
(100)	94,691	3,127	3%	20.93%	46	bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.                         Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2011, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.                      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended March 31, 2011.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	7,300	$5.99	7,300	180,063
February 1 to February 28	200	5.90	200	179,863
March 1 to March 31	35,898	6.04	35,898	143,965
Total	43,398	6.03	43,398	143,965

On July 22, 2010, the Board of Directors of the Company approved the repurchase of up to 297,563 shares of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC.

Item 3.                      Defaults Upon Senior Securities

Not applicable

Item 4.                      [Removed and Reserved]

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

Northeast Community Bancorp, Inc.

Date: May 16, 2011	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President, Chief Operating Officer and
Chief Financial Officer