Form 10-Q
period 2011-06-30
NORTHEAST COMMUNITY BANCORP INC
filed 2011-08-15
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 11, 2011, there were 12,644,752 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
	June 30, 2011	December 31, 2010
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$1,459	$2,494
Interest-bearing deposits	19,125	41,959
Cash and cash equivalents	20,584	44,453

Certificates of deposit	2,988	2,988
Securities available-for-sale	156	162
Securities held-to-maturity	19,106	19,858
Loans receivable, net of allowance for loan losses of $7,600 and $7,647, respectively	367,862	364,798
Premises and equipment, net	6,927	6,784
Federal Home Loan Bank of New York stock, at cost	1,858	1,884
Bank owned life insurance	16,438	16,145
Accrued interest receivable	1,616	1,704
Goodwill	1,310	1,310
Intangible assets	497	527
Real estate owned	922	933
Other assets	3,929	4,462
Total assets	$444,193	$466,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$10,032	$9,839
Interest bearing	296,063	316,991
Total deposits	306,095	326,830

Advance payments by borrowers for taxes and insurance	2,608	3,384
Federal Home Loan Bank advances	25,000	25,000
Accounts payable and accrued expenses	2,820	2,487
Note payable	171	168
Total liabilities	336,694	357,869
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,797,437 shares in 2011 and 13,114,800 shares in 2010	132	132
Additional paid-in capital	57,342	57,391
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,759)	(3,888)
Retained earnings	56,578	55,335
Treasury stock – at cost, 427,563 shares and 110,200 shares respectively	(2,683)	(664)
Accumulated other comprehensive loss	(111)	(167)
Total stockholders’ equity	107,499	108,139
Total liabilities and stockholders’ equity	$444,193	$466,008

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

INTEREST INCOME:
Loans	$5,338	$5,658	$10,936	$11,425
Interest-earning deposits	12	27	19	75
Securities – taxable	178	315	363	517

Total Interest Income	5,528	6,000	11,318	12,017

INTEREST EXPENSE:
Deposits	1,116	1,924	2,301	3,934
Borrowings	147	301	321	598

Total Interest Expense	1,263	2,225	2,622	4,532

Net Interest Income	4,265	3,775	8,696	7,485

PROVISION FOR LOAN LOSSES	393	860	720	893

Net Interest Income after Provision for Loan Losses	3,872	2,915	7,976	6,592

NON-INTEREST INCOME:
Other loan fees and service charges	87	93	149	150
Loss on disposition of equipment	(5)	-	(6)	(7)
Earnings on bank owned life insurance	147	158	293	311
Investment advisory fees	201	201	411	381
Other	4	2	7	6

Total Non-Interest Income	434	454	854	841

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,630	1,775	3,320	3,558
Occupancy expense	300	304	577	637
Equipment	150	141	285	278
Outside data processing	200	225	408	433
Advertising	42	14	63	36
Real estate owned expense	4	13	13	12
FDIC insurance premiums	97	109	229	243
Other	797	707	1,506	1,386

Total Non-Interest Expenses	3,220	3,288	6,401	6,583

Income before Provision (Benefit) for Income Taxes	1,086	81	2,429	850

PROVISION (BENEFIT) FOR INCOME TAXES	362	(45)	870	201

Net Income	$724	$126	$1,559	$649
Net Income per Common Share – Basic	$0.06	$0.01	$0.12	$0.05
Weighted Average Number of Common Shares Outstanding – Basic	12,562	12,820	12,641	12,817
Dividends Declared per Common Share	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2011 and 2010 (in thousands)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity	Comprehensive Income
Balance at December 31, 2009	$132	$57,496	$(4,147)	$54,121	-	$(154)	$107,448
Comprehensive income:
Net income	-	-	-	649	-	-	649	$649
Unrealized gain on securities available for sale, net of taxes of $1	-	-	-	-		2	2	2
Pension liability – DRP, net of taxes of $11	-	-	-	-		(8)	(8)	(8)
Cash dividend declared ($.06 per share)	-	-	-	(332)		-	(332)
ESOP shares earned	-	(50)	129	-	-	-	79
Total Comprehensive Income								$643
Balance – June 30, 2010	$132	$57,446	$(4,018)	$54,438	-	$(160)	$107,838
Balance at December 31, 2010	$132	$57,391	$(3,888)	$55,335	$(664)	$(167)	$108,139
Comprehensive income:
Net income	-	-	-	1,559	-	-	1,559	$1,559
Unrealized loss on securities available for sale, net of taxes of $0	-	-	-	-		(1)	(1)	(1)
Pension liability – DRP, net of taxes of $14	-	-	-	-		57	57	57
Purchase of 317,363 shares of treasury stock	-	-	-	-	(2,019)	-	(2,019)
Cash dividend declared ($.06 per share)	-	-	-	(316)		-	(316)
ESOP shares earned	-	(49)	129	-	-	-	80
Total Comprehensive Income								$1,615
Balance – June 30, 2011	$132	$57,342	$(3,759)	$56,578	$(2,683)	$(111)	$107,499

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Net income	$1,559	$649
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	35	12
Provision for loan losses	720	893
Depreciation	356	401
Net amortization of deferred loan fees and costs	72	70
Amortization of intangible assets	30	38
Deferred income tax (benefit) expense	(167)	177
Accretion of discount on note payable	3	8
Retirement plan expense	337	348
Loss on disposal of equipment	6	7
Earnings on bank owned life insurance	(293)	(311)
ESOP compensation expense	80	79
Decrease (increase) in accrued interest receivable	88	(91)
Decrease in other assets	661	97
Decrease in accounts payable and accrued expenses	101	(14)
Net Cash Provided by Operating Activities	3,588	2,363
Cash Flows from Investing Activities:
Net (increase) decrease in loans	(3,856)	6,194
Purchase of securities held-to-maturity	(986)	(22,568)
Principal repayments on securities available-for-sale	6	4
Principal repayments on securities held-to-maturity	1,702	5,492
Proceeds from maturities of certificates of deposit	-	7,719
(Purchase) Redemption of Federal Home Loan Bank of New York Stock	26	(57)
Purchases of premises and equipment	(503)	(37)
Purchase of bank owned life insurance	-	(5,000)
Net Cash Used in Investing Activities	(3,611)	(8,253)
Cash Flows from Financing Activities:

Net decrease in deposits	(20,735)	(11,144)
Proceeds from FHLB of NY advances	10,000	-
Repayment of FHLB of NY advances	(10,000)	-
Purchase of treasury stock	(2,019)	-
(Decrease) increase in advance payments by borrowers for taxes and insurance	(776)	140
Cash dividends paid to minority shareholders	(316)	(332)

Net Cash Used in Financing Activities	(23,846)	(11,336)

Net Decrease in Cash and Cash Equivalents	(23,869)	(17,226)

Cash and Cash Equivalents - Beginning	44,453	88,718

Cash and Cash Equivalents - Ending	$20,584	$71,492

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$705	$-
Interest paid	$2,622	$4,531
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Loan transferred to real estate owned	$-	$350

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

NECP, a New York limited liability company, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  As of June 30, 2011, NECP had title to two multi-family properties.  The Bank accepted a deed-in-lieu of foreclosure and transferred the first property to NECP on November 19, 2008.  In addition, the Bank accepted a deed-in-lieu of foreclosure and transferred the second property to NECP on November 30, 2010.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2010 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.  In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2011 and through the date these consolidated financial statements were issued.

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

NOTE 1 – BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses (Continued)

This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available

The allowance consists of specific and general reserves.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis.

The Bank does not evaluate consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

Loans whose terms are modified are classified as troubled debt restructurings if the Bank grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, a below market rate, or an extension of a loan’s stated maturity date.  Adversely classified, non-accrual troubled debt restructurings may be reclassified if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

NOTE 1 – BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses (Continued)

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

In addition, federal regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of June 30, 2011.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the six-month periods ended June 30, 2011 and 2010, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2010 and June 30, 2011, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan.  As of December 31, 2010, the Company had allocated 103,684 shares to participants, and an additional 25,921 shares had been committed to be released.  As of June 30, 2011, the Company had allocated 129,605 shares to participants, and an additional 12,960 shares had been committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The Company recognized compensation expense of $40,000 and $37,000 during the three-month periods ended June 30, 2011 and 2010, respectively, and $80,000 and $79,000 during the six-month periods ended June 30, 2011 and 2010, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2011	2010	2011	2010
Service cost	$14	$14	$28	$28
Interest cost	10	10	20	20
Amortization of prior service cost	5	5	11	10
Amortization of actuarial loss	1	2	2	4
Total	$30	$31	$61	$62

This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The amortization of prior service cost and actuarial loss in the six-month periods ended June 30, 2011 and 2010 is also reflected as a reduction in other comprehensive income during those periods.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$99	$2	$-	$101
Federal National Mortgage Association	53	2	-	55
Total	$152	$4	$-	$156

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$13,335	$421	$-	$13,756
Federal Home Loan Mortgage Corporation	320	8	-	328
Federal National Mortgage Association	322	8	-	330
Collateralized mortgage obligations-GSE	4,142	117	-	4,259
Other	1	-	-	1
Total Mortgage-backed securities - residential	18,120	554	-	18,674
U.S. Government agencies	986	14	-	1,000
Total	$19,106	$568	$-	$19,674

NOTE 5 – INVESTMENTS (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$102	$4	$-	$106
Federal National Mortgage Association	55	1	-	56
Total	$157	$5	$-	$162

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$14,521	$355	$-	$14,876
Federal Home Loan Mortgage Corporation	345	11	-	356
Federal National Mortgage Association	352	9	-	361
Collateralized mortgage obligations-GSE	4,639	109	-	4,748
Other	1	-	-	1
Total	$19,858	$484	$-	$20,342

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	June 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$152	$156

	$152	$156

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	June 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Due after one but within five years	$4	$4
Due after five but within ten years	271	276
Due after ten years	17,845	18,394

	$18,120	$18,674

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Contractual final maturities of U.S. Government agency securities held to maturity were as follows:

	June 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Due after five but within ten years	$986	$1,000

	$986	$1,000

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2011:	(In thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$101	$-	$101	$-
Federal National Mortgage Association	55	-	55	-
December 31, 2010:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$106	$-	$106	$-
Federal National Mortgage Association	56	-	56	-

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2011:
Impaired loans	$6,455	$-	$-	$6,455
December 31, 2010:
Impaired loans	$10,953	$-	$-	$10,953

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2011 and December 31, 2010, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$20,584	$20,584	$44,453	$44,453
Certificates of deposit	2,988	2,988	2,988	2,988
Securities available for sale	156	156	162	162
Securities held to maturity	19,106	19,674	19,858	20,342
Loans receivable	367,862	375,008	364,798	372,322
FHLB stock	1,858	1,858	1,884	1,884
Accrued interest receivable	1,616	1,616	1,704	1,704

Financial liabilities:
Deposits, including accrued interest	306,095	308,983	326,830	330,471
FHLB advances	25,000	25,894	25,000	26,759
Note payable	171	171	168	173

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is a breakdown of the loan portfolio by segment, and classes under those segments where applicable:

	June 30, 2011	December 31, 2010
	(In thousands)
Residential real estate:
One-to-four family	$195	$211
Multi-family	203,131	190,042
Mixed use	50,179	55,244
	253,505	245,497
Non-residential real estate	94,920	100,925
Construction	10,420	12,913
Commercial	15,690	12,140
Consumer	75	63

Total Loans	374,610	371,538

Allowance for loan losses	(7,600)	(7,647)
Deferred loan fees and costs	852	907

Net Loans	$367,862	$364,798

The following is an analysis of the allowance for loan losses:

Allowance for Loan Losses as of and for the Six Months Ended June 30, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,924	$1,560	$2,083	$80	$-	$7,647
Charge-offs	(767)	-	-	-	-	(767)
Recoveries	-	-	-	-	-	-
Provision	736	(251)	237	(2)	-	720
Ending balance	$3,893	$1,309	$2,320	$78	$-	$7,600
Ending balance: individually evaluated for impairment	$306	$-	$2,179	$-	$-	$2,485

Ending balance: collectively evaluated for impairment	$3,587	$1,309	$141	$78	$-	$5,115

Loan receivables:
Ending balance	$253,505	$94,920	$10,420	$15,690	$75	$374,610
Ending balance: individually evaluated for impairment	$8,789	$8,512	$7,593	$-	$-	$24,894

Ending balance: collectively evaluated for impairment	$244,716	$86,408	$2,827	$15,690	$75	$349,716

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses as of and for the Three Months Ended June 30, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,305	$1,421	$2,132	$50	$-	$7,908
Charge-offs	(701)	-	-	-	-	(701)
Recoveries	-	-	-	-	-	-
Provision	289	(112)	188	28	-	393
Ending balance	$3,893	$1,309	$2,320	$78	$-	$7,600

Allowance for Loan Losses as of and for the Year Ended December 31, 2010 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,948	$2,495	$186	$104	$-	$6,733
Charge-offs	(1,211)	(1,407)	-	-	-	(2,618)
Recoveries	45	-	-	-	-	45
Provision	1,142	472	1,897	(24)	-	3,487
Ending balance	$3,924	$1,560	$2,083	$80	$-	$7,647
Ending balance: individually evaluated for impairment	$368	$82	$1,756	$-	$-	$2,206

Ending balance: collectively evaluated for impairment	$3,556	$1,478	$327	$80	$-	$5,441

Loan receivables:
Ending balance	$245,497	$100,925	$12,913	$12,140	$63	$371,538
Ending balance: individually evaluated for impairment	$7,696	$10,399	$11,575	$-	$-	$29,670

Ending balance: collectively evaluated for impairment	$237,801	$90,526	$1,338	$12,140	$63	$341,868

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is an analysis of the Company’s impaired loans.

Impaired Loans as of June 30, 2011 (in thousands)
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$7,442	$7,442	$-	$7,406	$115
Non-residential real estate	8,512	8,512	-	8,515	58
Construction	-	-	-	-	-
Subtotal	15,954	15,954	-	15,921	173
With an allowance recorded:
Residential real estate-Multi-family	1,347	1,347	306	1,328	-
Non-residential real estate	-	-	-	-	-
Construction	7,593	7,593	2,179	7,532	4
Subtotal	8,940	8,940	2,485	8,860	4
Total:
Residential real estate-Multi-family	8,789	8,789	306	8,734	115
Non-residential real estate	8,512	8,512	-	8,515	58
Construction	7,593	7,593	2,179	7,532	4
Total	$24,894	$24,894	$2,485	$24,781	$177

Impaired Loans as of December 31, 2010 (in thousands)

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$6,608	$6,608	$-	$6,505	$246
Non-residential real estate	9,903	9,903	-	10,086	268
Construction	-	-	-	-	-
Subtotal	16,511	16,511	-	16,591	514
With an allowance recorded:
Residential real estate-Multi-family	1,088	1,088	368	1,147	-
Non-residential real estate	496	496	82	414	5
Construction	11,575	11,575	1,756	11,696	464
Subtotal	13,159	13,159	2,206	13,257	469
Total:
Residential real estate-Multi-family	7,696	7,696	368	7,652	246
Non-residential real estate	10,399	10,399	82	10,500	273
Construction	11,575	11,575	1,756	11,696	464
Total	$29,670	$29,670	$2,206	$29,848	$983

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of June 30, 2011 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$-	$-	$-	$-	$195	$195	$-
Multi-family	-	-	5,229	5,229	197,902	203,131	1,194
Mixed-use	-	-	647	647	49,532	50,179	-
Non-residential real estate	-	1,629	5,462	7,091	87,829	94,920	-
Construction loans	-	-	7,593	7,593	2,827	10,420	-
Commercial loans	-	-	-	-	15,690	15,690	-
Consumer	-	-	-	-	75	75	-
Total loans	$-	$1,629	$18,931	$20,560	$354,050	$374,610	$1,194

Age Analysis of Past Due Loans as of December 31, 2010 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$-	$-	$-	$-	$211	$211	$-
Multi-family	1,450	-	4,774	6,224	183,818	190,042	2,555
Mixed-use	-	-	-	-	55,244	55,244	-
Non-residential real estate	-	-	5,457	5,457	95,468	100,925	-
Construction loans	-	-	11,575	11,575	1,338	12,913	-
Commercial loans	-	-	-	-	12,140	12,140	-
Consumer	2	-	-	2	61	63	-
Total loans	$1,452	$-	$21,806	$23,258	$348,280	$371,538	$2,555

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Quality Indicators as of June 30, 2011 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Grade:
Pass	$244,716	$86,408	$2,827	$15,690	$75	$349,716
Special Mention	2,333	535	-	-	-	2,868
Substandard	6,456	7,977	7,593	-	-	22,026
Total	$253,505	$94,920	$10,420	$15,690	$75	$374,610

Credit Quality Indicators as of December 31, 2010 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Grade:
Pass	$237,801	$90,526	$1,338	$12,140	$63	$341,868
Special Mention	2,625	4,942	-	-	-	7,567
Substandard	5,071	5,457	11,575	-	-	22,103
Total	$245,497	$100,925	$12,913	$12,140	$63	$371,538

NOTE 7 - LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of June 30, 2011 and December 31, 2010 (in thousands)

	2011	2010

Residential real estate-Multi-family	$4,682	$2,219
Non-residential real estate	5,462	5,457
Construction loans	7,593	11,575
Total	$17,737	$19,251

NOTE 8 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

On June 29, 2007, the Company completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Company received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Company received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  On July 29, 2009, prior to the due date, the $10.9 million Combined Note was extended to January 31, 2010.  The amount due on such date included interest and expenses.  The Company and the borrower agreed in December 2010 to extend the term of the Combined Note to June 30, 2011 after the borrower paid $1.9 million in cash to the Company in the fourth quarter of 2010.  The payment represents $1.5 million in interest income for 2009 and 2010 and $377,000 in pre-paid interest for the six months ending June 30, 2011.  The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a first mortgage on the Property.  Based on a current appraisal, the loan to value is approximately 35%.  The Company recognized interest income of $377,000 during the six months ended June 30, 2011 and $1.5 million in interest income in 2010 since it believes the collection of the principal balance is assured.  The Company and the borrower agreed on June 30, 2011 to further extend the term of the Combined Note to September 30, 2011 after the borrower paid $363,000 in cash to the Company on June 30, 2011.  The payment represents $192,000 in pre-paid interest for the three months ending September 30, 2011 and a reimbursement of $171,000 in expenses incurred by the Company in connection with the Property during 2011.  This note is not treated as a loan or extension of credit for purposes of the regulatory limits on loans to one borrower.

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

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

ASU 2011-04: This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is still evaluating the impact the new pronouncement may have on its consolidated financial statements.

ASU 2011-05 The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The Company is still evaluating the impact the new pronouncement may have on its consolidated financial statements.

NOTE 10 – STOCK REPURCHASE

On July 22, 2010, the Company announced that the Company’s Board of Directors approved the repurchase for up to 297,563 shares, or approximately 5.0% of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC (the “MHC”). This repurchase program was completed on May 12, 2011 under which the last of the 297,563 shares were purchased.  These repurchases were conducted solely through a Rule 10b5-1 repurchase plan.  Repurchased shares are held in treasury.  The total cost of the 187,363 shares purchased under the plan for the six months ended June 30, 2011 was $1,159,000.

On May 20, 2011 the Company announced that the Company’s Board of Directors approved a second repurchase plan for up to 282,685 shares, or approximately 5.0% of the Company’s outstanding common stock held by persons other than the MHC.  These repurchase will be conducted solely through a Rule 10b5-1 repurchase plan.  Repurchased shares will be held in treasury.  Pursuant to the second repurchase plan, the Company has purchased 130,000 shares at a total cost of $860,000 or $6.62 per share as of June 30, 2011.  The repurchase plan was completed on July 7, 2011.

In the aggregate, the Company has purchased 427,563 shares at a cost of $2.7 million or $6.28 per share through June 30, 2011.

NOTE 11 – DIVIDEND RESTRICTION

The MHC held 7,273,750 shares, or 56.8%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 43.2% of outstanding stock, at June 30, 2011.  The MHC filed notice with, and received approval by, the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends for the four fiscal quarters ending June 30, 2011.

The MHC has waived receipt of past dividends paid by the Company.  The dividends waived are considered as a restriction on the retained earnings of the Company.  As of June 30, 2011 and December 31, 2010, the aggregate retained earnings restricted for cash dividends waived were $3,491,000 and $3,055,000, respectively.

NOTE 12 – SUBSEQUENT EVENT

In July 2011 the Company acquired a building in Danvers, Massachusetts for its lending operations.  The cost of the building was $875,000, and the Company was committed to this amount at June 30, 2011.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  As of July 21, 2011, the Office of the Comptroller of the Currency (OCC) assumed responsibility from the Office of Thrift Supervision for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations, state and federal.  In addition, the supervision of savings and loan holding companies (“SLHCs”), such as the Company, and their non-depository subsidiaries transferred to the Board of Governors of the Federal Reserve (the “Board”) on July 21, 2011. The OCC or Board could require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations.  A large loss or a series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional discussion, see note 1 of the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for 2010.

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

Second Quarter Performance Highlights

The Company’s earnings for the quarter ended June 30, 2011 increased by $598,000 over the same period in 2010.  Net interest income increased from period to period primarily as a result of the cost of our interest-bearing liabilities decreasing more than the corresponding decrease in the yield on our interest-earning assets.

Non-performing loans decreased by $2.9 million, or 13.2%, to $18.9 million as of June 30, 2011 from $21.8 million as of December 31, 2010.  The decrease in non-performing loans is primarily attributable to the resolution of three multi-family mortgage loans and three construction mortgage loans totaling $6.1 million that were satisfied or became performing as of June 30, 2011, offset by the addition of four non-performing multi-family mortgage loans and one non-performing mixed-use mortgage loan totaling $3.2 million.

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

In an effort to reduce our loan concentration and risk exposure, we discontinued offering new nonresidential real estate loans and construction loans effective the first quarter of 2009 and are not currently offering such loans.

In light of recent consolidation in the banking industry in Massachusetts and consistent with the Company’s business plan, the Company intends to aggressively pursue opportunities to expand its business in Massachusetts, particularly in and around the I-495 corridor.  In 2009, NorthEast Community Bank opened two branches in Massachusetts, one in Danvers and one in Plymouth, and we continue to look for other branch sites within our Massachusetts market area.  At this time, the Company is also focusing on opportunities to increase its loan production in Massachusetts in the areas of multi-family real estate lending and commercial and industrial lending in a manner consistent with our conservative underwriting standards.  We are also expanding our product offerings to include one- to four- family lending within our market area in Massachusetts.  To support the expansion of its lending operations in Massachusetts, the Company has hired additional employees for its operations in Massachusetts and has purchased an office building located in Danvers, Massachusetts.  There is no assurance that we will be successful in implementing our expansion plans or that we will be able to hire the employees necessary to implement our plans.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets decreased by $21.8 million, or 4.7%, to $444.2 million at June 30, 2011 from $466.0 million at December 31, 2010.  The decrease in total assets was due to decreases of $23.9 million in cash and cash equivalents, $752,000 in securities held-to-maturity, and $533,000 in other assets, offset by an increase of $3.1 million in loans receivable, net, $293,000 in bank owned life insurance, and $143,000 in premises and equipment, net.  The decrease in total assets primarily resulted from decreases of $20.7 million in deposits, $776,000 in advance payments by borrowers for taxes and insurance, and $640,000 in stockholders’ equity, partially offset by an increase of $333,000 in accounts payable and accrued expenses.

Cash and cash equivalents decreased by $23.9 million, or 53.7%, to $20.6 million at June 30, 2011, from $44.5 million at December 31, 2010.  The decrease in short-term liquidity resulted primarily from a decrease of $20.7 million in deposits.

Securities held-to-maturity decreased by $752,000, or 3.8%, to $19.1 million at June 30, 2011 from $19.9 million at December 31, 2010 due primarily to repayments.

Loans receivable, net, increased by $3.1 million, or 0.8%, to $367.9 million at June 30, 2011 from $364.8 million at December 31, 2010 due primarily to loan originations of $22.5 million that exceeded loan repayments totaling $19.4 million.

Bank owned life insurance increased by $293,000, or 1.8%, to $16.4 million at June 30, 2011 from $16.1 million at December 31, 2010 due primarily to earnings during the six months ended June 30, 2011.  Premises and equipment increased by $143,000, or 2.1%, to $6.9 million at June 30, 2011 from $6.8 million at December 31, 2010 due primarily to security deposits placed on the purchases of buildings for the expansion of operations in Massachusetts.

Other assets decreased by $533,000, or 11.9%, to $3.9 million at June 30, 2011 from $4.5 million at December 31, 2010 due primarily to reductions in various income tax accounts and the amortization of prepaid FDIC premiums during the first six months of 2011.

Deposits decreased by $20.7 million, or 6.3%, to $306.1 million at June 30, 2011 from $326.8 million at December 31, 2010.  The decrease in deposits was primarily attributable to decreases of $14.9 million in certificates of deposits, and $9.1 million in our NOW and money market accounts, offset by increases of $3.1 million in our regular savings accounts and $194,000 in non-interest bearing accounts.

Advance payments by borrowers for taxes and insurance decreased by $776,000, or 22.9%, to $2.6 million at June 30, 2011 from $3.4 million at December 31, 2010 due primarily to remittances of taxes for our borrowers.

Stockholders’ equity decreased by $640,000, or 0.6%, to $107.5 million at June 30, 2011, from $108.1 million at December 31, 2010.  This decrease was primarily the result of treasury stock purchases of $2.0 million and cash dividends of $316,000, offset by comprehensive net income of $1.6 million and $80,000 for ESOP shares earned for the period.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. Net income increased by $598,000, or 474.6%, to $724,000 for the quarter ended June 30, 2011, from $126,000 for the quarter ended June 30, 2010.  The increase was primarily the result of an increase of $490,000 in net interest income, a decrease of $467,000 in provision for loan losses, and a decrease of $68,000 in non-interest expense, offset by a decrease of $20,000 in non-interest income and an increase of $407,000 in income taxes.

Net Interest Income.  Net interest income increased by $490,000, or 13.0%, to $4.3 million for the three months ended June 30, 2011 from $3.8 million for the three months ended June 30, 2010.  The increase in net interest income resulted primarily from a decrease of $962,000 in interest expense that exceeded a decrease of $472,000 in interest income.  The increase in net interest income occurred also due to an increase of $7.9 million in average net interest-earning assets that resulted from decreases of $66.7 million in average deposits and borrowings that exceeded decreases of $58.8 million in average loans, securities, and other interest-earning assets.

The net interest spread increased by 96 basis points to 3.62% for the three months ended June 30, 2011 from 2.66% for the three months ended June 30, 2010.  The net interest margin increased by 89 basis points between these periods from 3.10% for the quarter ended June 30, 2010 to 3.99% for the quarter ended June 30, 2011.  The increase in the interest rate spread and the net interest margin in the second quarter of 2011 compared to the same period in 2010 was due to an increase in the yield on our interest-earning assets coupled with a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets increased by 24 basis points to 5.17% for the three months ended June 30, 2011 from 4.93% for the three months ended June 30, 2010 and the cost of our interest-bearing liabilities decreased by 72 basis points to 1.55% for the three months ended June 30, 2011 from 2.27% for the three months ended June 30, 2010.  The increase in the average yield on our interest-earning assets was due to the decrease in the average interest-earning assets exceeding the decrease in interest income.  In this regard, the average balance of interest-earning assets decreased by $58.8 million, or 12.1%, to $427.7 million for the three months ended June 30, 2011 from $486.5 million for the three months ended June 30, 2010, whereas total interest income decreased by $472,000, or 7.9%, to $5.5 million for the three months ended June 30, 2011, from $6.0 million for the three months ended June 30, 2010.  The decrease in the cost of our interest-bearing liabilities was due to the low interest rate environment in 2010 which continued into the second quarter of 2011.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$372,537	$5,338	5.73%	$390,751	$5,658	5.79%
Securities (including FHLB stock)	21,554	178	3.30	33,214	315	3.79
Other interest-earning assets	33,567	12	0.14	62,502	27	0.17
Total interest-earning assets	427,658	5,528	5.17	486,467	6,000	4.93
Allowance for loan losses	(7,832)			(5,817)
Non-interest-earning assets	33,220			37,217
Total assets	$453,046			$517,867

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$74,778	$149	0.80%	$79,571	$280	1.41%
Savings and club accounts	58,042	87	0.60	60,913	106	0.70
Certificates of deposit	167,159	880	2.11	216,024	1,538	2.85
Total interest-bearing deposits	299,979	1,116	1.49	356,508	1,924	2.16

Borrowings	25,170	147	2.34	35,333	301	3.41
Total interest-bearing liabilities	325,149	1,263	1.55	391,841	2,225	2.27

Noninterest-bearing demand	10,986			10,111
Other liabilities	8,164			7,314
Total liabilities	344,299			409,266

Stockholders’ equity	108,747			108,601
Total liabilities and Stockholders’ equity	$453,046			$517,867
Net interest income		$4,265			$3,775
Interest rate spread			3.62%			2.66%
Net interest margin			3.99%			3.10%
Net interest-earning assets	$102,509			$94,626
Interest-earning assets to interest-bearing liabilities	131.53%			124.15%

Total interest income decreased by $472,000, or 7.9%, to $5.5 million for the three months ended June 30, 2011, from $6.0 million for the three months ended June 30, 2010.  Interest income on loans decreased by $320,000, or 5.7%, to $5.3 million for the three months ended June 30, 2011 from $5.7 million for the three months ended June 30, 2010.  The average balance of the loan portfolio decreased by $18.2 million, or 4.7%, to $372.5 million for the three months ended June 30, 2011 from $390.8 million for the three months ended June 30, 2010 as repayments outpaced originations.  The average yield on loans decreased by 6 basis points to 5.73% for the three months ended June 30, 2011 from 5.79% for the three months ended June 30, 2010.

Interest income on securities decreased by $137,000, or 43.5%, to $178,000 for the three months ended June 30, 2011 from $315,000 for the three months ended June 30, 2010.  The decrease was primarily due to a decrease of $11.7 million, or 35.1%, in the average balance of securities to $21.6 million for the three months ended June 30, 2011 from $33.2 million for the three months ended June 30, 2010.  The decrease in the average balance was due to the principal repayments on investment securities and a decrease in FHLB New York stock.  The decrease in interest income on securities was also due to the re-pricing of the yield of our adjustable rate investment securities and to the decline in interest rates from June 30, 2010 to June 30, 2011.  As a result, the average yield on securities decreased by 49 basis points to 3.30% for the three months ended June 30, 2011 from 3.79% for the three months ended June 30, 2010.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $15,000, or 55.6% to $12,000 for the three months ended June 30, 2011 from $27,000 for the three months ended June 30, 2009.  The decrease was primarily due to a decrease of $28.9 million, or 46.3%, in the average balance of interest-earning assets to $33.6 million for the three months ended June 30, 2011 from $62.5 million for the three months ended June 30, 2010.  The decrease in the average balance of other interest-earning assets was due to the decrease in cash and cash equivalents, offset by an increase in certificates of deposit.

Total interest expense decreased by $962,000, or 43.2%, to $1.3 million for the three months ended June 30, 2011 from $2.2 million for the three months ended June 30, 2010.  Interest expense on deposits decreased by $808,000, or 42.0%, to $1.1 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010.  During this same period, the average cost of deposits decreased by 67 basis points to 1.49% for the three months ended June 30, 2011 from 2.16% for the three months ended June 30, 2010.

Due to an effort by the Company to decrease reliance on high cost certificates of deposits, the average balance of certificates of deposits decreased by $48.9 million, or 22.6%, to $167.2 million for the three months ended June 30, 2011 from $216.0 million for the three months ended June 30, 2010.  As a result of the decrease in the average balance of certificates of deposits, interest expense on our certificates of deposits decreased by $658,000, or 42.8%, to $880,000 for the three months ended June 30, 2011 from $1.5 million for the three months ended June 30, 2010.  The decrease in interest expense on our certificates of deposits was also due to a decrease of 74 basis points in the average cost of our certificates of deposits to 2.11% for the three months ended June 30, 2011 from 2.85% for the three months ended June 30, 2010.

Interest expense on our other deposit products decreased by $150,000, or 38.9%, to $236,000 for the three months ended June 30, 2011 from $386,000 for the three months ended June 30, 2010.  The decrease was due to a decrease of 61 basis points in the cost of our interest-bearing demand deposits to 0.80% for the three months ended June 30, 2011 from 1.41% for the three months ended June 30, 2010 and a decrease of 10 basis points in the cost of our savings and holiday club deposits to 0.60% for the three months ended June 30, 2011 from 0.70% for the three months ended June 30, 2010.  The decrease in interest expense was also due to a decrease of $4.8 million, or 6.0%, in the average balance of interest-bearing demand deposits to $74.8 million for the three months ended June 30, 2011 from $79.6 million for the three months ended June 30, 2010 and a decrease of $2.9 million, or 4.7%, in the average balance of our savings and holiday club deposits to $58.0 million for the three months ended June 30, 2011 from $60.9 million for the three months ended June 30, 2010.

Interest expense on borrowings decreased by $154,000, or 51.2%, to $147,000 for the three months ended June 30, 2011 from $301,000 for the three months ended June 30, 2010.  The decrease was primarily due to a decrease of $10.2 million, or 28.8%, in the average balance of borrowed money to $25.2 million for the three months ended June 30, 2011 from $35.3 million for the three months ended June 30, 2010.  The decrease in interest expense on borrowings was also due to a decrease of 107 basis points in the cost of borrowed money to 2.34% for the three months ended June 30, 2011 from 3.41% for the three months ended June 30, 2010.

Interest expense on borrowed money for the three months ended June 30, 2011 was comprised of $145,000 in interest expense on an average balance of $25.0 million in FHLB advances and $2,000 in interest expense on an average balance of $170,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $297,000 on an average balance of $35.0 million in FHLB advances and $4,000 in interest expense on an average balance of $333,000 on the Hayden acquisition note for the three months ended June 30, 2010.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Allowance at beginning of period	$7,908	$6,374
Provision for loan losses	393	860
Charge-offs	701	1,736
Recoveries	-	3
Net charge-offs	701	1,733
Allowance at end of period	$7,600	$5,501

Allowance to nonperforming loans	40.15%	17.51%
Allowance to total loans outstanding at the end of the period	2.03%	1.45%
Net charge-offs (recoveries) to average loans outstanding during the period	0.75%	1.77%

The allowance to non-performing loans ratio increased to 40.15% at June 30, 2011 from 17.51% at June 30, 2010 due primarily to the decrease in non-performing loans to $18.9 million at June 30, 2011 from $31.4 million at June 30, 2010.  The decrease in non-performing loans was due to the identification, monitoring and resolution of several non-performing loans that eventually were paid-off or became performing as of June 30, 2011.

The allowance for loan losses was $7.6 million at June 30, 2011, $7.65 million at December 31, 2010, and $5.50 million at June 30, 2010.  We recorded provisions for loan losses of $393,000 for the three month period ended June 30, 2011 compared to a provision for loan losses of $860,000 for the three month period ended June 30, 2010.

We charged-off $701,000 against six non-performing multi-family mortgage loans during the three months ended June 30, 2011 compared to charge-offs of $1.7 million against seven non-performing multi-family mortgage loans, two non-performing non-residential mortgage loans and two performing multi-family mortgage loans during the three months ended June 30, 2010.  We did not have any recoveries during the three months ended June 30, 2011 compared to recoveries of $3,000 during the three months ended June 30, 2010.

Non-interest Income.  Non-interest income decreased by $20,000, or 4.4%, to $434,000 for the three months ended June 30, 2011 from $454,000 for the three months ended June 30, 2010.  The decrease was primarily due to a decrease of $11,000 in earnings on bank owned life insurance, a decrease of $6,000 in other loan fees and service charges, and a $5,000 loss on the disposition of a fixed asset, offset by an increase of $2,000 in other non-interest income.

Non-interest Expense.  Non-interest expense decreased by $68,000, or 2.1%, to $3.2 million for the three months ended June 30, 2011 from $3.3 million for the three months ended June 30, 2010.  The decrease resulted primarily from decreases of $145,000 in salaries and employee benefits, $25,000 in outside data processing expense, $12,000 in FDIC insurance expense, $9,000 in real estate owned expenses, and $4,000 in occupancy expense, offset by increases of $90,000 in other non-interest expense, $28,000 in advertising expense, and $9,000 in equipment expense.

Salaries and employee benefits, which represented 50.6% of the Company’s non-interest expense during the quarter ended June 30, 2011, decreased by $145,000, or 8.2%, to $1.6 million in 2011 from $1.78 million in 2010 due to decrease in the number of full time equivalent employees to 87 at June 30, 2011 from 95 at June 30, 2010.  The decrease was due to the sale of the Brooklyn branch office in December 2010 and a reduction in staff in various departments.

Outside data processing expense decreased by $25,000, or 11.1%, to $200,000 in 2011 from $225,000 in 2010 due to the sale of the Brooklyn branch office and several one-time additional services provided in 2010 by the Company’s core data processing vendor.

FDIC insurance expense decreased by $12,000, or 11.0%, to $97,000 in 2011 from $109,000 in 2010 due to a decrease in insured deposits from 2010 to 2011.  Real estate owned expense decreased by $9,000, or 69.2%, to $4,000 in 2011 from $13,000 in 2010 due to increased rental income and decreased operating expenses during the current period.  Occupancy expense decreased by $4,000, or 1.3%, to $300,000 in 2011 from $304,000 in 2010 due to the sale of the Brooklyn branch office.

Other non-interest expense increased by $90,000, or 12.7%, to $797,000 in 2011 from $707,000 in 2010 due mainly to increases of $77,000 in miscellaneous non-interest expenses, $44,000 in directors, officers and employee expenses, and $5,000 in legal fees.  These increases were partially offset by decreases of $18,000 in audit and accounting fees, $10,000 in office supplies and stationery, $4,000 in telephone expenses, and $3,000 in insurance expenses.

Advertising expense increased by $28,000, or 200.0%, to $42,000 in 2011 from $14,000 in 2010 due to an increase in marketing efforts to expand our Massachusetts operations.  Equipment expense increased by $9,000, or 6.4%, to $150,000 in 2011 from $141,000 in 2010 due to purchases of additional equipment to support our Massachusetts expansion.

Income Taxes. Income taxes increased by $407,000, or 904.4%, to $362,000 for the three months ended June 30, 2011 from a benefit of $45,000 for the three months ended June 30, 2010.  The increase resulted primarily from a $1.0 million increase in pre-tax income in 2011 compared to 2010.  The effective tax rate was 33.3% for the three months ended June 30, 2011 and a benefit of 55.6% for the three months ended June 30, 2010.

Comparison of Operating Results For The Six Months Ended June 30, 2011 and 2010

General.  Net income increased by $910,000, or 140.2%, to $1.6 million for the six months ended June 30, 2011 from $649,000 for the six months ended June 30, 2010.  The increase was primarily the result of an increase of $1.2 million in net interest income, a decrease of $173,000 in provision for loan losses, an increase of $13,000 in non-interest income, and a decrease of $182,000 in non-interest expense, offset by an increase of $669,000 in the provision for income taxes.

Net Interest Income.  Net interest income increased by $1.2 million, or 16.2%, to $8.7 million for the six months ended June 30, 2011 from $7.5 million for the six months ended June 30, 2010.  The increase in net interest income resulted primarily from a decrease of $1.9 million in interest expense that exceeded a decrease of $699,000 in interest income.  The increase in net interest income was also due to an increase of $7.3 million in average net interest-earning assets that resulted from decreases of $65.5 million in average deposits and borrowings that exceeded decreases of $58.3 million in average loans, securities, and other interest-earning assets.

The net interest spread increased by 105 basis points to 3.68% for the six months ended June 30, 2011 from 2.63% for the six months ended June 30, 2010.  The net interest margin increased by 98 basis points between these periods from 3.07% for the six months ended June 30, 2010 to 4.05% for the six months ended June 30, 2011.  The increase in the interest rate spread and the net interest margin in 2011 compared to 2010 was due to an increase in the yield on our interest-earning assets coupled with a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets increased by 35 basis points to 5.27% for the six months ended June 30, 2011 from 4.92% for the six months ended June 30, 2010 and the average cost of our interest-bearing liabilities decreased by 70 basis points to 1.59% for the six months ended June 30, 2011 from 2.29% for the six months ended June 30, 2010.  The increase in the average yield on our interest-earning assets was due to an increase in the average yield on loans as a result of a $12.5 million, or 39.7%, decrease in total non-performing loans to $18.9 million as of June 30, 2011 from $31.4 million as of June 30, 2010.  The decrease in the cost of our interest-bearing liabilities was due to the low interest rate environment in 2010 which continued through the second quarter of 2011.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$371,732	$10,936	5.88%	$392,552	$11,425	5.82%
Securities	21,816	363	3.33	28,431	517	3.64
Other interest-earning assets	36,190	19	0.11	67,037	75	0.22
Total interest-earning assets	429,738	11,318	5.27	488,020	12,017	4.92
Allowance for loan losses	(7,736)			(6,272)
Non-interest-earning assets	33,634			37,961
Total assets	$455,636			$519,709

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$77,628	$309	0.80%	$76,816	$519	1.35%
Savings and club accounts	57,388	171	0.60	60,505	213	0.70
Certificates of deposit	170,694	1,821	2.13	222,413	3,202	2.88
Total interest-bearing deposits	305,710	2,301	1.51	359,734	3,934	2.19

Borrowings	23,815	321	2.69	35,331	598	3.39
Total interest-bearing liabilities	329,525	2,622	1.59	395,065	4,532	2.29

Noninterest-bearing demand	10,251			9,732
Other liabilities	6,994			6,327
Total liabilities	346,770			349,879

Stockholders’ equity	108,866			108,585
Total liabilities and Stockholders’ equity	$455,636			$519,709
Net interest income		$8,696			$7,485
Interest rate spread			3.68%			2.63%
Net interest margin			4.05%			3.07%
Net interest-earning assets	$100,213			$92,955
Average interest-earning assets to average interest-bearing liabilities	130.41%			123.53%

Total interest income decreased by $699,000, or 5.8%, to $11.3 million for the six months ended June 30, 2011, from $12.0 million for the six months ended June 30, 2010.  Interest income on loans decreased by $489,000, or 4.3%, to $10.9 million for the six months ended June 30, 2010 from $11.4 million for the six months ended June 30, 2010.  The average balance of the loan portfolio decreased by $20.8 million to $371.7 million for the six months ended June 30, 2011 from $392.6 million for the six months ended June 30, 2010 as repayments outpaced originations.  The average yield on loans increased by 6 basis points to 5.88% for the six months ended June 30, 2011 from 5.82% for the six months ended June 30, 2010 as a result of a $12.5 million, or 39.7%, decrease in non-performing loans to $18.9 million as of June 30, 2011 from $31.4 million as of June 30, 2010.

Interest income on securities decreased by $154,000, or 29.8%, to $363,000 for the six months ended June 30, 2011 from $517,000 for the six months ended June 30, 2010.  The decrease was primarily due to a decrease of $6.6 million, or 23.3%, in the average balance of securities to $21.8 million for the six months ended June 30, 2011 from $28.4 million for the six months ended June 30, 2010.  The decrease in the average balance was due to principal repayments on investment securities and a decrease in FHLB New York stock.  The decrease in interest income on securities was also due to a decrease of 31 basis points in the average yield on securities to 3.33% for the six months ended June 30, 2011 from 3.64% for the six months ended June 30, 2010.  The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities and the decline in interest rates from June 30, 2010 to June 30, 2011.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $56,000, or 74.7%, to $19,000 for the six months ended June 30, 2011 from $75,000 for the six months ended June 30, 2010.  The decrease was primarily the result of a decrease of $30.8 million, or 46.0%, in the average balance of other interest-earning assets to $36.2 million for the six months ended June 30, 2011 from $67.0 million for the six months ended June 30, 2010.  The decrease in the average balance of other interest-earning assets was due to decreased levels of cash and cash equivalents, offset by an increase in certificates of deposit.  The decrease in interest income on other interest-earning assets was also due to a decrease of 11 basis points in the yield to 0.11% for the six months ended June 30, 2011 from 0.22% for the six months ended June 30, 2010.

Total interest expense decreased by $1.9 million, or 42.1%, to $2.6 million for the six months ended June 30, 2011 from $4.5 million for the six months ended June 30, 2010.  Interest expense on deposits decreased by $1.6 million, or 41.5%, to $2.3 million for the six months ended June 30, 2011 from $3.9 million for the six months ended June 30, 2010.  During this same period, the average interest cost of deposits decreased by 68 basis points to 1.51% for the six months ended June 30, 2011 from 2.19% for the six months ended June 30, 2010.

Due to a decreased reliance on certificates of deposits, the average balance of certificates of deposits decreased by $51.7 million, or 23.3%, to $170.7 million for the six months ended June 30, 2011 from $222.4 million for the six months ended June 30, 2010.  As a result, interest expense on our certificates of deposit decreased by $1.4 million, or 43.1%, to $1.8 million for the six months ended June 30, 2011 from $3.2 million for the six months ended June 30, 2010.  The decrease in interest expense on our certificates of deposits was also due to a decrease of 75 basis points to 2.13% for the six months ended June 30, 2011 from 2.88% for the six months ended June 30, 2010.

Interest expense on our other deposit products decreased by $252,000, or 34.4%, to $480,000 for the six months ended June 30, 2011 from $732,000 for the six months ended June 30, 2010.  The decrease was due to a decrease of 55 basis points in the cost of our interest-bearing demand deposits to 0.80% for the six months ended June 30, 2011 from 1.35% for the six months ended June 30, 2010 and a decrease of 10 basis points in the cost of our savings and holiday club deposits to 0.60% for the six months ended June 30, 2011 from 0.70% for the six months ended June 30, 2010.  The decrease in interest expense was also due to a decrease of $3.1 million, or 5.2%, in the average balance of our savings and holiday club deposits to $57.4 million for the six months ended June 30, 2011 from $60.5 million for the six months ended June 30, 2010, offset by an increase of $812,000, or 1.1%, in the average balance of interest-bearing demand deposits to $77.6 million for the six months ended June 30, 2011 from $76.8 million for the six months ended June 30, 2010.

Interest expense on borrowings decreased by $277,000, or 46.3%, to $321,000 for the six months ended June 30, 2011 from $598,000 for the six months ended June 30, 2010.  The decrease was primarily due to a decrease of $11.5 million, or 32.6%, in the average balance of borrowed money to $23.8 million for the six months ended June 30, 2011 from $35.3 million for the six months ended June 30, 2010. The decrease in interest expense on borrowings was also due to a decrease of 70 basis points in the cost of borrowed money to 2.69% for the six months ended June 30, 2011 from 3.39% for the six months ended June 30, 2010.

Interest expense on borrowed money for the six months ended June 30, 2011 was comprised of $317,000 in interest expense on an average balance of $23.6 million in FHLB advances and $4,000 in interest expense on an average balance of $169,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Bank’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $590,000 on an average balance of $35.0 million in FHLB advances and $8,000 in interest expense on an average balance of $331,000 on the note incurred in connection with the acquisition of Hayden Financial Group LLC during the six months ended June 30, 2010.

Allowance for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Allowance at beginning of period	$7,647	$6,733
Provision for loan losses	720	893
Charge-offs	767	2,128
Recoveries	-	3
Net charge-offs	767	2,125
Allowance at end of period	$7,600	$5,501

We recorded provisions for loan losses of $720,000 and $893,000 for the six-month periods ended June 30, 2011 and 2010, respectively.  We charged-off $767,000 against seven non-performing multi-family mortgage loans during the six months ended June 30, 2011 compared to charge-offs of $2.1 million against thirteen non-performing multi-family mortgage loans, six non-performing non-residential mortgage loans and two performing multi-family mortgage loans during the six months ended June 30, 2010.  We recorded no recoveries during the six months ended June 30, 2011 compared to recoveries of $3,000 during the six months ended June 30, 2010.

Non-interest Income.  Non-interest income increased by $13,000, or 1.5%, to $854,000 for the six months ended June 30, 2011 from $841,000 for the six months ended June 30, 2010.  The increase was primarily due to an increase of $30,000 in fee income generated by Hayden Wealth Management Group, the Bank’s investment advisory and financial planning services division, offset by a decrease of $18,000 in earnings on bank owned life insurance.

Non-interest Expense.  Non-interest expense decreased by $182,000, or 2.8%, to $6.4 million for the six months ended June 30, 2011 from $6.6 million for the six months ended June 30, 2010.  The decrease resulted primarily from decreases of $238,000 in salaries and employee benefits, $60,000 in occupancy expense, $25,000 in outside data processing expense, and $14,000 in FDIC insurance expense, offset by increases of $120,000 in other non-interest expense, $27,000 in advertising expense, $7,000 in equipment expense, and $1,000 in real estate owned expenses.

Salaries and employee benefits, which represented 51.9% of the Company’s non-interest expense during the six months ended June 30, 2011, decreased by $238,000, or 6.7%, to $3.3 million in 2011 from $3.6 million in 2010 due to a decrease in the number of full time equivalent employees to 87 at June 30, 2011 from 95 at June 30, 2010.  The decrease was primarily due to the sale of the Brooklyn branch office in December 2010 and a reduction in staff in various departments.

Occupancy expense decreased by $60,000, or 9.4%, to $577,000 in 2011 from $637,000 in 2010 due to the sale of the Brooklyn branch office.  Outside data processing expense decreased by $25,000, or 5.8%, to $408,000 in 2011 from $433,000 in 2010 due to the sale of the Brooklyn branch office and several one-time additional services provided in 2010 by the Company’s core data processing vendor.  FDIC insurance expense decreased by $14,000, or 5.8%, to $229,000 in 2011 from $243,000 in 2010 due to a decrease in insured deposits from 2010 to 2011.

Other non-interest expense increased by $120,000, or 8.7%, to $1.5 million in 2011 from $1.4 million in 2010 due mainly to increases of $61,000 in miscellaneous non-interest expenses, $61,000 in legal fees, and $41,000 in directors, officers and employee expenses.  These increases were partially offset by decreases of $27,000 in office supplies and stationery, $10,000 in insurance expenses, $4,000 in directors compensation, $2,000 in telephone expenses, and $2,000 in service contracts.

Advertising expense increased by $27,000, or 75.0%, to $63,000 in 2011 from $36,000 in 2010 due to an increase in marketing efforts to expand our Massachusetts operations.  Equipment expense increased by $7,000, or 2.5%, to $285,000 in 2011 from $278,000 in 2010 due to purchases of additional equipment to support our Massachusetts expansion.  Real estate owned expense increased by $1,000, or 8.3%, to $13,000 in 2011 from $12,000 in 2010 due to increased rental income and decreased operating expenses during the current period.

Income Taxes. Income tax expense increased by $669,000, or 332.8%, to $870,000 for the six months ended June 30, 2011 from $201,000 for the six months ended June 30, 2010.  The increase resulted primarily from a $1.6 million increase in pre-tax income in 2011 compared to 2010.  The effective tax rate was 35.8% for the six months ended June 30, 2011 and 23.6% for the six months ended June 30, 2010. The decrease in effective tax rate was primarily due to the increased portion of pre-tax income during 2010 from tax-exempt earnings on bank-owned life insurance.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At June 30, 2011	At December 31, 2010
	(Dollars in thousands)

Non-accrual loans	$17,737	$19,251
Loans past due 90 days or more and accruing	1,194	2,555
Total nonaccrual and 90 days or more past due loans	18,931	21,806
Other non-performing loans	-	-
Total non-performing loans	18,931	21,806
Real estate owned	922	933
Total non-performing assets	19,853	22,739
Troubled debt restructurings	21,508	30,893
Total troubled debt restructurings and non-performing assets	$41,361	$53,632

Total non-performing loans to total loans	5.05%	5.87%
Total non-performing loans to total assets	4.26%	4.88%
Total non-performing assets and troubled debt restructurings to total assets	9.31%	11.51%

Non-accrual loans at June 30, 2011 consisted of fourteen loans in the aggregate – six multi-family mortgage loans, one mixed-use mortgage loan, three non-residential mortgage loans and four construction mortgage loans.

The six non-accrual multi-family mortgage loans totaled $4.0 million at June 30, 2011, consisting of the following mortgage loans:

(1)
A delinquent loan with an outstanding balance of $1.5 million secured by an apartment building.  The Company filed a foreclosure action and the court has granted the Company’s request for the appointment of a receiver for the property.  The receiver’s managing agent is in place and collecting the rents and paying operating expenses and taxes.   We do not anticipate a loss on this loan.

(2)
A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building.  The delinquency is the result of a lawsuit claiming a title defect that affects the property, filed by the previous owner, claiming that the debtor never owned record title to the mortgaged property.  The Company filed a lawsuit seeking a declaration that the mortgage is a valid encumbrance against the property.  A ruling on the Company’s motion for Preliminary Injunction and Motion for Lis Pendens is expected shortly.  No trial date has been set, but we do not expect a trial date until early 2012.  We do not anticipate a loss on this loan.

(3)
An outstanding balance of $375,000 secured by an apartment building.  Our foreclosure action is in the final stages of completion.  We are currently negotiating with the borrower and his attorney for a loan modification, however if the modification discussions with the borrower are not successful in the short term, we will complete our foreclosure action.  Based on a current appraisal and projected cash flow analysis, the Company established a specific allowance of $85,000 against the loan.

(4)
Three mortgage loans with an aggregate outstanding balance of $972,000 secured by three separate apartment buildings.  The Company was in the process of filing foreclosure actions which were stayed by the debtor filing for bankruptcy.  During the second quarter of 2011, the court expunged the note.  As such, the properties are no longer subject to the bankruptcy stay.  The Company has filed foreclosure actions on all three mortgages.  Based on current appraisals and projected cash flow analyses, the Company established specific allowances of $221,000 against the loans.

The one non-accrual mixed-use mortgage loan totaled $647,000 at June 30, 2011, consisting of the following mortgage loan:

(1)
An outstanding balance of $647,000 secured by a mixed-use apartment building.  The Company filed a foreclosure summons and complaint and a motion to appoint a receiver.  Subsequent to June 30, 2011 the court appointed a receiver who then hired a managing agent.   Notices have been delivered to all tenants as required by law.  Summary judgment / default papers have been served.  Based on existing information no loss is anticipated.

The three non-accrual non-residential mortgage loans, net of charge-offs of $400,000, totaled $5.5 million at June 30, 2011, consisting of the following mortgage loans:

(1)
An outstanding balance of $4.5 million secured by an office building.  The managing member of the borrowing entity is the same individual as the managing member of the borrowing entity of the hotel construction loan referenced below.  We have recently negotiated an agreement with the borrower to begin making partial payments during the foreclosure action and the suit on the personal guaranty.  In return, the Company has agreed to forbear from collecting any judgment obtained in the pending lawsuits until December 31, 2011 (the maturity date) in the absence of a settlement agreement.  Also under this agreement, the obligor will be required to make additional monthly payments equal to 100% of the net income from the property during the term of this agreement.  While the foreclosure action is progressing, we will monitor the cash flow and require several capital improvements be made to the building to allow it to better compete in its office market.  Based on a current appraisal and projected cash flow analysis, at this time, we do not anticipate losses on this loan.

(2)
An outstanding balance of $515,000 secured by a restaurant with 23 boat slips and a general guarantee of the borrower.  We have received a Judgment of Foreclosure and Sale which was scheduled for June 24, 2011.  However, based on a request from the borrower’s attorney, the Company agreed to adjourn the foreclosure sale without prejudice for 60 days to allow the borrower to complete his refinancing.  Based on a current appraisal, management anticipates full recovery of all outstanding amounts due on this loan.

(3)
An outstanding balance of $430,000, net of a charge-off of $400,000, secured by a strip shopping center and warehouse.  The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts.  The borrower is making monthly escrow payments.  We do not anticipate any additional losses on this loan and expect to recover all legal and court fees upon resolution of the suit.

The four non-accrual construction mortgage loans, net of loans in process of $85,000, totaled $7.6 million at June 30, 2011, consisting of the following mortgage loans:

(1)
Four construction mortgage loans with an aggregate outstanding balance of $7.6 million (net of loans in process of $85,000), representing a 25% interest in a participation loan, secured by a newly completed boutique hotel.  Additional security consists of a general guarantee of the two principals and an assignment of LLC interests in two other properties.  The managing member of the borrowing entity is the same individual as the managing member of the borrowing entity of the office building loan referenced above.  The loan was restructured in 2010 and was current under the terms of a restructure agreement until October 2010.  Although the hotel is now complete and in full operation, the poor economy has adversely affected the cash flow and the borrower has been unable to continue to meet its obligations based on the restructure agreement.  At this time we are evaluating all of the available information, and in concert with the other participants, have been negotiating with several potential purchasers who have expressed an interest in purchasing the notes and mortgages.  During the fourth quarter of 2010 and first half of 2011, the Company recorded specific allowances in the amount of $2.4 million to cover the anticipated loss on the sale of the notes and mortgages.  We will continue to negotiate with the interested parties and monitor the operations of the hotel.

The one loan that is 90 days or more and still accruing is a multi-family mortgage loan consisting of the following:

(1)
A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building.  The borrower and all the borrower’s related properties are operating under Chapter 11 bankruptcy protection and are making regularly scheduled payments as approved by the Trustee.  The borrower failed to timely file a third amended disclosure statement and a plan of reorganization which lead the court to request the borrower to show cause why the case could not be converted to Chapter 7 or dismissed.  The borrower then requested an extension to file a plan of reorganization and the court granted the extension.  Based on the current appraisal and the reorganization plan before the Court, we expect repayment of all principal and interest due on this loan.  We do not anticipate a loss on this loan.

Except for the above-mentioned second non-performing, non-accrual multi-family mortgage loan, we are in the process of foreclosing on all of the multi-family, mixed-use, non-residential loans, and construction properties discussed above.  Based on recent fair value analyses of these properties, the Company does not expect any losses beyond the amounts already charged off or reserved for.  Except for the above-mentioned second non-performing, non-accrual multi-family mortgage loan, all the above-mentioned fourteen loans have been classified as substandard.  The Company did not classify the above-mentioned second non-performing, non-accrual multi-family mortgage loan because the asset is well protected by the current net worth and paying capacity of the borrower and there is no evidence of potential weaknesses or deterioration of the asset.

At June 30, 2011, we owned foreclosed properties with a net balance of $922,000, consisting of a six unit multi-family building (net balance of $629,000) located in Newark, New Jersey and a 27 unit in three multi-family buildings (net balance of $293,000) located in Herkimer, New York.  We renovated the Newark, New Jersey property and have leased five of the six units, with the eventual goal of marketing the property when the real estate market has stabilized.  The Herkimer property is currently listed for sale with a local real estate broker.

The troubled debt restructured loans consisted of 17 loans, all of which are current under their restructured terms, totaling $21.5 million.  The largest troubled debt restructured loan had an outstanding balance of $6.0 million and is secured by a multi-family building located in Brooklyn, New York.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $20.6 million at June 30, 2011 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items.  The Company can also borrow an additional $62.4 million from the FHLB of New York to provide additional liquidity.

At June 30, 2011, we had $24.0 million in loan commitments outstanding, consisting of $13.8 million in unused commercial business lines of credit, $6.6 million of real estate loan commitments, $3.2 million in unused real estate equity lines of credit, $187,000 in unused loans in process, and $154,000 in consumer lines of credit.  Certificates of deposit due within one year of June 30, 2011 totaled $132.4 million.  This represented 81.5% of certificates of deposit at June 30, 2011.  We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before June 30, 2011.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and FHLB advances.  At June 30, 2011, we had the ability to borrow $62.4 million, net of $25.0 million in outstanding advances, from the FHLB of New York.  At June 30, 2011, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock.  At June 30, 2011, the Company had liquid assets of $15.8 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2011 and the year ended December 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at June 30, 2011 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$87,731	$(6,432)	(7)%	20.31%	(86	) bp
200	90,116	(4,047)	(4)%	20.65%	(52	) bp
100	92,219	(1,944)	(2)%	20.93%	(24	) bp
50	93,160	(1,003)	(1)%	21.04%	(12	) bp
0	94,163			21.17%
(50)	95,259	1,096	1%	21.31%	15	bp
(100)	95,478	1,315	1%	21.32%	16	bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2011, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended June 30, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	67,300	$6.15	67,300	76,665
May 1 to May 31	101,665	6.37	101,665	257,685
June 1 to June 30	105,000	6.63	105,000	152,685
Total	273,965	6.42	273,965	152,685

On July 22, 2010, the Board of Directors of the Company approved the repurchase of up to 297,563 shares of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC. This repurchase program was completed on May 12, 2011 under which 297,563 shares were purchased at a total cost of approximately $1.8 million or $6.13 per share.

On May 20, 2011, the Board of Directors of the Company approved the repurchase of up to 282,685 shares of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC.  This repurchase program was completed on July 7, 2011 under which 282,685 shares were purchased at a total cost of approximately $1.9 million or $6.68 per share.

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of  Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

_____________________________
*  Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: August 15, 2011	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President, Chief Operating Officer and Chief Financial Officer