Form 10-Q
period 2011-09-30
NORTHEAST COMMUNITY BANCORP INC
filed 2011-11-14
CIK 1354772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011, there were 12,644,752 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
	September 30, 2011	December 31, 2010
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,584	$2,494
Interest-bearing deposits	49,480	41,959
Cash and cash equivalents	52,064	44,453

Certificates of deposit	2,988	2,988
Securities available-for-sale	152	162
Securities held-to-maturity	17,448	19,858
Loans receivable, net of allowance for loan losses of $7,969 and $7,647, respectively	356,883	364,798
Premises and equipment, net	7,620	6,784
Federal Home Loan Bank of New York stock, at cost	1,633	1,884
Bank owned life insurance	16,587	16,145
Accrued interest receivable	1,544	1,704
Goodwill	1,310	1,310
Intangible assets	482	527
Real estate owned	916	933
Other assets	3,983	4,462
Total assets	$463,610	$466,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$14,427	$9,839
Interest bearing	314,851	316,991
Total deposits	329,278	326,830

Advance payments by borrowers for taxes and insurance	4,297	3,384
Federal Home Loan Bank advances	20,000	25,000
Accounts payable and accrued expenses	3,021	2,487
Note payable	174	168
Total liabilities	356,770	357,869
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,644,752 shares in 2011 and 13,114,800 shares in 2010	132	132
Additional paid-in capital	57,319	57,391
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,694)	(3,888)
Retained earnings	56,898	55,335
Treasury stock – at cost, 580,248 shares and 110,200 shares respectively	(3,713)	(664)
Accumulated other comprehensive loss	(102)	(167)
Total stockholders’ equity	106,840	108,139
Total liabilities and stockholders’ equity	$463,610	$466,008

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

INTEREST INCOME:
Loans	$5,378	$5,585	$16,314	$17,010
Interest-earning deposits	9	17	29	92
Securities – taxable	186	244	548	761

Total Interest Income	5,573	5,846	16,891	17,863

INTEREST EXPENSE:
Deposits	1,127	1,865	3,428	5,799
Borrowings	161	233	482	831

Total Interest Expense	1,288	2,098	3,910	6,630

Net Interest Income	4,285	3,748	12,981	11,233

PROVISION FOR LOAN LOSSES	393	4	1,113	898

Net Interest Income after Provision for Loan Losses	3,892	3,744	11,868	10,335

NON-INTEREST INCOME:
Other loan fees and service charges	96	80	244	231
Gain/(loss) on disposition of equipment	15	-	10	(7)
Earnings on bank owned life insurance	149	157	442	468
Investment advisory fees	259	193	670	574
Other	(2)	5	5	11

Total Non-Interest Income	517	435	1,371	1,277

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,862	1,715	5,182	5,273
Occupancy expense	280	308	857	945
Equipment	173	122	458	400
Outside data processing	185	199	592	632
Advertising	58	15	122	51
Real estate owned expense	14	83	27	95
FDIC insurance premiums	87	112	315	355
Other	1,072	815	2,579	2,201

Total Non-Interest Expenses	3,731	3,369	10,132	9,952

Income before Provision for Income Taxes	678	810	3,107	1,660

PROVISION FOR INCOME TAXES	211	276	1,081	477

Net Income	$467	$534	$2,026	$1,183
Net Income per Common Share – Basic	$0.04	$0.04	$0.16	$0.09
Weighted Average Number of Common Shares Outstanding – Basic	12,277	12,743	12,518	12,735
Dividends Declared per Common Share	$0.03	$0.03	$0.09	$0.09

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2011 and 2010 (in thousands)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity	Comprehensive Income
Balance at December 31, 2009	$132	$57,496	$(4,147)	$54,121	$-	$(154)	$107,448
Comprehensive income:
Net income	-	-	-	1,183	-	-	1,183	$1,183
Unrealized gain on securities available for sale, net of taxes of $1	-	-	-	-		2	2	2
Pension liability – DRP, net of taxes of $8	-	-	-	-		(12)	(12)	(12)
Purchase of 85,400 shares of treasury stock	-	-	-	-	(515)		(515)
Minority cash dividends declared ($.09 per share)	-	-	-	(490)		-	(490)
ESOP shares earned	-	(78)	194	-	-	-	116
Total Comprehensive Income								$1,173
Balance – September 30, 2010	$132	$57,418	$(3,953)	$54,814	$(515)	$(164)	$107,732
Balance at December 31, 2010	$132	$57,391	$(3,888)	$55,335	$(664)	$(167)	$108,139
Comprehensive income:
Net income	-	-	-	2,026	-	-	2,026	$2,026
Unrealized loss on securities available for sale, net of taxes of $0	-	-	-	-		(1)	(1)	(1)
Pension liability – DRP, net of taxes of $21	-	-	-	-		66	66	66
Purchase of 470,048 shares of treasury stock	-	-	-	-	(3,049)	-	(3,049)
Minority cash dividends declared ($.09 per share)	-	-	-	(463)		-	(463)
ESOP shares earned	-	(72)	194	-	-	-	122
Total Comprehensive Income								$2,091
Balance – September 30, 2011	$132	$57,319	$(3,694)	$56,898	$(3,713)	$(102)	$106,840

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Net income	$2,026	$1,183
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	34	25
Provision for loan losses	1,113	898
Depreciation	515	586
Net amortization of deferred loan fees and costs	118	104
Amortization of intangible assets	45	45
Deferred income tax (benefit) expense	(228)	292
Accretion of discount on note payable	6	11
Retirement plan expense	507	456
(Gain) loss on disposal of equipment	(10)	7
Loss on sale of real estate owned	-	50
Earnings on bank owned life insurance	(442)	(468)
ESOP compensation expense	122	116
Decrease (increase) in accrued interest receivable	160	(23)
Decrease in other assets	663	263
Increase (decrease) in accounts payable and accrued expenses	136	(90)
Net Cash Provided by Operating Activities	4,765	3,455
Cash Flows from Investing Activities:
Net decrease in loans	6,684	14,194
Purchase of securities held-to-maturity	(984)	(22,568)
Principal repayments on securities available-for-sale	10	8
Principal repayments on securities held-to-maturity	3,360	13,475
Proceeds from maturities of certificates of deposit	-	7,719
Redemption of Federal Home Loan Bank of New York stock	251	393
Proceeds from disposition of equipment	10	-
Proceeds from sale of real estate owned	-	300
Purchases of premises and equipment	(1,334)	(80)
Purchase of bank owned life insurance	-	(5,000)
Net Cash Provided by Investing Activities	7,997	8,441
Cash Flows from Financing Activities:

Net increase (decrease) in deposits	2,448	(18,991)
Proceeds from FHLB of NY advances	10,000	-
Repayment of FHLB of NY advances	(15,000)	(10,000)
Purchase of treasury stock	(3,049)	(515)
Increase in advance payments by borrowers for taxes and insurance	913	984
Cash dividends paid to minority shareholders	(463)	(490)

Net Cash Used in Financing Activities	(5,151)	(29,012)

Net Increase (Decrease) in Cash and Cash Equivalents	7,611	(17,116)

Cash and Cash Equivalents - Beginning	44,453	88,718

Cash and Cash Equivalents - Ending	$52,064	$71,602

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$705	$-
Interest paid	$3,428	$6,634
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Loan transferred to real estate owned	$-	$751

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

NECP, a New York limited liability company, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank.  As of September 30, 2011, NECP had title to two multifamily properties.  The Bank accepted a deed-in-lieu of foreclosure and transferred the first property to NECP on November 19, 2008.  In addition, the Bank accepted a deed-in-lieu of foreclosure and transferred the second property to NECP on November 30, 2010.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The December 31, 2010 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.  In preparing these consolidated financial statements, the Company evaluated the events that occurred after September 30, 2011 and through the date these consolidated financial statements were issued.

Loans

Loans are stated at unpaid principal balances plus net deferred loan origination fees and costs less an allowance for loan losses.  Interest on loans receivable is recorded on the accrual basis.  An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured and in the process of collection.  When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income.  Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income.  Interest on loans that have been restructured is accrued according to the renegotiated terms, unless on non-accrual.  Net loan origination fees and costs are deferred and amortized into income over the contractual lives of the related loans by use of the level yield method.  Past due status of loans is based upon the contractual due date.

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

The allowance consists of specific and general reserves.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis.

The Company does not evaluate consumer or residential one- to four-family loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, a below market rate, or an extension of a loan’s stated maturity date.  Adversely classified, non-accrual troubled debt restructurings may be reclassified if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral or discounted cash flows.

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

The general component covers pools of loans by loan class including loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates and expected loss given default derived from the Company’s internal risk rating process for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Changes in policies and procedures in underwriting standards and collections.
2.	Changes in economic conditions.
3.	Changes in nature and volume of lending.
4.	Experience of origination team.
5.	Changes in past due loan volume and severity of classified assets.
6.	Quality of loan review system.
7.	Collateral values in general throughout lending territory.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses (Continued)

8.	Concentrations of credit.
9.	Competitive, legal and regulatory issues.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.  The Company’s President is ultimately responsible for the timely and accurate risk rating of the loan portfolio.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, residential and consumer loans.  Credit quality risk ratings include classifications of pass, special mention, substandard, doubtful and loss.  Loans criticized as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

In addition, federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of September 30, 2011.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  Common stock equivalents may include restricted stock awards and stock options.  Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company has not granted any restricted stock awards or stock options and, during the nine-month periods ended September 30, 2011 and 2010, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2010 and September 30, 2011, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan.  As of December 31, 2010, the Company had allocated 103,684 shares to participants, and an additional 25,921 shares had been committed to be released.  As of September 30, 2011, the Company had allocated 129,605 shares to participants, and an additional 19,441 shares had been committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The Company recognized compensation expense of $42,000 and $37,000 during the three-month periods ended September 30, 2011 and 2010, respectively, and $122,000 and $116,000 during the nine-month periods ended September 30, 2011 and 2010, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)

	2011	2010	2011	2010
Service cost	$14	$14	$42	$42
Interest cost	10	10	30	30
Amortization of prior service cost	5	5	15	15
Amortization of actuarial loss	1	1	4	5
Total	$30	$30	$91	$92

This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The amortization of prior service cost and actuarial loss in the nine-month periods ended September 30, 2011 and 2010 is also reflected as a reduction in other comprehensive income during those periods.

NOTE 5 – INVESTMENTS

The following tables set forth the amortized cost and fair values of our securities portfolio at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
At September 30, 2011
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$95	$3	$-	$98
Federal National Mortgage Association	53	1	-	54
Total	$148	$4	$-	$152

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$12,886	$420	$-	$13,306
Federal Home Loan Mortgage Corporation	307	7	-	314
Federal National Mortgage Association	309	8	-	317
Collateralized mortgage obligations-GSE	3,945	179	-	4,124
Other	1	-	-	1
Total	$17,448	$614	$-	$18,062

NOTE 5 – INVESTMENTS (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
At December 31, 2010
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$102	$4	$-	$106
Federal National Mortgage Association	55	1	-	56
Total	$157	$5	$-	$162

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$14,521	$355	$-	$14,876
Federal Home Loan Mortgage Corporation	345	11	-	356
Federal National Mortgage Association	352	9	-	361
Collateralized mortgage obligations-GSE	4,639	109	-	4,748
Other	1	-	-	1
Total	$19,858	$484	$-	$20,342

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	September 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$148	$152

	$148	$152

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	September 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Due after one but within five years	$4	$4
Due after five but within ten years	251	256
Due after ten years	17,193	17,802

	$17,448	$18,062

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

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2011:	(In thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$98	$-	$98	$-
Federal National Mortgage Association	54	-	54	-
December 31, 2010:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$106	$-	$106	$-
Federal National Mortgage Association	56	-	56	-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2011:
Impaired loans	$6,351	$-	$-	$6,351
December 31, 2010:
Impaired loans	$10,953	$-	$-	$10,953

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

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

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

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

Note Payable

The fair value of the note payable is estimated based on the discounted value of future contractual payments.  The discount rate is equivalent to the estimated rate at which the Company could currently obtain similar financing.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2011 and December 31, 2010, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$52,064	$52,064	$44,453	$44,453
Certificates of deposit	2,988	2,988	2,988	2,988
Securities available for sale	152	152	162	162
Securities held to maturity	17,448	18,062	19,858	20,342
Loans receivable	356,883	363,080	364,798	372,322
FHLB stock	1,633	1,633	1,884	1,884
Accrued interest receivable	1,544	1,544	1,704	1,704

Financial liabilities:
Deposits, including accrued interest	329,278	332,105	326,830	330,471
FHLB advances	20,000	20,780	25,000	26,759
Note payable	174	190	168	173

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is a breakdown of the loan portfolio by segment, and classes under those segments where applicable:

	September 30, 2011	December 31, 2010
	(In thousands)
Residential real estate:
One-to-four family	$186	$211
Multi-family	194,291	190,042
Mixed use	49,923	55,244
	244,400	245,497
Non-residential real estate	90,250	100,925
Construction	9,030	12,913
Commercial	20,287	12,140
Consumer	70	63

Total Loans	364,037	371,538

Allowance for loan losses	(7,969)	(7,647)
Deferred loan fees and costs	815	907

Net Loans	$356,883	$364,798

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is an analysis of the allowance for loan losses:

Allowance for Loan Losses as of and for the Nine Months Ended September 30, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,924	$1,560	$2,083	$80	$-	$7,647
Charge-offs	(795)	-	-	-	-	(795)
Recoveries	4	-	-	-	-	4
Provision	987	(350)	455	21	-	1,113
Ending balance	$4,120	$1,210	$2,538	$101	$-	$7,969
Ending balance: individually evaluated for impairment	$414	$-	$2,468	$-	$-	$2,882

Ending balance: collectively evaluated for impairment	$3,706	$1,210	$70	$101	$-	$5,087

Loan receivables:
Ending balance	$244,400	$90,250	$9,030	$20,287	$70	$364,037

Ending balance: individually evaluated for impairment	$13,308	$9,695	$7,625	$-	$-	$30,628

Ending balance: collectively evaluated for impairment	$231,092	$80,555	$1,405	$20,287	$70	$333,409

Allowance for Loan Losses as of and for the Three Months Ended September 30, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,893	$1,309	$2,320	$78	$-	$7,600
Charge-offs	(28)	-	-	-	-	(28)
Recoveries	4	-	-	-	-	4
Provision	251	(99)	218	23	-	393
Ending balance	$4,120	$1,210	$2,538	$101	$-	$7,969

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses as of and for the Year Ended December 31, 2010 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,948	$2,495	$186	$104	$-	$6,733
Charge-offs	(1,211)	(1,407)	-	-	-	(2,618)
Recoveries	45	-	-	-	-	45
Provision	1,142	472	1,897	(24)	-	3,487
Ending balance	$3,924	$1,560	$2,083	$80	$-	$7,647

Ending balance: individually evaluated for impairment	$368	$82	$1,756	$-	$-	$2,206

Ending balance: collectively evaluated for impairment	$3,556	$1,478	$327	$80	$-	$5,441

Loan receivables:
Ending balance	$245,497	$100,925	$12,913	$12,140	$63	$371,538
Ending balance: individually evaluated for impairment	$7,696	$10,399	$11,575	$-	$-	$29,670

Ending balance: collectively evaluated for impairment	$237,801	$90,526	$1,338	$12,140	$63	$341,868

The following is an analysis of the Company’s impaired loans.

Impaired Loans as of September 30, 2011 (in thousands)
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$11,700	$11,700	$-	$11,637	$347
Non-residential real estate	9,695	9,695	-	9,107	114
Construction	-	-	-	-	-
Subtotal	21,395	21,395	-	20,744	461
With an allowance recorded:
Residential real estate-Multi-family	1,608	1,608	414	1,574	13
Non-residential real estate	-	-	-	-	-
Construction	7,625	7,625	2,468	7,548	-
Subtotal	9,233	9,233	2,882	9,122	13
Total:
Residential real estate-Multi-family	13,308	13,308	414	13,211	360
Non-residential real estate	9,695	9,695	-	9,107	114
Construction	7,625	7,625	2,468	7,548	-
Total	$30,628	$30,628	$2,882	$29,866	$474

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans as of December 31, 2010 (in thousands)

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$6,608	$6,608	$-	$6,505	$246
Non-residential real estate	9,903	9,903	-	10,086	268
Construction	-	-	-	-	-
Subtotal	16,511	16,511	-	16,591	514
With an allowance recorded:
Residential real estate-Multi-family	1,088	1,088	368	1,147	-
Non-residential real estate	496	496	82	414	5
Construction	11,575	11,575	1,756	11,696	464
Subtotal	13,159	13,159	2,206	13,257	469
Total:
Residential real estate-Multi-family	7,696	7,696	368	7,652	246
Non-residential real estate	10,399	10,399	82	10,500	273
Construction	11,575	11,575	1,756	11,696	464
Total	$29,670	$29,670	$2,206	$29,848	$983

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of September 30, 2011 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$-	$-	$-	$-	$186	$186	$-
Multi-family	-	-	5,510	5,510	188,781	194,291	1,191
Mixed-use	-	-	681	681	49,242	49,923	-
Non-residential real estate	-	-	6,602	6,602	83,648	90,250	-
Construction loans	-	-	7,625	7,625	1,405	9,030	-
Commercial loans	-	183	-	183	20,104	20,287	-
Consumer	-	-	-	-	70	70	-
Total loans	$-	$183	$20,418	$20,601	$343,436	$364,037	$1,191

Age Analysis of Past Due Loans as of December 31, 2010 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$-	$-	$-	$-	$211	$211	$-
Multi-family	1,450	-	4,774	6,224	183,818	190,042	2,555
Mixed-use	-	-	-	-	55,244	55,244	-
Non-residential real estate	-	-	5,457	5,457	95,468	100,925	-
Construction loans	-	-	11,575	11,575	1,338	12,913	-
Commercial loans	-	-	-	-	12,140	12,140	-
Consumer	2	-	-	2	61	63	-
Total loans	$1,452	$-	$21,806	$23,258	$348,280	$371,538	$2,555

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Quality Indicators as of September 30, 2011 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Grade:
Pass	$231,092	$80,555	$1,405	$20,287	$70	$333,409
Special Mention	1,270	-	-	-	-	1,270
Substandard	12,038	9,695	7,625	-	-	29,358
Total	$244,400	$90,250	$9,030	$20,287	$70	$364,037

Credit Quality Indicators as of December 31, 2010 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Grade:
Pass	$237,801	$90,526	$1,338	$12,140	$63	$341,868
Special Mention	2,625	4,942	-	-	-	7,567
Substandard	5,071	5,457	11,575	-	-	22,103
Total	$245,497	$100,925	$12,913	$12,140	$63	$371,538

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of September 30, 2011 and December 31, 2010 (in thousands)

	2011	2010

Residential real estate-Multi-family	$4,999	$2,219
Non-residential real estate	6,603	5,457
Construction loans	7,625	11,575
Total	$19,227	$19,251

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the breakdown of loans we modified during the three and nine months ended September 30:

Three Months Ended September 30,
2011
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Residential real estate:
Multi-family	2	$2,279	$2,279

Nine Months Ended September 30,
2011
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Residential real estate:
Multi-family	2	$2,279	$2,279

Both loans had an interest rate of 6.5% with an amortization of 25 years that was modified to a rate of 5% and an amortization of 30 years.

As of September 30, 2011, none of the loans that were modified during the previous twelve-months had defaulted in the preceding nine-month period ended September 30, 2011.

As a result of the adopting the amendments in Accounting Standards Update No. 2011-02.  The Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  The Company identified no loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology that are now considered troubled debt restructurings in accordance with Accounting Standards Update No. 2011-02.

NOTE 8 – EFFECT OF SALE OF OUR NEW YORK CITY BRANCH OFFICE

On June 29, 2007, the Company completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”).  The sale price for the Property was $28.0 million.  At closing, the Company received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million (the “Original Note”).  The Original Note was payable in two $9.0 million installments due on the first and second anniversaries of the Original Note.  On July 31, 2008, as payment of the first installment due under the Original Note, the Company received $2.0 million in cash and a new $7.0 million note bearing interest at 7% per annum and payable over a five-month period ending on December 31, 2008 (the “New Note”).  On December 31, 2008, the Original Note and the remaining $1.9 million balance on the New Note were rolled into a new $10.9 million note payable on July 31, 2009 (the “Combined Note”).  On July 29, 2009, prior to the due date, the $10.9 million Combined Note was extended to January 31, 2010.  The amount due on such date included interest and expenses.  The Company and the borrower agreed in December 2010 to extend the term of the Combined Note to June 30, 2011 after the borrower paid $1.9 million in cash to the Company in the fourth quarter of 2010.  The payment represented $1.5 million in interest income for 2009 and 2010 and $377,000 in pre-paid interest for the six months ended June 30, 2011.

The Combined Note is secured by 100% of the interests in the companies owning the Property.  In addition, the Combined Note is secured by a first mortgage on the Property.  Based on a current appraisal, the loan to value is approximately 35%.  The Company recognized interest income of $569,000 during the nine months ended September 30, 2011 and $1.5 million in interest income in 2010 since it believes the collection of the principal balance is assured.  The Company and the borrower agreed on June 30, 2011 to further extend the term of the Combined Note to September 30, 2011 after the borrower paid $363,000 in cash to the Company on June 30, 2011.  The payment represented $192,000 in pre-paid interest for the three months ended September 30, 2011 and a reimbursement of $171,000 in expenses incurred by the Company in connection with the Property during 2011. This note is not treated as a loan or extension of credit for purposes of the regulatory limits on loans to one borrower.

On November 4, 2011 the note, including expenses and interest, was paid off.

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  This ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession.  This ASU provides guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  For public entities, the amendments in this ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  The Company adopted this guidance in the period ended September 30, 2011 and disclosed the required information in its consolidated financial statements.

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

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

ASU 2011-05:  The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The Company is still evaluating the impact the new pronouncement may have on its consolidated financial statements.

ASU 2011-08:  Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

NOTE 10 – STOCK REPURCHASE

On July 22, 2010, the Company announced that the Company’s Board of Directors approved the repurchase for up to 297,563 shares, or approximately 5.0% of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC (the “MHC”). This repurchase program was completed on May 12, 2011 under which the last of the 297,563 shares were purchased.  These repurchases were conducted solely through a Rule 10b5-1 repurchase plan.  Repurchased shares are held in treasury.  The total cost of the 187,363 shares purchased under the plan for the nine months ended September 30, 2011 was $1,159,000. A total of 297,563 shares were purchased under the plan at a total cost of approximately $1.8 million, or $6.13 per share.

On May 20, 2011 the Company announced that the Company’s Board of Directors approved a second repurchase plan for up to 282,685 shares, or approximately 5.0% of the Company’s outstanding common stock held by persons other than the MHC.  This repurchase program was completed on July 12, 2011 under which 282,685 shares were purchased at a total cost of $1,889,000, or $6.68 per share.  These repurchase were conducted solely through a Rule 10b5-1 repurchase plan.  Repurchased shares are held in treasury.

In the aggregate, the Company has purchased 580,248 shares at a cost of $3.7 million, or $6.40 per share, through September 30, 2011.

NOTE 11 – DIVIDEND RESTRICTION

The MHC held 7,273,750 shares, or 57.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 42.5% of outstanding stock, at September 30, 2011.  The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the three fiscal quarters ending March 31, 2012.

The MHC has waived receipt of past dividends paid by the Company.  The dividends waived are considered as a restriction on the retained earnings of the Company.  As of September 30, 2011 and December 31, 2010, the aggregate retained earnings restricted for cash dividends waived were $3,710,000 and $3,055,000, respectively.  See Part II, “Item 1A. Risk Factors,” related to the amount of dividends paid on the Company’s common stock, if any.

NOTE 12 - SUBSEQUENT EVENTS

On November 7, 2011 we executed an agreement to purchase a branch facility in Massachusetts for approximately $1.3 million.  The closing of the purchase is contingent on the seller completing certain improvements to the location, which we currently anticipate will occur in the fourth quarter of 2011.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our allowance for loan losses.  As of July 21, 2011, the OCC assumed responsibility from the Office of Thrift Supervision for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations, state and federal.  In addition, the supervision of savings and loan holding companies (“SLHCs”), such as the Company, and their non-depository subsidiaries transferred to the Board of Governors of the Federal Reserve System (the “Board”) on July 21, 2011. The OCC or the Board could require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations.  A large loss or a series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional discussion, see note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2010.

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

Third Quarter Performance Highlights

The Company’s earnings for the quarter ended September 30, 2011 decreased by $67,000 over the same period in 2010 due primarily to increases of $389,000 in provision for loan losses and an increase of $362,000 in non-interest expense.  Offsetting these increases was an increase of $537,000 in net interest income from period to period primarily as a result of the cost of our interest-bearing liabilities decreasing more than the corresponding decrease in the yield on our interest-earning assets.

Non-performing loans decreased by $1.4 million, or 6.4%, to $20.4 million as of September 30, 2011 from $21.8 million as of December 31, 2010.  The decrease in non-performing loans is primarily attributable to the resolution of three multi-family mortgage loans and three construction mortgage loans totaling $6.1 million that were satisfied or became performing as of September 30, 2011, partially offset by the addition of five non-performing multi-family mortgage loans, one non-performing mixed-use mortgage loan, and one non-performing non-residential mortgage loan totaling $4.6 million.

We will continue to monitor our non-performing loans closely and adjust the level of allowance for loan losses appropriately as updated information becomes available.  In this regard, the Company’s Special Assets Group reviews all non-performing loans, potential non-performing loans, and restructured loans at least quarterly and, more frequently, if necessary.  The monitoring of these loans by the Special Assets Group allows the Company to adjust its level of loan loss allowances quickly in response to even modest changes in the loan portfolio’s performance.

In an effort to reduce our risk exposure, we discontinued offering new construction loans effective the first quarter of 2009 and are not currently offering such loans.

During the third quarter of 2011, the Company scaled back its origination activity of new multi-family mortgages in New York.   Based on market interest rates as low as 3.50% to 4.00%, the Company does not believe it is being adequately compensated for both the default risk and the duration gap risk associated with these loans.  The Company intends to monitor the multi-family market in New York and, depending on market conditions and other factors, may increase such lending in the future.

In light of recent consolidation in the banking industry in Massachusetts and consistent with the Company’s business plan, the Company intends to continue to aggressively pursue opportunities to expand its business in Massachusetts, particularly in and around the I-495 corridor.  In 2009, the Company opened two branches in Massachusetts, one in Danvers and one in Plymouth, and we continue to look for other branch sites within our Massachusetts market area.  At this time, the Company is also continuing to focus on opportunities to increase its loan production in Massachusetts in the areas of multi-family real estate lending and commercial and industrial lending in a manner consistent with our conservative underwriting standards.  We have also expanded our product offerings to include one- to four-family lending within our market area in Massachusetts.  To support the expansion of its lending operations in Massachusetts, the Company has hired additional employees for its operations in Massachusetts and has purchased a second office building located in Danvers, Massachusetts.

On November 7, 2011 we executed an agreement to purchase a third branch in Massachusetts for approximately $1.3 million.  The closing of the purchase is contingent on the seller completing certain improvements to the location, which we currently anticipate will occur in the fourth quarter of 2011.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets decreased by $2.4 million, or 0.5%, to $463.6 million at September 30, 2011 from $466.0 million at December 31, 2010.  The decrease in total assets was due to decreases of $7.9 million in loans receivable, net, $2.4 million in securities held-to-maturity, $479,000 in other assets, $251,000 in Federal Home Loan Bank of New York (“FHLB”) stock, and $160,000 in accrued interest receivable, offset by increases of $7.6 million in cash and cash equivalents, $836,000 in premises and equipment, net, and $442,000 in bank owned life insurance.  The decrease in total assets funded repayment of $5.0 million in FHLB advances and decrease of $1.3 million in stockholders’ equity, partially offset by increases of $2.4 million in deposits, $913,000 in advance payments by borrowers for taxes and insurance, and $534,000 in accounts payable and accrued expenses.

Cash and cash equivalents increased by $7.6 million, or 17.1%, to $52.1 million at September 30, 2011, from $44.5 million at December 31, 2010.  The increase in short-term liquidity resulted primarily from a decrease of $7.9 million in loans receivable.

Securities held-to-maturity decreased by $2.4 million, or 12.1%, to $17.4 million at September 30, 2011 from $19.9 million at December 31, 2010 due primarily to repayments of $3.4 million less purchases of $1.0 million.  FHLB stock decreased by $251,000, or 13.3%, to $1.6 million at September 30, 2011 from $1.9 million at December 31, 2010 due primarily to a decrease in the amount of FHLB stock that we are required to hold as a result of decreases in loans receivable, net, and FHLB advances.

Loans receivable, net, decreased by $7.9 million, or 2.2%, to $356.9 million at September 30, 2011 from $364.8 million at December 31, 2010 due to loan repayments totaling $37.8 million that exceeded loan originations of $30.3 million and an increase of $322,000 in the allowance for loan losses.

Bank owned life insurance increased by $442,000, or 2.7%, to $16.6 million at September 30, 2011 from $16.1 million at December 31, 2010 due to earnings during the nine months ended September 30, 2011.  Premises and equipment increased by $836,000, or 12.3%, to $7.6 million at September 30, 2011 from $6.8 million at December 31, 2010 due primarily to the purchases of building and equipment for the expansion of operations in Massachusetts, less depreciation.

Other assets decreased by $479,000, or 10.7%, to $4.0 million at September 30, 2011 from $4.5 million at December 31, 2010 due primarily to reductions in various income tax accounts and the amortization of prepaid FDIC premiums during the first nine months of 2011.

Deposits increased by $2.4 million, or 0.7%, to $329.3 million at September 30, 2011 from $326.8 million at December 31, 2010.  The increase in deposits was primarily attributable to increases of $8.6 million in our regular savings accounts and $4.6 million in non-interest bearing accounts, offset by decreases of $7.3 million in certificates of deposits, and $3.5 million in our NOW and money market accounts.

Advance payments by borrowers for taxes and insurance increased by $913,000, or 27.0%, to $4.3 million at September 30, 2011 from $3.4 million at December 31, 2010 due primarily to accumulating balances paid into escrow accounts by our borrowers.

Stockholders’ equity decreased by $1.3 million, or 1.2%, to $106.8 million at September 30, 2011, from $108.1 million at December 31, 2010.  This decrease was primarily the result of treasury stock purchases of $3.0 million pursuant to the Company’s stock repurchase plan and cash dividends of $463,000, offset by comprehensive net income of $2.1 million and $122,000 for ESOP shares earned for the period.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. Net income decreased by $67,000, or 12.5%, to $467,000 for the quarter ended September 30, 2011, from $534,000 for the quarter ended September 30, 2010.  The decrease was primarily the result of increases of $389,000 in provision for loan losses and $362,000 in non-interest expense, offset by increases of $537,000 in net interest income and $82,000 in non-interest income and a decrease of $65,000 in income taxes.

Net Interest Income.  Net interest income increased by $537,000, or 14.3%, to $4.3 million for the three months ended September 30, 2011 from $3.7 million for the three months ended September 30, 2010.  The increase in net interest income resulted primarily from a decrease of $810,000 in interest expense that exceeded a decrease of $273,000 in interest income.  The increase in net interest income was also due to an increase of $3.7 million in average net interest-earning assets that resulted from decreases of $49.9 million in average deposits and borrowings that exceeded decreases of $46.2 million in average loans, securities, and other interest-earning assets.  The decrease in average deposits and borrowings was due to the December 2010 sale of the Brooklyn branch office and the repayment of $5.0 million in FHLB advances in the third quarter of 2011.  The decrease in average loans, securities, and other interest-earning assets was due to loan repayments exceeding loan originations as a result of the Company scaling back its origination activity of new multi-family mortgages in New York, calls and repayments of investment securities, and the funding of the Brooklyn branch sale.

The net interest spread increased by 91 basis points to 3.59% for the three months ended September 30, 2011 from 2.68% for the three months ended September 30, 2010.  The net interest margin increased by 83 basis points between these periods from 3.12% for the quarter ended September 30, 2010 to 3.95% for the quarter ended September 30, 2011.  The increase in the interest rate spread and the net interest margin in the third quarter of 2011 compared to the same period in 2010 was due to an increase in the yield on our interest-earning assets coupled with a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets increased by 26 basis points to 5.13% for the three months ended September 30, 2011 from 4.87% for the three months ended September 30, 2010 and the cost of our interest-bearing liabilities decreased by 65 basis points to 1.54% for the three months ended September 30, 2011 from 2.19% for the three months ended September 30, 2010.  The increase in the average yield on our interest-earning assets was due to the decrease in the average interest-earning assets exceeding the decrease in interest income.  In this regard, the average balance of interest-earning assets decreased by $46.2 million, or 9.6%, to $434.3 million for the three months ended September 30, 2011 from $480.5 million for the three months ended September 30, 2010, whereas total interest income decreased by $273,000, or 4.7%, to $5.6 million for the three months ended September 30, 2011, from $5.8 million for the three months ended September 30, 2010.  The decrease in the cost of our interest-bearing liabilities was due to the low interest rate environment in 2010 which continued through the first three quarters of 2011.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$372,688	$5,378	5.77%	$381,828	$5,585	5.85%
Securities (including FHLB stock)	23,864	186	3.12	29,405	244	3.32
Other interest-earning assets	37,793	9	0.10	69,315	17	0.10
Total interest-earning assets	434,345	5,573	5.13	480,548	5,846	4.87
Allowance for loan losses	(7,730)			(5,391)
Non-interest-earning assets	33,233			33,360
Total assets	$459,848			$508,517

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$77,754	$168	0.86%	$87,576	$329	1.50%
Savings and club accounts	61,995	108	0.70	60,868	99	0.65
Certificates of deposit	169,522	851	2.01	207,514	1,437	2.77
Total interest-bearing deposits	309,271	1,127	1.46	355,958	1,865	2.10

Borrowings	24,357	161	2.64	27,565	233	3.38
Total interest-bearing liabilities	333,628	1,288	1.54	383,523	2,098	2.19

Noninterest-bearing demand	12,896			11,057
Other liabilities	6,111			5,676
Total liabilities	352,635			400,256

Stockholders’ equity	107,213			108,261
Total liabilities and Stockholders’ equity	$459,848			$508,517
Net interest income		$4,285			$3,748
Interest rate spread			3.59%			2.68%
Net interest margin			3.95%			3.12%
Net interest-earning assets	$100,717			$97,025
Interest-earning assets to interest-bearing liabilities	130.19%			125.30%

Total interest income decreased by $273,000, or 4.7%, to $5.6 million for the three months ended September 30, 2011, from $5.8 million for the three months ended September 30, 2010.  Interest income on loans decreased by $207,000, or 3.7%, to $5.4 million for the three months ended September 30, 2011 from $5.6 million for the three months ended September 30, 2010.  The average balance of the loan portfolio decreased by $9.1 million, or 2.4%, to $372.7 million for the three months ended September 30, 2011 from $381.8 million for the three months ended September 30, 2010 as repayments outpaced originations.  The average yield on loans decreased by 8 basis points to 5.77% for the three months ended September 30, 2011 from 5.85% for the three months ended September 30, 2010.

Interest income on securities decreased by $58,000, or 23.8%, to $186,000 for the three months ended September 30, 2011 from $244,000 for the three months ended September 30, 2010.  The decrease was primarily due to a decrease of $5.5 million, or 18.8%, in the average balance of securities to $23.9 million for the three months ended September 30, 2011 from $29.4 million for the three months ended September 30, 2010.  The decrease in the average balance was due to the principal repayments on investment securities and a decrease in FHLB New York stock.  The decrease in interest income on securities was also due to the re-pricing of the yield of our adjustable rate investment securities and to the decline in interest rates from September 30, 2010 to September 30, 2011. As a result, the average yield on securities decreased by 20 basis points to 3.12% for the three months ended September 30, 2011 from 3.32% for the three months ended September 30, 2010.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $8,000, or 47.1% to $9,000 for the three months ended September 30, 2011 from $17,000 for the three months ended September 30, 2010.  The decrease was primarily due to a decrease of $31.5 million, or 45.5%, in the average balance of interest-earning assets to $37.8 million for the three months ended September 30, 2011 from $69.3 million for the three months ended September 30, 2010.  The decrease in the average balance of other interest-earning assets was due to the decrease in cash and cash equivalents, offset by an increase in certificates of deposit.

Total interest expense decreased by $810,000, or 38.6%, to $1.3 million for the three months ended September 30, 2011 from $2.1 million for the three months ended September 30, 2010.  Interest expense on deposits decreased by $738,000, or 39.6%, to $1.1 million for the three months ended September 30, 2011 from $1.9 million for the three months ended September 30, 2010.  During this same period, the average cost of deposits decreased by 64 basis points to 1.46% for the three months ended September 30, 2011 from 2.10% for the three months ended September 30, 2010.

Due to an effort by the Company to decrease reliance on high cost certificates of deposits, the average balance of certificates of deposits decreased by $38.0 million, or 18.3%, to $169.5 million for the three months ended September 30, 2011 from $207.5 million for the three months ended September 30, 2010.  As a result of the decrease in the average balance of certificates of deposits, interest expense on our certificates of deposits decreased by $586,000, or 40.8%, to $851,000 for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010.  The decrease in interest expense on our certificates of deposits was also due to a decrease of 76 basis points in the average cost of our certificates of deposits to 2.01% for the three months ended September 30, 2011 from 2.77% for the three months ended September 30, 2010.

Interest expense on our other deposit products decreased by $152,000, or 35.5%, to $276,000 for the three months ended September 30, 2011 from $428,000 for the three months ended September 30, 2010.  The decrease was due to a decrease of 64 basis points in the cost of our interest-bearing demand deposits to 0.86% for the three months ended September 30, 2011 from 1.50% for the three months ended September 30, 2010, offset by an increase of 5 basis points in the cost of our savings and holiday club deposits to 0.70% for the three months ended September 30, 2011 from 0.65% for the three months ended September 30, 2010.  The decrease in interest expense was also due to a decrease of $9.8 million, or 11.2%, in the average balance of interest-bearing demand deposits to $77.8 million for the three months ended September 30, 2011 from $87.6 million for the three months ended September 30, 2010, offset by an increase of $1.1 million, or 1.9%, in the average balance of our savings and holiday club deposits to $62.0 million for the three months ended September 30, 2011 from $60.9 million for the three months ended September 30, 2010.

Interest expense on borrowings decreased by $72,000, or 30.9%, to $161,000 for the three months ended September 30, 2011 from $233,000 for the three months ended September 30, 2010.  The decrease was primarily due to a decrease of $3.2 million, or 11.6%, in the average balance of borrowed money to $24.4 million for the three months ended September 30, 2011 from $27.6 million for the three months ended September 30, 2010.  The decrease in interest expense on borrowings was also due to a decrease of 74 basis points in the cost of borrowed money to 2.64% for the three months ended September 30, 2011 from 3.38% for the three months ended September 30, 2010.

Interest expense on borrowed money for the three months ended September 30, 2011 was comprised of $159,000 in interest expense on an average balance of $24.2 million in FHLB advances and $2,000 in interest expense on an average balance of $172,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden Financial Group LLC (now operating as Hayden Wealth Management Group, the Company’s investment advisory and financial planning service division) in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $229,000 on an average balance of $27.2 million in FHLB advances and $4,000 in interest expense on an average balance of $337,000 on the Hayden acquisition note for the three months ended September 30, 2010.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Allowance at beginning of period	$7,600	$5,501
Provision for loan losses	393	4
Charge-offs	28	488
Recoveries	4	42
Net charge-offs	24	446
Allowance at end of period	$7,969	$5,059

Allowance to nonperforming loans	39.03%	16.81%
Allowance to total loans outstanding at the end of the period	2.19%	1.36%
Net charge-offs to average loans outstanding during the period	0.01%	0.47%

The allowance to non-performing loans ratio increased to 39.0% at September 30, 2011 from 16.8% at September 30, 2010 due primarily to the increase in the allowance for loan losses to $8.0 million at September 30, 2011 from $5.1 million at September 30, 2010 and the decrease in non-performing loans to $20.4 million at September 30, 2011 from $30.1 million at September 30, 2010.  The decrease in non-performing loans was due to the return of the $10.9 million First Avenue Note returning to accrual status in December 2010 (See Note 8 of the Consolidated Financial Statements).

The allowance for loan losses was $8.0 million at September 30, 2011, $7.7 million at December 31, 2010, and $5.1 million at September 30, 2010.  We recorded provisions for loan losses of $393,000 for the three month period ended September 30, 2011 compared to a provision for loan losses of $4,000 for the three month period ended September 30, 2010.

We charged-off $28,000 against one non-performing multi-family mortgage loan and one mixed-use mortgage loan during the three months ended September 30, 2011 compared to charge-offs of $488,000 against five non-performing multi-family mortgage loans, two non-performing non-residential mortgage loans and two performing multi-family mortgage loans during the three months ended September 30, 2010.  We recorded recoveries of $4,000 during the three months ended September 30, 2011 compared to recoveries of $42,000 during the three months ended September 30, 2010.

Non-interest Income.  Non-interest income increased by $82,000, or 18.9%, to $517,000 for the three months ended September 30, 2011 from $435,000 for the three months ended September 30, 2010.  The increase was primarily due to an increase of $66,000 in fee income generated by Hayden Wealth Management Group (“Hayden”), an increase of $16,000 in other loan fees and service charges, and a $15,000 gain on the disposition of a fixed asset, offset by a decrease of $8,000 in earnings on bank owned life insurance and a decrease of $7,000 in other non-interest income.

Non-interest Expense.  Non-interest expense increased by $362,000, or 10.7%, to $3.7 million for the three months ended September 30, 2011 from $3.4 million for the three months ended September 30, 2010.  The increase resulted primarily from increases of $257,000 in other non-interest expense, $147,000 in salaries and employee benefits, $51,000 in equipment expense, and $43,000 in advertising expense, offset by decreases of $69,000 in real estate owned expenses, $28,000 in occupancy expense, $25,000 in FDIC insurance expense, and $14,000 in outside data processing expense.

Other non-interest expense increased by $257,000, or 31.5%, to $1.1 million in 2011 from $815,000 in 2010 due mainly to a one time increase of $272,000 in recruitment expenses related to the Massachusetts and New York lending operations, $123,000 in directors, officers and employee expenses, and $10,000 in service contracts.  These increases were partially offset by decreases of $149,000 in legal fees, $7,000 in office supplies and stationery, $5,000 in telephone expenses, and $3,000 in audit and accounting fees.

Salaries and employee benefits, which represented 49.9% of the Company’s non-interest expense during the quarter ended September 30, 2011, increased by $147,000, or 8.6%, to $1.9 million in 2011 from $1.7 million in 2010 due to the hiring of additional employees to increase loan production out of the Bank’s Massachusetts locations, offset by a reduction in staff in various departments and the sale of the Brooklyn branch office in December 2010.

Equipment expense increased by $51,000, or 41.8%, to $173,000 in 2011 from $122,000 in 2010 due to purchases of additional equipment to support our Massachusetts expansion.   Advertising expense increased by $43,000, or 286.7%, to $58,000 in 2011 from $15,000 in 2010 due to an increase in marketing efforts to expand our Massachusetts operations.

Real estate owned expense decreased by $69,000, or 83.1%, to $14,000 in 2011 from $83,000 in 2010 due to normal operating expenses during the 2011 quarter compared to a loss of $50,000 and expenses related to the sale of two gasoline stations located in Putnam and Westchester Counties, New York during the 2010 quarter.

Occupancy expense decreased by $28,000, or 9.1%, to $280,000 in 2011 from $308,000 in 2010 due to the sale of the Brooklyn branch office.  FDIC insurance expense decreased by $25,000, or 22.3%, to $87,000 in 2011 from $112,000 in 2010 due to a change in the FDIC assessment to an asset based calculation.  Outside data processing expense decreased by $14,000, or 7.0%, to $185,000 in 2011 from $199,000 in 2010 due to the sale of the Brooklyn branch office and several one-time additional services provided in 2010 by the Company’s core data processing vendor.

Income Taxes. Income taxes decreased by $65,000, or 12.5%, to $211,000 for the three months ended September 30, 2011 from an expense of $276,000 for the three months ended September 30, 2010.  The decrease resulted primarily from a $132,000 decrease in pre-tax income in 2011 compared to 2010.  The effective tax rate was 31.1% for the three months ended September 30, 2011 and 34.1% for the three months ended September 30, 2010.

Comparison of Operating Results For The Nine Months Ended September 30, 2011 and 2010

General.  Net income increased by $843,000, or 71.3%, to $2.0 million for the nine months ended September 30, 2011 from $1.2 million for the nine months ended September 30, 2010.  The increase was primarily the result of an increase of $1.7 million in net interest income and an increase of $94,000 in non-interest income, offset by an increase of $215,000 in provision for loan losses, an increase of $180,000 in non-interest expense, and an increase of $604,000 in the provision for income taxes.

Net Interest Income.  Net interest income increased by $1.7 million, or 15.6%, to $13.0 million for the nine months ended September 30, 2011 from $11.2 million for the nine months ended September 30, 2010.  The increase in net interest income resulted primarily from a decrease of $2.7 million in interest expense that exceeded a decrease of $972,000 in interest income.  The increase in net interest income was also due to an increase of $3.7 million in average net interest-earning assets that resulted from decreases of $60.3 million in average deposits and borrowings that exceeded decreases of $56.6 million in average loans, securities, and other interest-earning assets. The decrease in average deposits and borrowings was due to the December 2010 sale of the Brooklyn branch office and the repayment of $5.0 million in FHLB advances in the third quarter of 2011.  The decrease in average loans, securities, and other interest-earning assets was due to loan repayments exceeding loan originations as a result of the Company scaling back its origination activity of new multi-family mortgages in New York, calls and repayments of investment securities, and the funding of the Brooklyn branch sale.

The net interest spread increased by 103 basis points to 3.65% for the nine months ended September 30, 2011 from 2.62% for the nine months ended September 30, 2010.  The net interest margin increased by 94 basis points between these periods from 4.01% for the nine months ended September 30, 2010 to 3.07% for the nine months ended September 30, 2011.  The increase in the interest rate spread and the net interest margin in 2011 compared to 2010 was due to an increase in the yield on our interest-earning assets coupled with a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets increased by 34 basis points to 5.22% for the nine months ended September 30, 2011 from 4.88% for the nine months ended September 30, 2010 and the average cost of our interest-bearing liabilities decreased by 68 basis points to 1.58% for the nine months ended September 30, 2011 from 2.26% for the nine months ended September 30, 2010.  The increase in the average yield on our interest-earning assets was due to an increase in the average yield on loans as a result of a $9.7 million, or 32.2%, decrease in total non-performing loans to $20.4 million as of September 30, 2011 from $30.1 million as of September 30, 2010.  The decrease in the cost of our interest-bearing liabilities was due to the low interest rate environment which continued through the third quarter of 2011.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$372,054	$16,314	5.85%	$388,936	$17,010	5.83%
Securities	24,488	548	2.98	31,916	761	3.18
Other interest-earning assets	34,749	29	0.11	66,998	92	0.18
Total interest-earning assets	431,291	16,891	5.22	487,850	17,863	4.88
Allowance for loan losses	(7,733)			(5,974)
Non-interest-earning assets	33,498			33,989
Total assets	$457,056			$515,865

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$77,671	$477	0.82%	$80,442	$848	1.41%
Savings and club accounts	58,941	279	0.63	60,627	312	0.69
Certificates of deposit	170,298	2,672	2.09	217,392	4,639	2.85
Total interest-bearing deposits	306,910	3,428	1.49	358,461	5,799	2.16

Borrowings	23,998	482	2.68	32,714	831	3.39
Total interest-bearing liabilities	330,908	3,910	1.58	391,175	6,630	2.26

Noninterest-bearing demand	11,141			10,179
Other liabilities	6,698			6,036
Total liabilities	348,747			407,390

Stockholders’ equity	108,309			108,475
Total liabilities and Stockholders’ equity	$457,056			$515,865
Net interest income		$12,981			$11,233
Interest rate spread			3.65%			2.62%
Net interest margin			4.01%			3.07%
Net interest-earning assets	$100,383			$96,675
Average interest-earning assets to average interest-bearing liabilities	130.34%			124.71%

Total interest income decreased by $972,000, or 5.4%, to $16.9 million for the nine months ended September 30, 2011, from $17.9 million for the nine months ended September 30, 2010.  Interest income on loans decreased by $696,000, or 4.1%, to $16.3 million for the nine months ended September 30, 2011 from $17.0 million for the nine months ended September 30, 2010.  The average balance of the loan portfolio decreased by $16.9 million, or 4.3%, to $372.0 million for the nine months ended September 30, 2011 from $388.9 million for the nine months ended September 30, 2010 as repayments outpaced originations.  The average yield on loans increased by 2 basis points to 5.85% for the nine months ended September 30, 2011 from 5.83% for the nine months ended September 30, 2010 as a result of a $9.7 million, or 32.2%, decrease in non-performing loans to $20.4 million as of September 30, 2011 from $30.1 million as of September 30, 2010, primarily due to the return of the $10.9 million First Avenue Note returning to accrual status in December 2010 (See Note 8 of the Consolidated Financial Statements).

Interest income on securities decreased by $213,000, or 28.0%, to $548,000 for the nine months ended September 30, 2011 from $761,000 for the nine months ended September 30, 2010.  The decrease was primarily due to a decrease of $7.4 million, or 23.3%, in the average balance of securities to $24.5 million for the nine months ended September 30, 2011 from $31.9 million for the nine months ended September 30, 2010.  The decrease in the average balance was due to principal repayments on investment securities and a decrease in FHLB New York stock.  The decrease in interest income on securities was also due to a decrease of 20 basis points in the average yield on securities to 2.98% for the nine months ended September 30, 2011 from 3.18% for the nine months ended September 30, 2010.  The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities and the decline in interest rates from September 30, 2010 to September 30, 2011.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $63,000, or 68.5%, to $29,000 for the nine months ended September 30, 2011 from $92,000 for the nine months ended September 30, 2010.  The decrease was primarily the result of a decrease of $32.2 million, or 48.1%, in the average balance of other interest-earning assets to $34.8 million for the nine months ended September 30, 2011 from $67.0 million for the nine months ended September 30, 2010.  The decrease in the average balance of other interest-earning assets was due to decreased levels of cash and cash equivalents, offset by an increase in certificates of deposit.  The decrease in interest income on other interest-earning assets was also due to a decrease of 7 basis points in the yield to 0.11% for the nine months ended September 30, 2011 from 0.18% for the nine months ended September 30, 2010.

Total interest expense decreased by $2.7 million, or 41.0%, to $3.9 million for the nine months ended September 30, 2011 from $6.6 million for the nine months ended September 30, 2010.  Interest expense on deposits decreased by $2.4 million, or 40.9%, to $3.4 million for the nine months ended September 30, 2011 from $5.8 million for the nine months ended September 30, 2010.  During this same period, the average interest cost of deposits decreased by 67 basis points to 1.49% for the nine months ended September 30, 2011 from 2.16% for the nine months ended September 30, 2010.

Due to a decreased reliance on certificates of deposits, the average balance of certificates of deposits decreased by $47.1 million, or 21.7%, to $170.3 million for the nine months ended September 30, 2011 from $217.4 million for the nine months ended September 30, 2010.  As a result, interest expense on our certificates of deposit decreased by $1.9 million, or 42.4%, to $2.7 million for the nine months ended September 30, 2011 from $4.6 million for the nine months ended September 30, 2010.  The decrease in interest expense on our certificates of deposits was also due to a decrease of 76 basis points to 2.09% for the nine months ended September 30, 2011 from 2.85% for the nine months ended September 30, 2010.

Interest expense on our other deposit products decreased by $404,000, or 34.8%, to $756,000 for the nine months ended September 30, 2011 from $1.2 million for the nine months ended September 30, 2010.  The decrease was due to a decrease of 59 basis points in the cost of our interest-bearing demand deposits to 0.82% for the nine months ended September 30, 2011 from 1.41% for the nine months ended September 30, 2010 and a decrease of 6 basis points in the cost of our savings and holiday club deposits to 0.63% for the nine months ended September 30, 2011 from 0.69% for the nine months ended September 30, 2010.  The decrease in interest expense was also due to a decrease of $2.7 million, or 3.4%, in the average balance of interest-bearing demand deposits to $77.7 million for the nine months ended September 30, 2011 from $80.4 million for the nine months ended September 30, 2010 and a decrease of $1.7 million, or 2.8%, in the average balance of our savings and holiday club deposits to $58.9 million for the nine months ended September 30, 2011 from $60.6 million for the nine months ended September 30, 2010.

Interest expense on borrowings decreased by $349,000, or 42.0%, to $482,000 for the nine months ended September 30, 2011 from $831,000 for the nine months ended September 30, 2010.  The decrease was primarily due to a decrease of $8.7 million, or 26.6%, in the average balance of borrowed money to $24.0 million for the nine months ended September 30, 2011 from $32.7 million for the nine months ended September 30, 2010. The decrease in interest expense on borrowings was also due to a decrease of 71 basis points in the cost of borrowed money to 2.68% for the nine months ended September 30, 2011 from 3.39% for the nine months ended September 30, 2010.

Interest expense on borrowed money for the nine months ended September 30, 2011 was comprised of $476,000 in interest expense on an average balance of $23.8 million in FHLB advances and $6,000 in interest expense on an average balance of $170,000 on a note payable incurred in connection with the acquisition of the operating assets of Hayden in the fourth quarter of 2007.  This compared to interest expense from FHLB advances of $819,000 on an average balance of $32.4 million in FHLB advances and $12,000 in interest expense on an average balance of $333,000 on the note incurred in connection with the acquisition of Hayden during the nine months ended September 30, 2010.

Allowance for Loan Losses.  The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Allowance at beginning of period	$7,647	$6,733
Provision for loan losses	1,113	898
Charge-offs	795	2,617
Recoveries	4	45
Net charge-offs	791	2,572
Allowance at end of period	$7,969	$5,059

We recorded provisions for loan losses of $1.1 million and $898,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.  We charged-off $795,000 against eight non-performing multi-family mortgage loans and one non-performing mixed-use mortgage loan during the nine months ended September 30, 2011 compared to charge-offs of $2.6 million against seventeen non-performing multi-family mortgage loans, seven non-performing non-residential mortgage loans and two performing multi-family mortgage loans during the nine months ended September 30, 2010.  We recorded $4,000 of recoveries during the nine months ended September 30, 2011 compared to recoveries of $45,000 during the nine months ended September 30, 2010.

Non-interest Income.  Non-interest income increased by $94,000, or 7.4%, to $1.37 million for the nine months ended September 30, 2011 from $1.28 million for the nine months ended September 30, 2010.  The increase was primarily due to an increase of $96,000 in fee income generated by Hayden, an increase of $13,000 in other loan fees and service charges, and a $10,000 gain on the disposition of a fixed asset, offset by a decrease of $26,000 in earnings on bank owned life insurance and a decrease of $6,000 in other non-interest income.

Non-interest Expense.  Non-interest expense increased by $180,000, or 1.8%, to $10.1 million for the nine months ended September 30, 2011 from $10.0 million for the nine months ended September 30, 2010.  The increase resulted primarily from increases of $378,000 in other non-interest expense, $71,000 in advertising expense, and $58,000 in equipment expense, offset by decreases of $91,000 in salaries and employee benefits, $88,000 in occupancy expense, $68,000 in real estate owned expenses, $40,000 in FDIC insurance expense, and $40,000 in outside data processing expense.

Other non-interest expense increased by $378,000, or 17.2%, to $2.6 million in 2011 from $2.2 million in 2010 due mainly to a one time increase of $272,000 in recruitment expenses related to the Massachusetts and New York lending operations, $164,000 in directors, officers and employee expenses, and $8,000 in service contracts.  These increases were partially offset by decreases of $87,000 in legal fees, $34,000 in office supplies and stationery, $10,000 in insurance expenses, $7,000 in telephone expenses, $2,000 in audit and accounting fees, and $1,000 in directors compensation.

Advertising expense increased by $71,000, or 139.2%, to $122,000 in 2011 from $51,000 in 2010 due to an increase in marketing efforts to expand our Massachusetts operations.   Equipment expense increased by $58,000, or 14.5%, to $458,000 in 2011 from $400,000 in 2010 due to purchases of additional equipment to support our Massachusetts expansion.

Salaries and employee benefits, which represented 51.1% of the Company’s non-interest expense during the nine months ended September 30, 2011, decreased by $91,000, or 1.7%, to $5.2 million in 2011 from $5.3 million in 2010 due to a decrease in the number of full time equivalent employees to 85 at September 30, 2011 from 91 at September 30, 2010.  The decrease was primarily due to a reduction in staff in various departments and the sale of the Brooklyn branch office in December 2010, offset by the hiring of additional employees to increase loan production out of the Company’s Massachusetts locations.

Occupancy expense decreased by $88,000, or 9.3%, to $857,000 in 2011 from $945,000 in 2010 due to the sale of the Brooklyn branch office.  Outside data processing expense decreased by $40,000, or 6.3%, to $592,000 in 2011 from $632,000 in 2010 due to the sale of the Brooklyn branch office and several one-time additional services provided in 2010 by the Company’s core data processing vendor.  FDIC insurance expense decreased by $40,000, or 11.3%, to $315,000 in 2011 from $355,000 in 2010 due to a change in the FDIC assessment to an asset based calculation.

Real estate owned expense decreased by $68,000, or 71.6%, to $27,000 in 2011 from $95,000 in 2010 due to normal operating income and expenses in 2011 compared to a loss of $50,000 and expenses related to the sale of two gasoline stations located in Putnam and Westchester Counties, New York in 2010.

Income Taxes. Income tax expense increased by $604,000, or 126.6%, to $1.1 million for the nine months ended September 30, 2011 from $477,000 for the nine months ended September 30, 2010.  The increase resulted primarily from a $1.4 million increase in pre-tax income in 2011 compared to 2010.  The effective tax rate was 34.8% for the nine months ended September 30, 2011 and 28.7% for the nine months ended September 30, 2010. The increase in effective tax rate was primarily due to the increased portion of pre-tax income during 2011 from tax-exempt earnings on bank-owned life insurance.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At September 30, 2011	At December 31, 2010
	(Dollars in thousands)

Non-accrual loans	$19,227	$19,251
Loans past due 90 days or more and accruing	1,191	2,555
Total nonaccrual and 90 days or more past due loans	20,418	21,806
Other non-performing loans	-	-
Total non-performing loans	20,418	21,806
Real estate owned	916	933
Total non-performing assets	21,334	22,739

Troubled debt restructurings accrual	15,214	30,893
Troubled debt restructurings non-accrual	-	-

Total troubled debt restructurings	15,214	30,893

Total troubled debt restructurings and non-performing assets	$36,548	$53,632

Total non-performing loans to total loans	5.61%	5.87%
Total non-performing loans to total assets	4.40%	4.88%
Total non-performing assets and troubled debt restructurings to total assets	7.88%	11.51%

Non-accrual loans at September 30, 2011 consisted of sixteen loans in the aggregate – seven multi-family mortgage loans, one mixed-use mortgage loan, four non-residential mortgage loans and four construction mortgage loans.

The seven non-accrual multi-family mortgage loans totaled $4.3 million at September 30, 2011, consisting of the following mortgage loans:

(1)
A delinquent loan with an outstanding balance of $1.5 million secured by an apartment building.  The Company filed a foreclosure action and the court has granted the Company’s request for the appointment of a receiver for the property.  The receiver’s managing agent is collecting the rents and paying operating expenses and taxes.   We will continue to monitor the progress of the action and make adjustments to the reserves as necessary.  We do not anticipate a loss on this loan.

(2)
A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building.  The delinquency is the result of a lawsuit filed by the previous owner claiming that the debtor never owned record title to the mortgaged property.  The Company filed a lawsuit seeking a declaration that the mortgage is a valid encumbrance against the property.  A ruling on the Company’s motion for Preliminary Injunction and Motion for Lis Pendens is expected shortly.  No trial date has been set, but we do not expect a trial date until early 2012.  All payments of principal, interest and escrow are being paid to the trustee with taxes paid by the trustee.  We do not anticipate a loss on this loan.

(3)
An outstanding balance of $393,000 secured by an apartment building.  Our foreclosure action is in the final stages of completion. We are currently negotiating with the borrower and his attorney for a loan modification.  However, if the modification discussions with the borrower are not successful in the short term, we will complete our foreclosure action.  Based on a current appraisal and projected cash flow analysis, the Company established a specific allowance of $85,000 against the loan.

(4)
Three mortgage loans with an aggregate outstanding balance of $987,000 secured by three separate apartment buildings.  The Company was in the process of filing foreclosure actions, which were stayed by the debtor filing for bankruptcy.  During the second quarter of 2011, the court expunged the note.  As such, the properties are no longer subject to the bankruptcy stay.  The Company has filed foreclosure actions on all three mortgages.  Based on current appraisals and projected cash flow analyses, the Company established specific allowances of $221,000 against the loans.

(5)
An outstanding balance of $228,000 secured by an apartment building.  Based on a current appraisal and projected cash flow analysis, the Company established a specific allowance of $108,000 against the loan.  The remaining balance of the mortgage is being assumed by one of our borrowers.

The one non-accrual mixed-use mortgage loan totaled $681,000 at September 30, 2011, consisting of the following mortgage loan:

(1)
An outstanding balance of $681,000 secured by a mixed-use apartment building.  The Company filed a foreclosure action and the court has granted the Company’s request for the appointment of a receiver for the property.  The receiver has hired a managing agent and notices have been delivered to all tenants as required by law.  Summary judgment / default papers have been served. We have ordered an updated appraisal.  We will continue to monitor the progress of the foreclosure action and make adjustments to the reserves if necessary.

The four non-accrual non-residential mortgage loans, net of charge-offs of $400,000, totaled $6.6 million at September 30, 2011, consisting of the following mortgage loans:

(1)
An outstanding balance of $4.5 million secured by an office building.  The managing member of the borrowing entity is the same individual as the managing member of the borrowing entity of the hotel construction loan referenced below.  We have recently negotiated an agreement with the borrower to begin making partial payments during the foreclosure action and the suit on the personal guarantee.  In return, the Company has agreed to forbear from collecting any judgment obtained in the pending lawsuits until December 31, 2011 (the maturity date) in the absence of a settlement agreement.  Also under this agreement, the obligor will be required to make additional monthly payments equal to 100% of the net income from the property during the term of this agreement.  While the foreclosure action is progressing, we will monitor the cash flow and require several capital improvements be made to the building to allow it to better compete in its office market.  Based on a current appraisal and projected cash flow analysis we do not anticipate losses on this loan at this time.

(2)
An outstanding balance of $1.1 million secured by an office building.  The Company has filed foreclosure action and we are waiting for the Court to appoint a Referee.  Based on a current appraisal and projected cash flow analysis, we do not anticipate losses on this loan at this time.

(3)
An outstanding balance of $502,000 secured by a restaurant with 23 boat slips and a general guarantee of the borrower.  We have received a Judgment of Foreclosure and Sale, which was scheduled for September 23, 2011.  However, the borrower delivered to the Company, a day prior to the sale, a payment of $20,000 to be applied toward the judgment amount.  As a result of the payment, the Company agreed to postpone the foreclosure sale without prejudice for 60 days.  Based on a current appraisal, management anticipates full recovery of all outstanding amounts due on this loan at this time.

(4)
An outstanding balance of $442,000, net of a charge-off of $400,000, secured by a strip shopping center and warehouse.  The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts.  The borrower is making monthly escrow payments.  We do not anticipate any additional losses on this loan and expect to recover all legal and court fees upon resolution of the suit.

The four non-accrual construction mortgage loans, net of loans in process of $85,000, totaled $7.6 million at September 30, 2011, consisting of the following mortgage loans:

(1)
Four construction mortgage loans with an aggregate outstanding balance of $7.6 million (net of loans in process of $85,000), representing a 25% interest in a participation loan, secured by a newly completed boutique hotel.  Additional security consists of a general guarantee of the two principals and an assignment of LLC interests in two other properties.  The managing member of the borrowing entity is the same individual as the managing member of the borrowing entity of the office building loan referenced above.  The loan was restructured in 2010 and was current under the terms of a restructure agreement until October 2010.  Although the hotel is now complete and in full operation, the poor economy has adversely affected the cash flow and the borrower has been unable to continue to meet its obligations based on the restructure agreement.  At this time we are evaluating all of the available information, and in concert with the other participants, have been negotiating with several potential purchasers who have expressed an interest in purchasing the notes and mortgages.  During the fourth quarter of 2010 and throughout 2011, the Company recorded specific allowances in the amount of $2.5 million to cover the anticipated loss on the sale of the notes and mortgages.  We will continue to negotiate with the interested parties and monitor the operations of the hotel.  We anticipate our motion to convert the chapter 11 reorganization to chapter 7 liquidation will be approved during the fourth quarter.

The one loan that is 90 days or more and still accruing is the following multi-family mortgage loan:

(1)
A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building.  The borrower and all of the borrower’s related properties are operating under chapter 11 bankruptcy protection and are making regularly scheduled payments as approved by the Trustee.  Based on the current appraisal and the reorganization plan before the Court, we expect repayment of all principal and interest due on this loan.  We do not anticipate a loss on this loan at this time.

Except for the above-mentioned second non-performing, non-accrual multi-family mortgage loan and fourth non-residential mortgage loan, we are in the process of foreclosing on all of the multi-family, mixed-use, non-residential loans, and construction properties discussed above.  Based on recent fair value analyses of these properties, the Company does not currently expect any losses beyond the amounts already charged off or reserved for.  Except for the above-mentioned second non-performing, non-accrual multi-family mortgage loan, all the above-mentioned fourteen loans have been classified as substandard.  The Company did not classify the above-mentioned second non-performing, non-accrual multi-family mortgage loan because the asset is well protected by the current net worth and paying capacity of the borrower and there is no evidence of potential weaknesses or deterioration of the asset.

At September 30, 2011, we owned foreclosed properties with a net balance of $916,000, consisting of a six unit multi-family building (net balance of $629,000) located in New Jersey and 27 units in three multi-family buildings (net balance of $293,000) located in New York.  We renovated the New Jersey property with the eventual goal of marketing the property when the real estate market has stabilized.  The New York property is currently listed for sale with a local real estate broker.

The troubled debt restructured loans at September 30, 2011, all of which are current under their restructured terms, consisted of 14 loans totaling $15.2 million or a decrease of $15.7 million from December 31, 2010 due to loans reverting back to their original terms, restructured loans that defaulted under the forbearance terms and were placed in foreclosure and restructured loans that were refinanced with other institutions. The largest troubled debt restructured loan had an outstanding balance of $2.2 million and is secured by a multi-family building located in New Jersey.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.  Cash and cash equivalents totaled $52.1 million at September 30, 2011 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items.  The Company can also borrow an additional $72.4 million from the FHLB of New York to provide additional liquidity.

At September 30, 2011, we had $35.0 million in loan commitments outstanding, consisting of $15.7 million in unused commercial business lines of credit, $14.3 million of real estate loan commitments, $4.6 million in unused real estate equity lines of credit, $155,000 in consumer lines of credit, and $121,000 in unused loans in process.  Certificates of deposit due within one year of September 30, 2011 totaled $139.3 million.  This represented 82.0% of certificates of deposit at September 30, 2011.  We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before September 30, 2011.  We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of deposit accounts and FHLB advances.  At September 30, 2011, we had the ability to borrow $72.4 million, net of $20.0 million in outstanding advances, from the FHLB of New York.  At September 30, 2011, we had no overnight advances outstanding.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding.  Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock.  At September 30, 2011, the Company had liquid assets of $15.6 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2011, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2011 and the year ended December 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Financial Officer, Chief Retail Banking Officer, Chief Technology Officer, and Treasurer, whose function is to communicate, coordinate and control all aspects involving asset/liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Quantitative Aspects of Market Risk.  We use an interest rate sensitivity analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in our net portfolio value at September 30, 2011 that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$88,307	$(4,343)	(5)%	19.65%	(48	) bp
200	90,049	(2,601)	(3)%	19.87%	(26	) bp
100	91,527	(1,123)	(1)%	20.04%	( 9	) bp
50	92,094	(555)	(1)%	20.09%	( 5	) bp
0	92,650			20.13%
(50)	92,508	(141)	-%	20.07%	( 7	) bp
(100)	91,305	(1,345)	(1)%	19.83%	(30	) bp

We and the Office of the Comptroller of the Currency use various assumptions in assessing interest rate risk.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                  OTHER INFORMATION

Item 1.                      Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, NorthEast Community Bancorp MHC (the “MHC”) and each of the directors of the Company and the MHC.  The complaint alleges that the directors have breached their fiduciary duties by not undertaking a “second-step” conversion of the MHC and requests, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. The Company believes that the claims asserted are without merit and intends to vigorously defend the case.

Item 1A.                    Risk Factors

The amount of dividends we pay on our common stock, if any, may be limited by the ability of NorthEast Community Bancorp, MHC to waive receipt of dividends.

The MHC owns a majority of the Company’s outstanding stock.  As a result, when and if the Company pays dividends to its shareholders, it also is required to pay dividends to the MHC unless the MHC is permitted by its federal regulator to waive the receipt of dividends.  Historically, the MHC’s federal regulator has permitted the MHC to waive its right to dividends declared by the Company on the shares that it owns.  The MHC has reviewed the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to waive dividends paid by the Company for the quarters ended September 30, 2011, December 31, 2011 and March 31, 2012.  It is expected that the MHC will continue to waive future dividends, except to the extent dividends are needed to fund the MHC’s continuing operations, and subject to the ability of the MHC to obtain regulatory approval in the future of its requests to waive dividends.

The Federal Reserve Board has adopted an interim final rule which requires the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends.  For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the form of the final dividend waiver regulations or the effect of such regulations on the MHC’s ability to waive dividends.

While the MHC is grandfathered for purposes of the Federal Reserve Board dividend waiver regulations, we cannot assure that the Federal Reserve Board will grant dividend waiver requests in the future and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests.  The denial of a dividend waiver request or the imposition of burdensome conditions on an approval of a waiver request may significantly limit the amount of dividends the Company pays in the future, if any.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended September 30, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	152,685	$6.74	152,685	-
August 1 to August 31	-	-	-	-
September 1 to September 30	-	-	-	-
Total	152,685	6.74	152,685	-

On July 22, 2010, the Board of Directors of the Company approved the repurchase of up to 297,563 shares of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC. This repurchase program was completed on May 12, 2011 under which 297,563 shares were purchased at a total cost of approximately $1.8 million or $6.13 per share.

On May 20, 2011, the Board of Directors of the Company approved the repurchase of up to 282,685 shares of the Company’s outstanding common stock held by persons other than NorthEast Community Bancorp MHC.  This repurchase program was completed on July 12, 2011 under which 282,685 shares were purchased at a total cost of approximately $1.9 million or $6.68 per share.

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

101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of  Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

_____________________________
*  Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: November 14, 2011	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President, Chief Operating Officer and Chief Financial Officer