Form 10-K
period 2011-12-31
NORTHEAST COMMUNITY BANCORP INC
filed 2012-03-30
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was approximately $36.9 million.

The number of shares outstanding of the registrant’s common stock as of March 16, 2012 was 12,644,752.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area and our lending territory. We attract deposits from the general public and use those funds to originate multi-family residential and mixed-use real estate and non-residential loans, which we hold for investment. We have been originating multi-family, mixed-use and non-residential real estate loans for over 75 years. In 2007, we established a new commercial and industrial loan department and have increased this portfolio from no commercial and industrial loans at March 31, 2007 to $43.3 million of commercial and industrial loans committed with $23.7 million drawn at December 31, 2011. We do not currently originate one-to four-family residential loans.

We currently act as a residential mortgage loan broker for nationally recognized third-party mortgage originators. Under this program, our newly formed mortgage brokerage team markets one- to four-family residential mortgage loans, collects loan applications and forwards such documentation to a third-party mortgage originator who makes all credit decisions and originates all loans.  We receive an agreed upon fee from the third-party mortgage originator upon the closing of the loan.

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

On December 27, 2011, the Bank submitted an application to the New York Department of Financial Services to convert its charter from a federally-chartered savings bank to a New York State chartered savings bank. The MHC and the Company will retain their federal charters following the Bank’s charter conversion. Subject to receiving the necessary regulatory approvals, the charter conversion is expected to be completed in the second quarter of 2012.

Available Information

Our website address is www.necommunitybank.com. Information on our website should not be considered a part of this Form 10-K.

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County and we operate through our main office in White Plains (which also serves as a loan production office), our four full-service branch offices in the New York City boroughs of Manhattan (New York County) and Bronx (Bronx County), our two full-service branch offices in Danvers (Essex County) and Plymouth (Plymouth County), Massachusetts and our loan production office in Danvers, Massachusetts. We generate deposits through our main office and six branch offices. We conduct lending activities throughout the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut and Pennsylvania.

Our primary market area includes a population base with a broad cross section of wealth, employment and ethnicity. We operate in markets that generally have experienced relatively slow demographic growth, a characteristic typical of mature urban markets located throughout the Northeast region. New York County is a relatively affluent market, reflecting the influence of Wall Street along with the presence of a broad spectrum of Fortune 500 companies. Comparatively, Bronx County is home to a broad socioeconomic spectrum, with a significant portion of the respective populations employed in relatively low and moderate wage blue collar jobs. Westchester County is also an affluent market, serving as a desired suburban location for commuting into New York City as well as reflecting growth of higher paying jobs in the county, particularly in White Plains. The counties in which the Danvers and Plymouth offices currently operate include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but, similar to many areas of the country, the underpinnings of these economies are now more service oriented, with employment spread across many economic sectors including service, finance, health-care, technology, real estate and government.

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

Competition

We face significant competition for the attraction of deposits. The New York and Boston metropolitan areas have a significant concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Over the past 10 years, consolidation of the banking industry in the New York and Boston metropolitan areas has continued, resulting in larger and increasingly efficient competitors. We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 1.00% of the deposits in each of the counties in New York and Massachusetts in which our offices are located.

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

Lending Activities

General. We originate loans primarily for investment purposes. The largest segment of our loan portfolio is multi-family residential real estate loans. We also originate mixed-use real estate loans and non-residential loans and in 2007 we began originating commercial and industrial loans. To a limited degree, we make consumer loans. We currently do not originate one- to four-family residential loans. We consider our lending territory to be the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, and Pennsylvania.

Due to market conditions, we discontinued purchasing participation interests in construction loans effective the first quarter of 2009 and in 2009, we ceased originating all construction loans due to prevailing conditions in the real estate market.

Multi-family and Mixed-use Real Estate Loans. We offer adjustable rate mortgage loans secured by multi-family and mixed-use real estate. These loans are comprised primarily of loans on moderate income apartment buildings located in our lending territory and include, loans on cooperative apartment buildings (in the New York area), and loans for Section 8 multi-family housing. In New York, most of the apartment buildings that we lend on are rent-stabilized. Mixed-use real estate loans are secured by properties that are intended for both residential and business use. Until 2004, our policy had been to originate multi-family and mixed-use real estate loans primarily in the New York metropolitan area. In January 2004, we opened our first location outside of New York and now originate multi-family and mixed-use real estate loans in several northeastern states.

We originate a variety of adjustable-rate and balloon multi-family and mixed-use real estate loans. The adjustable-rate loans have fixed rates for a period of up to five years and then adjust every one, two, three or five years thereafter, based on the terms of the loan. Maturities on these loans can be up to 15 years, and typically they amortize over a 20 to 30-year period. Interest rates on our adjustable-rate loans are adjusted to a rate that equals the applicable one-, two-, three- or five-year constant maturity U.S. Treasury index plus a margin. The balloon loans have a maximum maturity of five years. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). Due to the nature of our borrowers and our lending niche, the typical multi-family or mixed-use real estate loan refinances within the first five-year period and, in doing so, generates prepayment penalties ranging from five points to one point of the outstanding loan balance. Under our loan-refinancing program, borrowers who are current under the terms and conditions of their contractual obligations can apply to refinance their existing loans to the rates and terms then offered on new loans after the payment of their contractual prepayment penalties. These refinances are not considered troubled debt restructures.

In making multi-family and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. We typically require a personal guarantee of the borrower, but may not do so depending on the location, building condition or credit profile. We rate the property underlying the loan as Class A, B or C. Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of 1.25x depending on the rating of the underlying property. On multi-family and mixed-use real estate loans, our current policy is to finance up to 75% of the lesser of the appraised value or purchase price of the property securing the loan on purchases and refinances of Class A and B properties and up to 65% of the lesser of the appraised value or purchase price for properties that are rated Class C. Properties securing multi-family and mixed-use real estate loans are appraised by independent appraisers, inspected by us and generally require Phase 1 environmental surveys.

We have been originating multi-family and mixed-use real estate loans in the New York market area for more than 75 years. In the New York market area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with mortgage brokers, as the multi-family and mixed-use real estate loan market is primarily broker driven. We have longstanding relationships with mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards. We also deal directly with building owners throughout our lending territory.

In the Massachusetts market area, the primary source of mortgage loan originations are from personal contacts by our loan officers, referrals from existing customers and advertising. We generally retain for our portfolio all of the loans that we originate in the Massachusetts market area.

The majority of the multi-family real estate loans in our portfolio are secured by twenty unit to one hundred unit apartment buildings. At December 31, 2011, the majority of our mixed-use real estate loans are secured by properties that are at least 75% residential, but contain some non-residential space.

On December 31, 2011, the largest outstanding multi-family real estate loan had a balance of $8.6 million and was performing according to its terms at December 31, 2011. This loan is secured by a 216 unit apartment complex located in Philadelphia, Pennsylvania. The largest mixed-use real estate loan had a balance of $3.9 million and was performing according to its terms at December 31, 2011. This loan is secured by a mixed-use building with 10 apartment units and 5 commercial units located in Jamaica, New York. As of December 31, 2011, the average loan balance in our multi-family and mixed-use portfolio was approximately $701,000.

Non-residential Real Estate Loans. Our non-residential real estate loans are generally secured by office buildings, medical facilities and retail shopping centers that are primarily located within our lending territory.

Our non-residential real estate loans are structured in a manner similar to our multi-family and mixed-use real estate loans, typically at a fixed rate of interest for three to five years and then a rate that adjusts every three to five years over the term of the loan, which is typically 15 years. Interest rates and payments on these loans generally are based on the one-, two-, three- or five-year constant maturity U. S. Treasury index plus a margin. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. Properties securing non-residential real estate loans are appraised by independent appraisers and inspected by us.

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

At December 31, 2011, we had $83.6 million in non-residential real estate loans outstanding, or 23.4% of total loans. Due to market conditions, we did not originate any non-residential real estate loans during 2010. During the second half of 2011, we resumed originations of non-residential real estate.

At December 31, 2011, the largest outstanding non-residential real estate loan had an outstanding balance of $5.1 million. This loan is secured by a multi-tenant, two-story commercial building located in New York, New York, and was performing according to its terms at December 31, 2011. At December 31, 2011, the largest outstanding non-residential real estate loan relationship with one borrower was comprised of six loans totaling $12.3 million secured by six office buildings located in the Syracuse, New York area. These six loans were performing according to their terms at December 31, 2011. As of December 31, 2011, the average balance of loans in our non-residential loan portfolio was $1.0 million.

In addition, during the year ended December 31, 2010, we had one note, which was treated as a loan in our non-residential loan portfolio with a net present value of $10.9 million that we received in connection with the sale of our First Avenue branch office building. On November 4, 2011 the note, including expenses and interest, was paid off. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of New York City Branch Office.”

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

Commercial and Industrial (C&I) Loans. Continuing our plan to diversify our portfolio, both geographically and by product type, in March 2007 we hired two individuals with significant commercial and industrial lending experience, a senior lending officer and a commercial underwriter, for our new commercial and industrial lending department. Interest rates and payments on our commercial and industrial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes. Our commercial and industrial loan portfolio increased from $28.9 million with $12.1 million drawn at December 31, 2010 to $43.3 million of commercial and industrial loans committed with $23.7 million drawn at December 31, 2011.

At December 31, 2011, the largest outstanding commercial and industrial loan was a line of credit totaling $3.0 million, with a $2.6 million outstanding balance and a remaining available line of credit of $384,000. This loan is secured by the assets of a mechanical construction business.

At December 31, 2011, the largest outstanding commercial and industrial loan relationship with one borrower totaled $3.0 million and was comprised of one term loan with an outstanding balance of $1.2 million and one line of credit with an outstanding balance of $1.8 million. The loans are secured by the assets of a construction business.

At December 31, 2011, the largest outstanding commercial and industrial line of credit relationship with one borrower was comprised of two lines of credit totaling $5.8 million, with outstanding balances totaling $2.2 million and remaining available lines of credit totaling $3.6 million. One of the lines of credit totaling $3.8 million, with a $2.2 million outstanding balance and a remaining available line of $1.6 million, is the Company’s largest commercial and industrial line of credit. The two lines of credit serve as a warehousing line of credit for a Small Business Administration guaranteed loan originator located in New York City and are secured by these Small Business Administration loans.

All the aforementioned commercial and industrial loans were performing according to their terms at December 31, 2011.

Construction Loans. Historically, we have purchased participation interests in loans to finance the construction of multi-family, mixed-use and non-residential buildings. We perform our own underwriting analysis on each of our participation interests before purchasing such loans. Construction loans are typically for twelve to twenty-four month terms and pay interest only during that period. All construction loans are underwritten as if they will be rental properties and must meet our normal debt service and loan to value ratio requirements on an as completed basis. The outstanding balance of construction loan participation interests purchased totaled $9.1 million at December 31, 2011. Due to current market conditions, we discontinued purchasing participation interests in construction loans effective the first quarter of 2009.

At December 31, 2011, the largest outstanding construction loan participation consisted of four loans with an aggregate outstanding balance of $7.7 million (net of loans in process of $85,000) for a total potential exposure of $7.7 million. This balance represents our 25% participation ownership of the loans. These loans are secured by a hotel. As of December 31, 2011, the loans were delinquent and in process of foreclosure. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on our nonaccrual loans.

Consumer Loans. We offer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. At December 31, 2011, our portfolio of consumer loans was $68,000, or 0.02% of total loans.

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

Commercial and Industrial Loans. Unlike residential mortgage loans, which are generally made on the basis of a borrower’s ability to make repayment from the operation and cash flow from the real property whose value tends to be more ascertainable, commercial and industrial loans are of higher risk and tend to be made on the basis of a borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Mortgage and Construction Loan Originations and Participations. Our mortgage loan originations come from a number of sources. In the New York Region, the primary source of mortgage loan originations are referrals from brokers, existing customers, advertising and personal contacts by our loan officers. Over the years, we have developed working relationships with many mortgage brokers in our lending territory. Under the terms of the agreements with such brokers, the brokers refer potential loans to us. The loans are underwritten and approved by us utilizing our underwriting policies and standards. The mortgage brokers typically receive a fee from the borrower upon the funding of the loans by us. Historically, mortgage brokers have been the source of the majority of the multi-family, mixed-use and non-residential real estate loans originated by us. We generally retain for our portfolio all of the loans that we originate in the New York Region.

In the Massachusetts market area, the primary source of mortgage loan originations are from personal contacts by our loan officers, referrals from existing customers and advertising. We generally retain for our portfolio all of the loans that we originate in the Massachusetts market area.

During 2011, we continued our policy of not purchasing participation interests in loans to finance the construction of multi-family, mixed-use and non-residential properties. Consequently, the outstanding balance of the construction loan participation interests purchased decreased to $9.1 million at December 31, 2011. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings, all of which are reviewed and approved in advance of any participation transaction. We review all of the documentation relating to any loan in which we participate, including annual financial statements provided by a borrower. Additionally, we receive monthly statements on the loan from the lead lender.

Commercial and Industrial (C&I) Loan Originations. We originate commercial and industrial loans from contacts made by our commercial loan officers in New York and Massachusetts. Our commercial and industrial lending department does not utilize the services of loan brokers.

The Bank will consider granting credit to commercial and industrial businesses located within our lending area, which is defined as the Northeastern United States. The Bank will consider the credit needs of businesses located in our lending area if we can effectively service the credit and if the customer has a strong financial position.

We will consider loans to small businesses with revenues normally not to exceed $65.0 million. The small business may be one that manufactures wholesale or retail products and/or services. Generally, we will consider loans to small businesses such as: retail sales and services, such as grocery, restaurants, clothing, furniture, appliances, hardware, automotive parts, automobiles and trucks; wholesale businesses, such as automotive parts and industrial parts and equipment; manufacturing businesses, such as tool and die shops and commercial manufacturers and contractors with strong financials and well-known principals, attorneys, accountants, and dental groups.

Mortgage and Construction Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board has granted the “Loan Committee” (which is comprised of the chief executive officer, chief financial officer, and an executive vice president) with loan approval authority for mortgage loans up to $2.0 million. Mortgage loans in amounts greater than $2.0 million must be approved by the Loan Committee and a majority of the non-employee directors. At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

Commercial and Industrial Loan Approval Procedures and Authority. Our commercial and industrial lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board has granted the “C&I Loan Committee” (which is comprised of the chief executive officer, chief financial officer, executive vice president, and the senior commercial and industrial analyst with loan approval authority for commercial and industrial loans up to $2.0 million. Loans in amounts greater than $2.0 million, in addition to being approved by the C&I Loan Committee, must be approved by a majority of the non-employee directors. At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

Loan Commitments. We issue commitments for adjustable-rate loans conditioned upon the occurrence of certain events. Commitments to originate adjustable-rate loans are legally binding agreements to lend to our customers. Generally, our adjustable-rate loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2011.

At December 31, 2011, our interest-bearing deposits, securities, and short-term investments totaled $100.6 million and consisted primarily of $80.1 million in interest earning deposits with the Federal Home Loan Bank of New York, $12.6 million in mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $3.7 million in collateralized mortgage obligations issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $2.6 million in short-term certificates of deposits at other financial institutions, and $1.6 million in Federal Home Loan Bank of New York common stock. At December 31, 2011, we had no investments in callable securities.

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

Deposit Accounts. Except for certificates of deposit previously obtained through two nationwide listing services, as described below, substantially all of our depositors are residents of the States of New York and Massachusetts. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits principally consist of interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts, noninterest-bearing demand accounts (such as checking accounts) and certificates of deposit. At December 31, 2011, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, maturity matching deposit and loan products, and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the lower to middle of the market for rates on all types of deposit products.

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

Borrowings. We may utilize advances from the Federal Home Loan Bank of New York to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a bank’s net worth or on the Federal Home Loan Bank’s assessment of the bank’s creditworthiness.

Mortgage Brokering Operations

In 2011, we initiated a program under which we act as a residential mortgage loan broker for nationally recognized third-party mortgage originators. Under this program, our newly formed mortgage brokerage team markets one- to four-family residential mortgage loans, collects loan applications and forwards such documentation to the third-party mortgage originator who makes all credit decisions and originates all loans.  We receive an agreed upon fee from the third-party mortgage originator upon the closing of the loan. We currently market these services solely through our branch network in Massachusetts. Our mortgage brokerage team is also available to meet with our customers and assist them with the application process. In addition to ensuring that our customers are provided with an extensive range of one- to four-family products, this arrangement is expected to enhance fee income and lessen our reliance on net interest income.

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

Personnel

As of December 31, 2011, we had 99 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, NorthEast Community Bancorp MHC (the “MHC”) and each of the directors of the Company and the MHC. The complaint alleges that the directors have breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC.  As for relief, the complaint requests, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. The Company believes that the claims asserted are without merit and intends to vigorously defend the case. On December 14, 2011, the Company filed a motion to dismiss the complaint. The plaintiff has filed an opposition to the Company’s motion to dismiss and a cross motion for leave to amend the complaint in the event the court were to conclude that the initial complaint fails to state a viable claim. The Company expects there will be a ruling on the motion to dismiss in the near future.

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

Subsidiaries

Northeast Community Bancorp’s only subsidiary is Northeast Community Bank. The Bank has one wholly owned subsidiary, New England Commercial Properties LLC, a New York limited liability company. New England Commercial Properties was formed in October 2007 to facilitate the purchase or lease of real property by the Bank and to hold real estate owned acquired by the Bank through foreclosure or deed-in-lieu of foreclosure. As of December 31, 2011, New England Commercial Properties, LLC had no assets other than title to a foreclosed multi-family property located in Newark, New Jersey.

REGULATION AND SUPERVISION

General

Northeast Community Bank, as an insured federal savings bank, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Northeast Community Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Northeast Community Bank must file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Northeast Community Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Northeast Community Bancorp, Northeast Community Bancorp, MHC and Northeast Community Bank and their operations.

Northeast Community Bancorp and Northeast Community Bancorp, MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Northeast Community Bancorp also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of financial institutions, including Northeast Community Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Northeast Community Bank was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. At the same time, the responsibility for supervising savings and loan holding companies like Northeast Community Bancorp, MHC and Northeast Community Bancorp was transferred to the Federal Reserve Board. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Northeast Community Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for Northeast Community Bank, Northeast Community Bancorp and Northeast Community Bancorp, MHC.

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

Capital Requirements. The applicable capital regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, banks must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings banks to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2011, Northeast Community Bank exceeded each of these capital requirements.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings bank that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings bank that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of the Comptroller of the Currency within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Northeast Community Bank met the criteria for being considered “well-capitalized.”

Community Reinvestment Act and Fair Lending Laws. All insured financial institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or restrictions on its activities. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. The Bank’s Community Reinvestment Act rating has been an “Outstanding” for the past 17 years.

Loans to One Borrower. Federal law provides that savings banks are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that a savings bank fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the savings bank to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) of the capital distribution if, like Northeast Community Bank, it is a subsidiary of a holding company, as well as a written notice filing with the Office of the Comptroller of the Currency. If Northeast Community Bank’s capital were ever to fall below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings banks to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily multi-family residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2011, Northeast Community Bank maintained 92.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law permits Northeast Community Bank to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (i.e., generally, any company that controls or is under common control with an institution), including Northeast Community Bancorp and Northeast Community Bancorp, MHC and their other subsidiaries. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks were previously required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. The Office of the Comptroller of the Currency, which succeeded the Office of Thrift Supervision, is similarly funded through assessments on regulated institutions. The Office of Thrift Supervision and the Office of the Comptroller of the Currency assessments paid by Northeast Community Bank for the year ended December 31, 2011 totaled $62,000 and $38,000, respectively, for a total assessment of $100,000.

Insurance of Deposit Accounts. Northeast Community Bank’s deposits are insured up to applicable limits, which have been increased to $250,000 per depositor, by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts (defined to include IOLTA and certain NOW accounts) would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Northeast Community Bank participates in the unlimited non-interest bearing transaction account coverage and Northeast Community Bank, Northeast Community Bancorp and Northeast Community Bancorp, MHC opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2011 averaged 1.04 basis points of assessable deposits.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of Northeast Community Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Northeast Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Northeast Community Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Northeast Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2011 of $1.6 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, required a 3% ratio for up to $58.8 million and an exception of $10.7 million. Northeast Community Bank complies with the foregoing requirements.

Holding Company Regulation

General. Northeast Community Bancorp and Northeast Community Bancorp, MHC are savings and loan holding companies within the meaning of federal law. As such, they are subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Federal Reserve Board has enforcement authority over Northeast Community Bancorp and Northeast Community Bancorp, MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Northeast Community Bank.

As part of the Dodd-Frank Act regulatory restructuring, the responsibilities of the Office of Thrift Supervision as to savings and loan holding companies were transferred to the Federal Reserve Board on July 21, 2011. The Federal Reserve Board is the agency that regulates bank holding companies.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Federal Reserve Board regulations, a mutual holding company, such as Northeast Community Bancorp, MHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual savings bank through the merger of such savings bank into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Federal Reserve Board for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Federal Reserve Board. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Stock Holding Company Subsidiary Regulation. The Federal Reserve Board has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Northeast Community Bancorp is the stock holding company subsidiary of Northeast Community Bancorp, MHC. Northeast Community Bancorp is permitted to engage in activities that are permitted for Northeast Community Bancorp, MHC subject to the same restrictions and conditions.

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

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital and other support to their subsidiary institutions in times of financial distress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is not consistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Moreover, a company should inform the Federal Reserve Board reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by Northeast Community Bancorp, MHC. Office of Thrift Supervision regulations required Northeast Community Bancorp, MHC to notify the Office of Thrift Supervision if it proposed to waive receipt of dividends from Northeast Community Bancorp. The Office of Thrift Supervision reviewed dividend waiver notices on a case-by-case basis, and, in general, did not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Northeast Community Bancorp, MHC has waived receipt of all dividends from Northeast Community Bancorp in prior years and in 2011.

The Federal Reserve Board, which took over the Office of Thrift Supervision’s supervisory duties for savings and loan holding companies, has adopted an interim final rule which requires the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends. For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the timing of changes to the interim final rule, if any, the form of the final dividend waiver regulations or the effect of such regulations on the MHC’s ability to waive dividends.

Conversion of Northeast Community Bancorp, MHC to Stock Form. Federal Reserve Board regulations permit Northeast Community Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Northeast Community Bancorp, Northeast Community Bancorp, MHC’s corporate existence would end, and certain depositors of Northeast Community Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Northeast Community Bancorp, MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than Northeast Community Bancorp, MHC own the same percentage of common stock in the new holding company as they owned in Northeast Community Bancorp immediately before conversion. The total number of shares held by stockholders other than Northeast Community Bancorp, MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Our emphasis on multi-family residential, mixed-use and non-residential real estate lending and our recent expansion into commercial and industrial lending and participation in construction loans could expose us to increased lending risks.

Our primary business strategy centers on continuing our emphasis on multi-family and mixed-use real estate loans. At December 31, 2011, $324.1 million, or 90.6%, of our loan portfolio consisted of multi-family residential, mixed-use and non-residential real estate loans. As a result, our credit risk profile is generally higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

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

As with loans secured by multi-family, mixed-use and non-residential real estate, commercial and industrial loans tend to be of higher risk than one- to four-family residential mortgage loans. We seek to minimize the risks involved in commercial and industrial lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees, whenever possible. However, the capacity of a borrower to repay a commercial and industrial loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results. At December 31, 2011, $23.7 million, or 6.6%, of our loan portfolio consisted of commercial and industrial loans.

Our participation interests in construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. We have sought to minimize this risk by limiting the amount of construction loan participation interests outstanding at any time and spreading the participations between multi-family, mixed-use and non-residential projects. At December 31, 2011, the outstanding balance of our construction loan participation interests totaled $9.1 million, or 2.5% of our total loan portfolio. We currently do not participate in construction loans.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial banks, which have caused many financial banks to seek additional capital, to merge with other banks and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our non-performing assets could expose us to increased risk of loss, which may negatively affect our earnings.

Our non-performing assets have increased in the past few years as a result of the economic recession. At December 31, 2011, we had total non-performing assets of $21.1 million, or 4.3% of total assets, a $1.7 million decrease from December 31, 2010 and a $272,000 increase from December 31, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Northeast Community Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At December 31, 2011, our allowance for loan losses amounted to 2.1% of total loans outstanding and 36.2% of nonperforming loans.

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. Our allowance for loan losses amounted to 2.1% of total loans outstanding and 36.2% of nonperforming loans at December 31, 2011. Our allowance for loan losses at December 31, 2011 may not be sufficient to cover future loan losses. A large loss or series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

Income from mortgage brokering operations is volatile, and reduced demand for residential mortgage loans may negatively impact our net income.

We act as a residential mortgage loan broker for nationally recognized third-party mortgage originators, earning noninterest income in the form of other loan fees and service charges. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans that are originated through our mortgage brokering operations. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Reduced demand for residential mortgage loans will negatively impact our mortgage brokering operations and the noninterest income that we generate from such operations.

Strong competition within our primary market area and our lending territory could hurt our profits and slow growth.

We face intense competition both in making loans in our lending territory and attracting deposits in our primary market area. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2011, the most recent date for which information is available from the Federal Deposit Insurance Corporation, we held approximately 0.02% of the deposits in New York County, New York, approximately 0.60% and 0.06% of the deposits in Bronx and Westchester Counties, New York, respectively, and 0.23% and 0.96% of the deposits in Essex and Plymouth Counties, Massachusetts, respectively. Competition also makes it more difficult to hire and retain experienced employees. Some of the banks with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory.

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

We are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Northeast Community Bancorp, MHC and Northeast Community Bancorp are subject to regulation and supervision by the Federal Reserve Board. Northeast Community Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Northeast Community Bank rather than for holders of Northeast Community Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted financial regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including Northeast Community Bancorp and Northeast Community Bancorp, MHC, will be regulated by the Federal Reserve Board. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as Northeast Community Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Northeast Community Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations. See “Regulation and Supervision – Federal Banking Regulation – Capital Requirements” for a discussion of regulatory capital requirements.

Northeast Community Bancorp, MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may like.

The MHC owns a majority of Northeast Community Bancorp’s common stock and, through its board of directors, will be able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage Northeast Community Bancorp and Northeast Community Bank also manage the MHC. As a federally chartered mutual holding company, the board of directors of the MHC must ensure that the interests of depositors of Northeast Community Bank are represented and considered in matters put to a vote of stockholders of Northeast Community Bancorp. Therefore, the votes cast by the MHC may not be in your personal best interests as a stockholder. For example, the MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Northeast Community Bancorp. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of the MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

The amount of dividends we pay on our common stock, if any, may be limited by the ability of NorthEast Community Bancorp, MHC to waive receipt of dividends.

The MHC owns a majority of the Company’s outstanding stock.  As a result, when and if the Company pays dividends to its shareholders, it also is required to pay dividends to the MHC unless the MHC is permitted by its federal regulator to waive the receipt of dividends.  Historically, the MHC’s federal regulator has permitted the MHC to waive its right to dividends declared by the Company on the shares that it owns.  The MHC has received the approval of the Federal Reserve Board to waive dividends paid by the Company for the quarters ended September 30, 2011, December 31, 2011 and March 31, 2012.  It is expected that the MHC will continue to waive future dividends, except to the extent dividends are needed to fund the MHC’s continuing operations, and subject to the ability of the MHC to obtain regulatory approval in the future of its requests to waive dividends.

The Federal Reserve Board, as successor regulatory agency to the Office of Thrift Supervision for the MHC, has adopted an interim final rule which requires the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends.  For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the timing of changes to the interim final rule, if any, the form of the final dividend waiver regulations or the effect of such regulations on the MHC’s ability to waive dividends.

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

The Federal Reserve Board policy on remutualization transactions could prohibit acquisition of Northeast Community Bancorp, which may adversely affect our stock price.

Current Federal Reserve Board regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, Northeast Community Bancorp’s former regulator, the Office of Thrift Supervision, had adopted a policy statement indicating that it viewed remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. The Federal Reserve Board has not adopted a similar policy statement or issued on the matter and future Federal Reserve Board regulation may negatively affect Northeast Community Bancorp. Under certain circumstances, the Federal Reserve Board may give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Federal Reserve Board’s concerns are not warranted in the particular case. Should the Federal Reserve Board prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office, six other full-service branch offices, and our investment advisory and financial planning services office located in Westport, Connecticut. The following table sets forth certain information relating to these facilities as of December 31, 2011.

Location	Year Opened	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)
Corporate Headquarters and Main Office:

325 Hamilton Avenue White Plains, New York 10601	1994	N/A	Owned	$1,045

Branch Offices and Loan Production Office:

1470 First Avenue New York, NY 10021 (1)	2006	07/30/2014	Leased	—

590 East 187th Street Bronx, New York 10458	1972	N/A	Owned	498

242 West 23rd Street New York, NY 10011 (2)	1996	N/A	Owned/Leased	817

1751 Second Avenue New York, NY 10128	1978	09/30/2015	Leased	15

87 Elm Street Danvers, MA 01923	2009	N/A	Owned	1,531

8 No. Park Avenue Plymouth, MA 02360	2009	N/A	Owned	1,799

35 Edgell Road Framingham, MA 01701 (3)	Pending	N/A	Owned	1,311

66 Elm Street Danvers, MA 01923 (4)	2011	N/A	Owned	984

Other Properties:

1353-55 First Avenue New York, NY 10021 (5)	1946	2109	Leased	—

830 Post Road East Westport, Connecticut 06880	2007	07/31/2015	Leased	—

(1)	The Company has temporarily relocated its branch office at 1353-55 First Avenue to this property due to the sale and renovation of the building located at 1353-55 First Avenue. See footnote 5 below.
(2)	This property is owned by us, but is subject to a 99 year land lease, the term of which expires in 2084.
(3)	The Company expects to open the Framingham branch office during the second quarter of 2012.
(4)	Loan production office.
(5)	In June 2007, the Company sold this building and temporarily relocated its branch office located at 1353-55 First Avenue to 1470 First Avenue, New York, New York, while 1353-55 First Avenue is being renovated. On June 30, 2007, the Bank entered into a 99 year lease agreement for office space on the first floor of the building at 1353-55 First Avenue so that the Bank may continue to operate a branch office at this location after the building has been renovated. The lease will commence upon completion of construction at 1353-55 First Avenue.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, NorthEast Community Bancorp MHC (the “MHC”) and each of the directors of the Company and the MHC. The complaint alleges that the directors have breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC.  As for relief, the complaint requests, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. The Company believes that the claims asserted are without merit and intends to vigorously defend the case. On December 14, 2011, the Company filed a motion to dismiss the complaint. The plaintiff has filed an opposition to the Company’s motion to dismiss and a cross motion for leave to amend the complaint in the event the court were to conclude that the initial complaint fails to state a viable claim. The Company expects there will be a ruling on the motion to dismiss in the near future.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Dividends	High	Low

2011:

First Quarter	$0.03	$6.30	$5.58
Second Quarter	0.03	6.90	5.80
Third Quarter	0.03	6.86	5.91
Fourth Quarter	0.03	6.48	5.41

2010:

First Quarter	$0.03	$7.25	$5.52
Second Quarter	0.03	7.50	4.68
Third Quarter	0.03	6.40	4.40
Fourth Quarter	0.03	6.25	5.55

Northeast Community Bancorp, MHC, the Company’s majority stockholder, has waived receipt of all dividends declared by the Company. During 2011, the aggregate amount of dividends waived was $873,000. On a cumulative basis, $3,928,000 of such dividends have been waived through December 31, 2011.

As of February 29, 2012, there were approximately 282 holders of record of the Company’s common stock.

Purchases of Equity Securities

The Company did not repurchase any of its common stock during the three months ended December 31, 2011 and had no approved repurchase program at December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$489,289	$466,008	$527,276	$424,228	$343,895
Cash and cash equivalents	82,583	44,453	88,718	36,534	39,146
Securities held to maturity	16,099	19,858	11,845	2,078	2,875
Securities available for sale	149	162	176	182	320
Loans receivable, net	350,894	364,798	386,266	363,616	283,133
Bank owned life insurance	16,736	16,145	10,522	8,902	8,515
Deposits	353,636	326,830	379,518	261,430	225,978
Federal Home Loan Bank advances	20,000	25,000	35,000	40,000	—
Total stockholders’ equity	107,065	108,139	107,448	110,502	108,829

Operating Data:
Interest income	$22,151	$24,642	$24,373	$21,947	$17,602
Interest expense	5,177	8,435	10,092	8,550	5,918
Net interest income	16,974	16,207	14,281	13,397	11,684
Provision for loan losses	1,113	3,487	7,314	411	338
Net interest income after provision for loan losses	15,861	12,720	6,967	12,986	11,346
Gain (loss) on sale of premises, equipment and deposits	10	1,924	—	—	18,962
Noninterest income	1,882	1,718	1,498	1,794	805
Noninterest expenses	14,201	13,590	13,893	11,500	9,826
Income (loss) before provision for income taxes	3,552	2,772	(5,428)	3,280	21,287
Income tax (benefit) provision	1,197	904	(2,812)	1,178	9,150
Net income (loss)	$2,355	$1,868	$(2,616)	$2,102	$12,137
Net income (loss) per share – basic and diluted	$0.19	$0.15	$(0.20)	$0.16	$0.95
Dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.06

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Performance Ratios:
Return on average assets (1)	0.51%	0.37%	(0.54)%	0.54%	3.94%
Return on average equity (1)	2.18	1.72	(2.37)	1.91	11.70
Interest rate spread (2)	3.53	2.96	2.49	2.73	3.13
Net interest margin (3)	3.89	3.39	3.08	3.63	4.09
Noninterest expense to average assets	3.07	2.67	2.86	2.96	3.19
Efficiency ratio (1) (4)	75.27	68.47	88.05	75.70	31.24
Average interest-earning assets to average interest-bearing liabilities	130.26	124.48	127.33	138.82	146.61
Average equity to average assets	23.37	21.30	22.77	28.35	33.67

Capital Ratios - Bank:
Tangible capital	18.02	18.41	16.01	19.45	24.18
Core capital	18.02	18.41	16.01	19.45	24.18
Total risk-based capital	31.30	29.84	27.70	30.65	37.50

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.07	2.06	1.72	0.51	0.53
Allowance for loan losses as a percent of nonperforming loans	36.19	35.07	33.41	57.92	65.48
Net charge-offs to average outstanding loans during the period	0.37	0.67	0.62	0.01	0.02
Non-performing loans as a percent of total loans	5.72	5.87	5.14	0.88	0.80

Other Data:
Number of:
Real estate loans outstanding	449	468	497	491	485
Deposit accounts	12,170	13,042	15,781	14,449	15,025
Offices (5)	10	9	10	9	9

(1)	2007 operations included a non-recurring gain of $18,962,000 from the gain on sale of the building in which our First Avenue branch was located. If such gain, net of income taxes at the 2007 marginal income tax rate, were removed, return on average assets, return on average equity and the efficiency ratio would be 0.43%, 1.28%, and 78.68%, respectively.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	At December 31, 2011, includes our main office, our six other full-service branch offices, our loan production office, our investment advisory service office in Westport, Connecticut, and a leased property for future branch office use.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of the Comptroller of the Currency could require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 1 of the notes to the consolidated financial statements included elsewhere in this filing.

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

Sale of New York City Branch Office

On June 29, 2007, the Company completed the sale of its branch office building located at 1353-55 First Avenue, New York, New York (the “Property”). The sale price for the Property was $28.0 million. At closing, the Company received $10.0 million in cash and an $18.0 million zero coupon promissory note recorded at its then present value of $16.3 million. The Note, as restructured, including expenses and interest, was paid off on November 4, 2011.

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

In November 2011, on the note’s final installment due date, the holder of the note elected to defer the final installment payment until 2012. As such, the note payable was reclassified as an account payable of $175,000 at December 31, 2011. The note discount accreted during 2011 totaled $7,000. The acquired business is being operated as a division of the Bank and, during 2011, generated total revenues of approximately $894,000.

Balance Sheet Analysis

Overview. Total assets at December 31, 2011 increased by $23.3 million, or 5.0%, to $489.3 million from total assets of $466.0 million at December 31, 2010. The increase was primarily due to increases of $38.1 million in cash and cash equivalents, $2.1 million in premises and equipment, net, $1.3 million in other assets, and $591,000 in bank owned life insurance, offset by decreases of $13.9 million in loans receivable, net, $3.8 million in investment securities held-to-maturity, $348,000 in certificates of deposits at other financial institutions, $313,000 in real estate owned, $251,000 in Federal Home Loan Bank stock, and $205,000 in accrued interest receivable.

These increases primarily resulted from increases of $26.8 million in deposits and $2.7 million in accounts payable and accrued expenses, partially offset by a decrease of $5.0 million in Federal Home Loan Bank advances. As of December 31, 2011, the Company, on a consolidated basis, had stockholders equity of $107.1 million, or 21.9% of assets.

During the second half of 2011, we began increasing our origination of loans secured by real-estate. We have not re-entered the construction loan market. In 2010, we proactively reduced mortgage origination levels for mixed-use and non-residential real estate loans, based on our unwillingness to offer rates and terms on loan products that, in our opinion, do not accurately reflect the risk associated with particular loan types in the current economic and real estate environment.  In 2009, we ceased originating all construction loans due to prevailing conditions in the real estate market.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by multi-family residential real estate, mixed-use real estate and non-residential real estate. To a much lesser extent, we originate commercial and industrial and consumer loans. At December 31, 2011, loans receivable, net, totaled $350.9 million, a decrease of $13.9 million, or 3.8%, from total loans receivable, net, of $364.8 million at December 31, 2010. The promissory notes that the Bank received in connection with the sale of the Bank’s branch office building located at 1353-55 First Avenue, which was paid off on November 4, 2011 and had a $10.9 million balance at December 31, 2010, were included in the non-residential segment of our real estate loan portfolio for 2010.

The largest segment of our real estate loans is multi-family residential loans. As of December 31, 2011, these loans totaled $189.3 million, or 52.9% of our total loan portfolio, compared to $190.0 million, or 51.2% of our total loan portfolio at December 31, 2010. As of December 31, 2011, mixed-use loans totaled $51.2 million, or 14.3% of our total loan portfolio, compared to $55.2 million, or 14.9% of our total loan portfolio at December 31, 2010. Non-residential real estate loans totaled $83.6 million, or 23.4% of our total loan portfolio at December 31, 2011, compared to $100.9 million, or 27.2% of our total loan portfolio at December 31, 2010. At December 31, 2011 and 2010, one- to four-family residential real estate loans totaled $627,000 and $211,000, or 0.2% and 0.1% of our total loan portfolio, respectively.

At December 31, 2011, our commercial and industrial loan portfolio totaled $43.3 million in committed loans, with $23.7 million drawn against such commitments, compared to $28.9 million in committed loans, with $12.1 million drawn against such commitments at December 31, 2010. Although we discontinued in 2010 the purchase of participation interests in construction loans secured by multi-family, mixed-use and non-residential properties, we purchased participation interests in these types of properties in 2009. We perform our own underwriting analysis on each of our participation interests before purchasing such loans. The outstanding balance of construction loan participation interests purchased totaled $9.1 million, or 2.5% of our total loan portfolio at December 31, 2011 compared to $12.9 million or 3.5% of our total loan portfolio at December 31, 2010.

In addition, we also originate several types of consumer loans secured by savings accounts or certificates of deposit (share loans) and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. Consumer loans totaled $68,000 and represented 0.02% of total loans at December 31, 2011 compared to $63,000, or 0.01%, of total loans at December 31, 2010.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Residential Real Estate:
One- to four-family	$627	0.18%	$211	0.06%	$244	0.06%	$275	0.08%	$304	0.11%
Multi-family(1)	189,253	52.93	190,042	51.15	201,059	51.30	186,199	51.11	138,767	48.95
Mixed-use(1)	51,229	14.33	55,244	14.87	59,779	15.25	58,317	16.00	52,559	18.54
Total residential real estate loans	241,109	67.43	245,497	66.08	261,082	66.61	244,791	67.19	191,630	67.60

Non-residential real estate (1)	83,602	23.38	100,925	27.16	105,194	26.84	102,785	28.21	79,305	27.98
Total real estate	324,711	90.81	346,422	93.24	366,276	93.45	347,576	95.40	270,935	95.58

Construction loans	9,065	2.54	12,913	3.48	15,121	3.86	9,025	2.48	9,456	3.34
Commercial and industrial loans	23,725	6.64	12,140	3.27	10,400	2.65	7,620	2.09	2,977	1.05

Consumer:
Overdraft lines of credit	44	0.01	48	0.01	60	0.02	57	0.02	69	0.02
Passbook loans	24	0.01	15	0.00	90	0.02	57	0.01	19	0.01
Total consumer loans	68	0.02	63	0.01	150	0.04	114	0.03	88	0.03
Total loans	357,569	100.00%	371,538	100.00%	391,947	100.00%	364,335	100.00%	283,456	100.00%

Net deferred loan costs	722		907		1,052		1,146		1,166
Allowance for losses	(7,397)		(7,647)		(6,733)		(1,865)		(1,489)
Loans, net	$350,894		$364,798		$386,266		$363,616		$283,133

(1)	Includes equity lines of credit that we originate on properties on which we hold the first mortgage.

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loans repricing or maturing during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2011
	Residential Real Estate Loans	Non-Residential Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Consumer and other Loans	Total Loans
	(In thousands)
One year or less	$46,453	$19,865	$19,496	$9,065	$68	$94,947
More than one year to five years	186,362	57,414	3,446	—	—	247,222
More than five years	8,294	6,323	783	—	—	15,400
Total	$241,109	$83,602	$23,725	$9,065	$68	$357,569

The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31, 2012 and have either fixed or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Residential real estate:
One- to four-family	$488	$44	$532
Multi-family	1,430	156,669	158,099
Mixed-use	1,289	34,735	36,024
Non-residential real estate	429	63,308	63,737
Construction loans	—	—	—
Commercial and industrial loans	3,524	706	4,230
Consumer and other loans	—	—	—
Total	$7,160	$255,462	$262,622

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2011	2010	2009	2008	2007
	(In thousands)
Total loans at beginning of period	$371,538	$391,947	$364,335	$283,456	$201,591
Loans originated:
Residential real estate:
One-to-four family	450	—	—	—	—
Multi-family	34,505	5,210	22,423	70,450	43,376
Mixed-use	1,550	—	7,922	6,616	16,098
Non-residential real estate	7,043	420	6,920	42,954	24,451
Commercial and industrial loans	8,728	2,558	3,026	4,794	3,012
Consumer and other loans	—	—	35	87	17
Total loans originated	52,276	8,188	40,326	124,901	86,954
Construction loan participation purchased	—	—	5,198	5,406	11,695
Permanent loan participation purchased	—	—	—	2,971	—
Loan from sale of building	—	—	—	—	16,341
Deduct:
Loan principal repayments	62,527	25,979	17,583	44,034	32,060
Charge offs	1,375	2,618	2,446	35	49
Loan sales	—	—	—	7,045	1,505
Total deductions	63,902	28,597	20,029	51,114	33,614
Other increases (decreases), net	(2,343)	—	2,117	(1,285)	489
Total loans at end of period	$357,569	$371,538	$391,947	$364,335	$283,456

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities. Securities decreased by $3.8 million, or 18.8%, from $20.0 million at December 31, 2010, to $16.2 million at December 31, 2011. The decrease was primarily due to maturities and repayments of $3.8 million.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Fannie Mae common stock	$—	$—	$—	$—	$—	$—
Mortgage-backed securities- residential	145	149	157	162	174	176
Total	$145	$149	$157	$162	$174	$176

Securities held to maturity:
Mortgage-backed securities - residential	16,099	16,662	19,858	20,342	11,845	11,875
Total	$16,099	$16,662	$19,858	$20,342	$11,845	$11,875

During 2009, the Company determined that its investment in Fannie Mae common stock was other than-temporarily impaired and wrote off its entire $4,000 investment.

At December 31, 2011 and December 31, 2010, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

The following table sets forth the stated final maturities and weighted average yields of debt securities at December 31, 2011. Certain mortgage-backed securities have adjustable interest rates and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below. At December 31, 2011, mortgage-backed securities with adjustable rates totaled $12.6 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$—	—	$—	—	$—	—	$149	2.34%	$149	2.34%
Total securities available for sale	$—	—	$—	—	$—	—	$149	2.34%	$149	2.34%

Securities held to maturity:
Mortgage-backed securities	$—	—	$3	1.42%	$218	2.69%	$15,878	3.53%	$16,099	3.52%
Total securities held to maturity	$—	—	$3	1.42%	$218	2.69%	$15,878	3.53%	$16,099	3.52%

Deposits. Our primary source of funds is retail deposit accounts which are comprised of savings accounts, demand deposits and certificates of deposit held primarily by individuals and businesses within our primary market area and, prior to 2010 but resumed in 2011 to a small extent, non-broker certificates of deposit gathered through two nationwide certificate of deposit listing services. The non-broker certificates of deposits were accepted from banks, credit unions, non-profit organizations and certain corporations in amounts greater then $75,000 and less then $250,000. Although we curtailed the use of the certificate of deposit listing services in 2010, we resumed the use of these services in 2011 by obtaining $10.0 million in non-broker certificates of deposits.

Deposits increased by $26.8 million, or 8.2%, in the year ended December 31, 2011. The increase in deposits was primarily attributable to efforts by the Company to increase deposits in the two Massachusetts branch offices through an increase in our marketing campaign and the offering of competitive interest rates in our savings, NOW and money market deposit accounts. This resulted in increases of $31.6 million in NOW and money market deposit accounts, $24.6 million in savings accounts, and $5.2 million in noninterest bearing demand deposits, offset by a decrease of $34.6 million in certificates of deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

NOW and money market deposit accounts	$115,411	32.6%	$83,839	25.7%	$72,755	19.2%
Savings accounts	80,548	22.8	55,898	17.1	60,033	15.8
Noninterest bearing demand deposits	15,046	4.3	9,839	3.0	11,594	3.0
Certificates of deposit	142,631	40.3	177,254	54.2	235,136	62.0

Total	$353,636	100.0%	$326,830	100.0%	$379,518	100.0%

At December 31, 2011, there were $19.5 million in money market deposits that are fully-insured brokered deposits as defined in the FDIC call report instructions. These money market deposits were obtained from one of our retail depositors and then transferred into the Insured Cash Sweep (“ICS”) Network in order to obtain full FDIC insurance coverage for our customer. These types of deposits are known in the ICS Network as reciprocal deposits, which the Company considers as core deposits and not brokered deposits. At December 31, 2010 and December 31, 2009, the Company had no ICS reciprocal deposits.

The following table indicates the amount of certificates of deposit with balances over $100,000 by time remaining until maturity as of December 31, 2011. We do not solicit jumbo certificates of deposit nor do we offer special rates for jumbo certificates. The minimum deposit to open a certificate of deposit ranges from $500 to $2,500.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$5,636
Over three through six months	11,675
Over six through twelve months	32,256
Over twelve months	24,765
Total	$74,332

Borrowings. We may utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements. Advances from the Federal Home Loan Bank of New York (“FHLB”) decreased to $20.0 million as of December 31, 2011 from $25.0 million FHLB advances outstanding as of December 31, 2010.

The contractual maturities of FHLB advances at December 31, 2011 are as follows:

	Amount	Weighted Average Interest Rate
Advances maturing in:
One year or less	$5,000	0.59%
After one to two years	10,000	3.70%
After two to three years	5,000	3.64%
	$20,000	2.91%

In conjunction with the Hayden acquisition on November 16, 2007, the Company incurred a four-year zero-coupon note payable of $700,000. The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000. The note was initially recorded at $625,000, assuming a 4.60% discount rate. The note payable balance at December 31, 2011 was zero because, in November 2011, on the note’s final installment due date, the holder of the note elected to defer the final installment payment until 2012. As such, the note payable was reclassified as an account payable of $175,000 at December 31, 2011. The note discount accreted during 2011 totaled $7,000.

Stockholders’ Equity. Stockholders’ equity decreased by $1.1 million, or 1.0%, to $107.0 million at December 31, 2011, from $108.1 million at December 31, 2010. The decrease was primarily due to treasury stock purchases of $3.0 million pursuant to the Company’s stock repurchase plan and cash dividends of $614,000, offset by comprehensive income of $2.4 million and $160,000 for ESOP shares earned for the period.

Northeast Community Bancorp, MHC, the Company’s majority stockholder, received approval of the Office of Thrift Supervision and the Federal Reserve Board to waive its right to receive its share of cash dividends declared by the Company in 2011, which totaled approximately $873,000, and for similar quarterly cash dividends, if any, to be paid for the first quarter of 2012. On a cumulative basis, $3.9 million of such dividends have been waived through December 31, 2011. See “Risk Factors—The amount of dividends we pay on our common stock, if any, may be limited by the ability of NorthEast Community Bancorp, MHC to waive receipt of dividends.”

Results of Operations for the Years Ended December 31, 2011 and 2010

Overview.

	2011	2010	% Change 2011/2010
	(Dollars in thousands)

Net income	$2,355	$1,868	26.1%
Return on average assets	0.51%	0.37%	37.8%
Return on average equity	2.18%	1.72%	26.7%
Average equity to average assets	23.37%	21.30%	9.7%

Net income for the year ended December 31, 2011 increased by $487,000, or 26.1%, to $2.4 million from $1.9 million in 2010. The increase was primarily the result of an increase in net interest income and a decrease in the provision for loan losses, offset by increases in non-interest expense and provision for income taxes and a decrease in non-interest income.

Net Interest Income. Net interest income increased by $767,000, or 4.7%, to $17.0 million for the year ended December 31, 2011, from $16.2 million for the year ended December 31, 2010. The increase in net interest income resulted primarily from a decrease in the cost of interest-bearing liabilities that exceeded the decrease in the yield on our interest-earning assets. The net interest spread increased by 57 basis points to 3.53% for the year ended December 31, 2011, from 2.96% for the year ended December 31, 2010. The net interest margin increased by 50 basis points to 3.89% for the year ended December 31, 2011, from 3.39% for the year ended December 31, 2010.

The increase in the interest rate spread and the net interest margin in 2011 compared to 2010 was due to the cost of our interest-bearing liabilities decreasing more than the corresponding decrease in the yield on our interest-earning assets. The cost of our interest-bearing liabilities decreased by 65 basis points to 1.54% for the year ended December 31, 2011, from 2.19% for the year ended December 31, 2010. The yield on our interest-earning assets decreased by 8 basis points to 5.07% for the year ended December 31, 2011, from 5.15% for the year ended December 31, 2011. The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2010 that continued throughout 2011.

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

	Year Ended December 31,
	2011			2010				2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$369,188	$21,423	5.80%	$385,882	$23,577	6.11%	$389,547	$23,925	6.14%
Securities	20,781	687	3.31	26,962	956	3.55	5,042	218	4.32
Other interest-earning assets	46,825	41	0.09	65,633	109	0.17	68,564	230	0.34
Total interest-earning assets	436,794	22,151	5.07	478,477	24,642	5.15	463,153	24,373	5.26
Allowance for loan losses	(7,768)			(6,234)			(2,546)
Noninterest-earning assets	33,440			37,148			25,026
Total assets	$462,466			$509,391			$485,633

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$82,587	$698	0.85%	$83,560	$1,174	1.40%	$37,253	$423	1.14%
Savings and club accounts	62,093	424	0.68	60,100	407	0.68	63,737	461	0.72
Certificates of deposit	167,603	3,425	2.04	209,889	5,810	2.77	219,125	7,796	3.56
Total interest-bearing deposits	312,283	4,547	1.46	353,549	7,391	2.09	320,115	8,680	2.71

Borrowings	23,034	630	2.74	30,841	1,044	3.39	43,622	1,412	3.24
Total interest-bearing liabilities	335,317	5,177	1.54	384,390	8,435	2.19	363,737	10,092	2.77

Noninterest-bearing demand	12,027			10,158			2,920
Other liabilities	7,033			6,367			8,410
Total liabilities	354,377			400,915			375,067

Stockholders’ equity	108,089			108,476			110,566
Total liabilities and Stockholders’ equity	$462,466			$509,391			$485,633
Net interest income		$16,974			$16,207			$14,281
Interest rate spread			3.53			2.96			2.49
Net interest margin			3.89			3.39			3.08
Net interest-earning assets	$101,477			$94,087			$99,416
Interest-earning assets to interest- bearing liabilities	130.26%			124.48%			127.33%

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

	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$(996)	$(1,158)	$(2,154)	$(224)	$(124)	$(348)
Investment securities	(208)	(61)	(269)	784	(46)	738
Other interest-earning assets	(26)	(42)	(68)	(9)	(112)	(121)
Total interest-earning assets	(1,230)	(1,261)	(2,491)	551	(282)	269

Interest expense:
Interest-bearing demand deposits	(14)	(462)	(476)	631	120	751
Savings accounts	14	3	17	(26)	(28)	(54)
Certificates of deposit	(1,037)	(1,348)	(2,385)	(317)	(1,669)	(1,986)
Borrowings	(235)	(179)	(414)	(430)	62	(368)
Total interest-bearing liabilities	(1,273)	(1,985)	(3,258)	(142)	(1,515)	(1,657)
Net change in interest income	$43	$724	$767	$693	$1,233	$1,926

Provision for Loan Losses. We recorded provisions for loan losses of $1.1 million and $3.5 million for 2011 and 2010, respectively. During 2011, we charged-off $1.4 million against eleven non-performing multi-family mortgage loans and one non-performing non-residential mortgage loan to reduce the aggregate carrying value to $3.5 million as of December 31, 2011. During 2010, we charged-off $2.6 million against fifteen non-performing multi-family mortgage loans and six non-performing non-residential mortgage loans to reduce the aggregate carrying value to $10.3 million as of December 31, 2010. The primary reason for the decreased provision during 2011 was a reduced level of charge offs and troubled debt restructurings. The Company’s Special Assets Group continues to monitor our loan portfolio and reviews at least quarterly and, more frequently, if necessary all non-performing loans, potential non-performing loans, and restructured loans. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

We recorded recoveries of $12,000 and $45,000 during the years ended December 31, 2011 and December 31, 2010, respectively.

Noninterest Income. The following table shows the components of noninterest income for the years ended December 31, 2011 and 2010.

	2011	2010	% Change 2011/2010
	(Dollars in thousands)
Other loan fees and service charges	$390	$313	24.6%
Net gain from premises and equipment	10	1,924	(99.5)
Earnings on bank owned life insurance	591	623	(5.1)
Investment advisory fees	894	769	16.3
Other	7	13	(46.2)
Total	$1,892	$3,642	(48.1)

The decrease in noninterest income was primarily due to a $1.9 million gain from the sale of the Brooklyn branch office that occurred in December 2010, a $32,000 decrease in earnings on bank owned life insurance, and a $6,000 decrease in other noninterest income, partially offset by a $125,000 increase in fee income generated by Hayden Wealth Management Group, the Company’s investment advisory and financial planning services division, and a $77,000 increase in other loan fees and service charges, which was positively impacted by our new mortgage brokering operations.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	% Change 2011/2010
	(Dollars in thousands)
Salaries and employee benefits	$7,204	$7,028	2.5%
Net occupancy expense of premises	1,156	1,226	(5.7)
Equipment	625	541	15.5
Outside data processing	799	850	(6.0)
Advertising	178	64	179.1
REO expenses	182	307	(40.6)
FDIC insurance premiums	404	514	(21.4)
Service contracts	301	283	6.4
Insurance	199	212	(6.5)
Audit and accounting	327	333	(1.7)
Directors compensation	320	305	4.7
Telephone	209	212	(1.4)
Office supplies and stationary	97	128	(23.7)
Director, officer, and employee expenses	505	247	104.6
Legal fees	559	603	(7.2)
Other	1,136	737	54.2
Total noninterest expenses	$14,201	$13,590	4.5

Non-interest expense increased by $611,000, or 4.5%, to $14.2 million for the year ended December 31, 2011 from $13.6 million for the year ended December 31, 2010. The increase resulted primarily from increases of $399,000 in other noninterest expense, $176,00 in salaries and employee benefits, $114,000 in advertising expense, and $84,000 in equipment expense, offset by decreases of $125,000 in real estate owned expense, $110,000 in FDIC insurance expense, $70,000 in net occupancy expense, and $51,000 in outside data processing expense.

Other noninterest expense increased by $399,000, or 54.2%, to $1.1 million in 2011 from $737,000 in 2010 due to our expansion efforts in Massachusetts, in particular costs associated with our new mortgage brokering operations.

Salaries and employee benefits, which represented 50.7% of the Company’s non-interest expense for the year ended December 31, 2011, increased by $176,000, or 2.5%, to $7.2 million in 2011 from $7.0 million in 2010 due to the hiring of additional loan production staff in the Company’s Massachusetts locations, offset by a reduction in staff in various departments and the sale of the Brooklyn branch office in December 2010.

Advertising expense increased by $114,000, or 178.1%, to $178,000 in 2011 from $64,000 in 2010 due to an increase in marketing efforts to expand our Massachusetts operations. Equipment expense increased by $84,000, or 15.5%, to $625,000 in 2011 from $541,000 in 2010 due to purchases of additional equipment to support our Massachusetts expansion efforts.

Real estate owned expenses decreased to $182,000 in 2011 due primarily to a loss of $140,000 on the disposition of a multi-family property and net operating expenses of $42,000 in connection with the maintenance and operation of foreclosed properties. This compared to real estate owned expense of $307,000 in 2010 due to the Bank’s recognition of loss of $103,000 on the disposition of a multi-family property and two gasoline stations and net operating expenses of $204,000 in connection with the maintenance and operation of foreclosed properties (consisting of a multi-family property and two gasoline stations which were foreclosed and sold and two multi-family properties).

FDIC insurance expense decreased by $110,000, or 21.4%, to $404,000 in 2011 from $514,000 in 2010 due to a change in the FDIC assessment base and assessment formula. Occupancy expense decreased by $70,000, or 5.7%, to $1.16 million in 2011 from $1.23 million in 2010 due to the sale of the Brooklyn branch office, offset by the addition of a facility to house the Massachusetts loan operations.

Outside data processing expense decreased by $51,000, or 6.0%, to $799,000 for the year ended December 31, 2011 from $850,000 for the year ended December 31, 2010 due primarily to the sale of the Brooklyn branch office and several one-time additional services provided in 2010 by the Company’s core data processing vendor.

Provision for Income Taxes. Income taxes increased by $293,000, or 32.4%, to $1.2 million for the year ended December 31, 2011 from $904,000 for the year ended December 31, 2010. The increase resulted primarily from a $780,000 increase in pre-tax income in 2011 compared to 2010. The effective tax rate was 33.7% for the year ended December 31, 2011 compared to 32.6% for the year ended December 31, 2010.

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

In connection with the above, in 2009 and 2010 the Bank entered into short-term restructuring agreements with 26 borrowers whose loans in the aggregate totaled $30.9 million. Each of these loans was performing prior to the restructuring and have continued to perform under the terms of the restructuring agreements. Restructuring terms were generally consistent with market terms. We do not consider these loans to be impaired.

Management reports to the board of directors monthly regarding the amount of loans past-due more than 30 days.

Analysis of Nonperforming and Classified Assets. We generally consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. It is generally our policy to continue to accrue interest on past-due loans and loans in foreclosure as long as management determines that these loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to interest only if collection of principal is reasonably assured.

Real estate that we acquire as a result of a foreclosure action or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at fair market value at the date of foreclosure establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$—	$—	$—	$—	$—
Multi-family	4,229	2,219	5,806	261	666
Mixed-use	722	—	—	—	—
Non-residential real estate	6,634	5,457	14,344	1,614	1,200
Construction	7,661	11,575	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	1
Total	19,246	19,251	20,150	1,875	1,867

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	—	—	—	—	—
Multi-family	1,192	2,555	—	—	407
Mixed-use	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	1,192	2,555	—	—	407
Total of nonaccrual and 90 days or more past due loans	20,438	21,806	20,150	1,875	2,274

Foreclosed real estate	620	933	636	832	—
Other nonperforming loans	—	—	—	1,345	—
Total nonperforming assets	21,058	22,739	20,786	4,052	2,274

Accruing troubled debt restructurings	14,039	30,893	13,175	—	—
Nonaccrual troubled debt restructurings	1,435	—	—	—	—
Total troubled debt restructurings	15,474	30,893	13,175	—	—
Less nonaccrual troubled debt restructuring in total nonaccrual loans	1,435	—	—

Troubled debt restructurings and total nonperforming assets	$35,097	$53,632	$33,961	$4,052	$2,274

Total nonperforming loans to total loans	5.72%	5.87%	5.14%	0.88%	0.80%
Total nonperforming assets to total assets	4.30%	4.88%	3.94%	0.96%	0.66%
Total nonperforming assets and troubled debt restructurings to total assets	7.17%	11.51%	6.44%	0.96%	0.66%

Other than disclosed in the above table and in the classified assets table below, management believes that there are no other loans at December 31, 2011 and December 31, 2010 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

The non-accrual multi-family mortgage loans, net of charge-offs of $326,000, totalled $4.2 million at December 31, 2011, consisting primarily of the following mortgage loans:

(1) A delinquent loan with an outstanding balance of $1.6 million secured by a three apartment building complex. The Company filed a foreclosure action and the court granted the Company’s request for the appointment of a receiver for the property. The receiver’s managing agent is collecting the rents and paying operating expenses and taxes. The court appointed receiver is moving forward with filing a contempt motion against the borrower for its failure to turn over security deposits and books and records. The Supreme Court has also agreed to let the Company move forward with a summary judgment motion returnable on February 3, 2012. A specific reserve of $127,000 has been established to mark the loan to fair value. On February 27, 2012, the loan was satisfied with an additional loss of $50,000.

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

(3) Three mortgage loans with an aggregate outstanding balance of $994,000, net of charge-offs of $326,000, secured by three separate apartment buildings. The Company has filed foreclosure actions on all three mortgages. Updated appraisals have been submitted to the court and a foreclosure sale is anticipated within six weeks. Based on the appraisals and projected cash flow analyses, the Company established specific allowances totaling $221,000 which are believed to be adequate. We will continue to monitor the situation and adjust the specific reserves if necessary.

The one non-accrual mixed-use mortgage loan totaled $722,000 at December 31, 2011, consisting of the following mortgage loan:

(1) An outstanding balance of $722,000 secured by a mixed-use apartment building. The Company filed a foreclosure action and the court granted the Company’s request for the appointment of a receiver of rents for the property. The receiver’s managing agent delivered the appropriate notices to all tenants as required by law. We expect to move the Court for an order of foreclosure and sale and anticipate a sale date by July 2012.  We will continue to monitor the progress of the foreclosure action and make adjustments to the allowances accordingly.

The non-accrual non-residential mortgage loans, net of charge-offs of $400,000, totaled $6.6 million at December 31, 2011, consisting primarily of the following mortgage loans:

(1) An outstanding balance of $4.5 million secured by an office building containing 42,400 useable square feet. The Company holds both a foreclosure judgment authorizing a sheriff’s sale of the property and a money judgment against all obligors. The sheriff’s sale was originally scheduled for late December 2011, but we agreed to adjourn it for a month at a time under a forbearance agreement conditioned upon monthly tax escrow payments being made timely and all income in excess of the operating expenses being paid to the Bank. The forbearance agreement expires on April 30, 2012. We will monitor the cash flow and require continuing capital improvements be made to the building to allow it to better compete within its market. Based on a current appraisal and projected cash flow analysis, we do not anticipate a loss on this loan at this time.

(2) An outstanding balance of $1.2 million secured by an office building. Based on a current appraisal and projected cash flow analysis, the Company established a specific allowance of $333,000 against the loan. We expect to foreclose on the loan in the next nine months and will continue to monitor the condition of the building and adjust the allowances accordingly.

The non-accrual construction mortgage loans, net of loans in process of $85,000, totaled $7.7 million at December 31, 2011, consisting of the following mortgage loans:

(1) Four construction mortgage loans with an aggregate outstanding balance of $7.7 million (net of loans in process of $85,000), representing a 25% interest in a participation loan, secured by a newly completed boutique hotel. Additional security consists of a general guarantee of the two principals and an assignment of LLC interests in two other properties. During the fourth quarter of 2010 and throughout 2011, the Company recorded specific allowances in the amount of $1.7 million to cover the anticipated loss on the sale of the notes and mortgages. In December 2011, the borrower and the participating banks reached an agreement to rewrite the total debt to $24,000,000. In return, the borrower has agreed to certain conditions, which include but are not limited to, paying all outstanding taxes, paying interest in advance for two years, turning over management of the hotel to an independent third party acceptable to the participating banks and other conditions set by the banks. The personal guarantees of the principals will remain. We anticipate the plan will be approved by the Court within four months. We will continue to monitor the operations of the hotel and adjust our allowance accordingly.

The one loan that is 90 days or more and still accruing is the following multi-family mortgage loan:

(1) A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building. The borrower and all of the borrower’s related properties are operating under chapter 11 bankruptcy protection and are making regularly scheduled payments as approved by the Trustee. We will continue to monitor the operations of the building and adjust the allowances accordingly.

Except for the above-mentioned second non-accrual multi-family mortgage loan, we are in the process of foreclosing on all of the identified multi-family, mix-use, non-residential, and construction properties. Based on recent fair value analyses of these properties, the Company does not expect any losses beyond the amounts already charged off or reserved for. Except for the above-mentioned second non-accrual multi-family mortgage loan, all of the identified loans have been classified as substandard. The Company did not classify the above-mentioned second non-accrual multi-family mortgage loan because the asset is well protected by the current net worth and paying capacity of the borrower and there is no evidence of potential weaknesses or deterioration of the asset.

Interest income that would have been recorded for the year ended December 31, 2011 had non-accruing loans been current in accordance with their original terms amounted to approximately $1.2 million. During the year ended December 31, 2011, the Bank recognized interest income of approximately $59,000 on the nonaccrual loans.

At December 31, 2011, we owned one foreclosed property with a net balance of $620,000 consisting of a six unit multi-family building. We renovated this property and have leased two of the six units. We expect to market the property in the near future.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. We recognize a loss as soon as a reasonable determination of that loss can be made. We directly charge, against earnings, that portion of the asset that is determined to be uncollectible. If an accurate determination of the loss is impossible, for any reason, we will establish an allowance in an amount sufficient to absorb the most probable loss expected. In cases where a reasonable determination of a loss cannot be made, we will adjust our allowance to reflect a potential loss until a more accurate determination can be made.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)

Special mention assets	$4,259	$7,567	$33,221
Substandard assets	24,146	22,103	12,160
Doubtful and loss assets	—	—	—
Total classified assets	$28,405	$29,670	$45,381

The decrease in classified assets was due to the Company’s close monitoring of non-performing loans, despite the continued weakness in the economy adversely impacting the commercial and multi-family real estate markets. On the basis of management’s review of assets, we classified $4.3 million of our assets at December 31, 2011 as special mention or potential problem loans compared to $7.6 million classified as special mention at December 31, 2010. In addition, we classified $24.1 million at December 31, 2011 as substandard compared to $22.1 million at December 31, 2010.

The decrease in special mention assets was due to the resolution of three multi-family mortgage loans and one nonresidential mortgage loan totaling $3.6 million that were performing at December 31, 2011 and the reclassification of three nonresidential mortgage loans totaling $3.1 million from special mention to substandard, offset by two multi-family mortgage loans and one mixed-used mortgage loan totaling $3.3 million that were newly classified as special mention.

The increase in substandard assets was due to six multi-family mortgage loans, one mixed-use mortgage loan, and one nonresidential mortgage loan totaling $5.1 million that were newly classified as substandard and three nonresidential mortgage loans totaling $3.1 million that were reclassified from special mention to substandard, offset by four multi-family mortgage loans and three construction mortgage loans totaling $6.4 million that were satisfied or performing.

We have charged off $326,000 in losses on these classified assets. In this regard, we have charged off $326,000 in losses for three substandard multi-family loans, resulting in a net total balance of $964,000.

The substandard loans at December 31, 2011 consisted of twenty loans in the aggregate – eight multi-family mortgage loans, one mixed-use mortgage loan, seven non-residential mortgage loans, and four construction mortgage loans. See the non-accrual loan discussion above for a description of the material non-accrual loans that are also classified as substandard multi-family mortgage loans, the one substandard mixed-use mortgage loan, four of the seven substandard non-residential mortgage loans, and the four substandard construction mortgage loans.

Additional substandard multi-family mortgage loans include one that was current, has an outstanding balance of $1.7 million, and is secured by a 6 unit apartment building, and a second that was eighteen months delinquent and accruing, has an outstanding balance of $1.2 million, and is secured by a 7 unit apartment building.

Additional substandard non-residential mortgage loans include one that was current, has an outstanding balance of $1.5 million, and is secured by seven unit office building, and a second that was current, has an outstanding balance of $1.1 million, and is secured by a gas station and car wash.

The remaining $6.0 million of accruing substandard loans consists of five multi-family and non-residential loans.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Residential real estate:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	545	1,450	—	—	477
Mixed-use	—	—	—	—	—	—
Non-residential real estate	—	—	—	—	—	1,285
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	—	—	2	—	—	—
Total	$—	$545	$1,452	$—	$—	$1,762

Delinquent loans at December 31, 2011 consisted of one multi-family mortgage loan. The Bank has classified the delinquent multi-family loan as substandard at December 31, 2011 and the loan is included in the classified loan schedule listed above.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for pools of loans by loan class, including those that are not impaired and subject to specific allowances to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning a historical loss factor to each category. The historical loss factors are adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These qualitative factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, legal and regulatory issues, policies and procedures in underwriting standards, staff lending experience, recent loss experience in particular segments of the portfolio, collateral value, loan volumes and concentration, specific reserve and classified asset trends, delinquency trends and risk rating trends. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

At December 31, 2011, our allowance for loan losses was $7.4 million and represented 2.07% of total gross loans. At December 31, 2010, our allowance for loan losses was $7.6 million and represented 2.06% of total gross loans. At December 31, 2009, our allowance for loan losses was $6.7 million and represented 1.72% of total gross loans. The primary reason for the decrease in allowance for loan losses from 2010 to 2011 was the decrease in total loans due mainly to decreases in non-residential real estate, mixed-use, and construction loans, offset by increases in commercial loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2011			2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$—	0.0%	0.2%	$—	0.0%	0.1%	$—	0.0%	0.1%
Multi-family	3,390	45.8	52.9	3,450	45.1	51.1	3,350	49.8	51.3
Mixed-use	391	5.3	14.3	474	6.2	14.9	598	8.9	15.3
Non-residential real estate	1,596	21.6	23.4	1,560	20.4	27.1	2,495	37.0	26.8
Construction	1,724	23.3	2.5	2,083	27.2	3.5	186	2.8	3.9
Commercial and industrial	296	4.0	6.7	80	1.1	3.3	104	1.5	2.6
Consumer and other loans	—	0.0	0.0	—	0.0	0.0	—	0.0	0.0
Total allowance for loan losses	$7,397	100.0%	100.0%	$7,647	100.0%	100.0%	$6,733	100.0%	100.0%

	At December 31,
	2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$—	0.0%	0.1%	$—	0.0%	0.1%
Multi-family	604	32.4	51.1	472	31.7	49.0
Mixed-use	319	17.1	16.0	250	16.8	18.5
Non-residential real estate	841	45.1	28.2	691	46.4	28.0
Construction	21	1.1	2.5	50	3.4	3.3
Commercial and industrial	80	4.3	2.1	25	1.7	1.1
Consumer and other loans	—	0.0	0.0	—	0.0	0.0
Total allowance for loan losses	$1,865	100.0%	100.0%	$1,489	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that the Office of the Comptroller of the Currency, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. The Office of the Comptroller of the Currency may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our consolidated financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$7,647	$6,733	$1,865	$1,489	$1,200
Provision for loan losses	1,113	3,487	7,314	411	338

Charge offs:
Residential real estate:
One- to four-family	—	—	—	—	—
Multi-family	(1,358)	(1,211)	(857)	—	—
Mixed-use	—	—	—	(35)	(49)
Non-residential real estate	(17)	(1,407)	(1,589)	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total charge-offs	(1,375)	(2,618)	(2,446)	(35)	(49)

Recoveries:
Residential real estate:
One- to four-family	—	—	—	—	—
Multi-family	12	45	—	—	—
Mixed-use	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	12	45	—	—	—
Net charge-offs	(1,363)	(2,573)	(2,446)	(35)	(49)

Allowance at end of period	$7,397	$7,647	$6,733	$1,865	$1,489

Allowance to nonperforming loans	36.19%	35.07%	33.41%	57.92%	65.48%
Allowance to total loans outstanding at the end of the period	2.07%	2.06%	1.72%	0.51%	0.53%
Net charge-offs to average loans outstanding during the period	0.37%	0.67%	0.62%	0.01%	0.02%

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

We have an Asset/Liability Committee, comprised of our chief executive officer, chief financial officer, executive vice president, chief retail banking officer, and treasurer, whose function is to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Net Portfolio Value Analysis. We use a net portfolio value analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in the net portfolio value of the Bank at December 31, 2011 that would occur in the event of an immediate change in interest rates based on certain assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$97,472	$(720)	(1)%	20.27%	20 bp
200	97,927	(264)	—	20.24%	17 bp
100	98,234	43	—	20.19%	12 bp
50	98,226	35	—	20.13%	6 bp
0	98,191			20.07%
(50)	96,864	(1,327)	(1)	19.81%	(26) bp
(100)	95,720	(2,471)	(3)	19.59%	(47) bp

We use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan repayment activity.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $82.6 million at December 31, 2011 and consist primarily of deposits at other financial institutions (Predominantly the Federal Home Loan Bank of New York) and miscellaneous cash items. Securities classified as available-for-sale provide an additional source of liquidity. Total securities classified as available-for-sale were $149,000 at December 31, 2011 and $162,000 at December 31, 2010.

At December 31, 2011, we had $28.5 million in loan commitments outstanding. At December 31, 2011, this consisted of $17.9 million in unused commercial and industrial loan lines of credit, $6.5 million of real estate loan origination commitments, $3.8 million in unused real estate equity lines of credit, $153,000 in unused consumer lines of credit, and $121,000 in construction loans in process. Certificates of deposit due within one year of December 31, 2011 totaled $97.1 million. This represented 68.1% of certificates of deposit at December 31, 2011. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts. At December 31, 2011, we had the ability to borrow $69.5 million, net of $20.0 million in outstanding advances, from the Federal Home Loan Bank of New York. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan and commercial loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s liquidity may depend, in part, upon its receipt of dividends from the Bank because the Company has no source of income other than earnings from the investment of the net proceeds from its initial public offering. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve but with prior notice to the Federal Reserve and the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2011, the Company had liquid assets of $14.9 million.

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Investing activities:
Loans disbursed or closed	$(52,276)	$(8,188)	$(40,326)
Purchase of loan participations	—	—	(5,198)
Loan principal repayments	62,527	25,979	17,583
Sale of loans	—	—	—
Proceeds from maturities and principal repayments of securities	4,699	14,526	392
Purchases of securities	(984)	(22,568)	(10,151)
Purchase of bank owned life insurance	—	(5,000)	(1,200)
Proceeds from sale of premises and equipment	—	2,797	—
Purchases of premises and equipment	(2,828)	(209)	(4,552)

Financing activities:
Increase (decrease) in deposits	26,806	(52,688)	118,088
Proceeds from FHLB-NY advances	10,000	—	10,000
Repayment of FHLB-NY advances	(15,000)	(10,000)	(15,000)

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Reserve, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2011 and 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information concerning Northeast Community Bancorp’s directors, the information contained under the section captioned “Item 1—Election of Directors” in Northeast Community Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Amended and Restated Charter of Northeast Community Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Northeast Community Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Northeast Community Bancorp, Inc. (1)
10.1	Northeast Community Bank Employee Severance Compensation Plan (1)
10.2	Northeast Community Bank Supplemental Executive Retirement Plan and Participation Agreement with Salvatore Randazzo (1)*
10.3	Northeast Community Bancorp, Inc. Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.4	Northeast Community Bank Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.5	Northeast Community Bank Directors’ Retirement Plan (1)*
10.6	Northeast Community Bank Directors’ Deferred Compensation Plan (1)*
10.7	Northeast Community Bank Executive Incentive Deferral Plan (3)*
10.8	Northeast Community Bank Supplemental Executive Retirement Plan, as amended, and Participation Agreement with Kenneth A. Martinek (4)*
21.0	List of Subsidiaries
23.0	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.0**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 12, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2007.
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(4)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Date: March 30, 2012	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Martinek	President, Chief Executive Officer	March 30, 2012
Kenneth A. Martinek	and Director
(principal executive officer)

/s/ Salvatore Randazzo	Executive Vice President, Chief	March 30, 2012
Salvatore Randazzo	Operating Officer and Chief
Financial Officer and Director
(principal accounting and
financial officer)

/s/ Diane B. Cavanaugh	Director	March 30, 2012
Diane B. Cavanaugh

/s/ Arthur M. Levine	Director	March 30, 2012
Arthur M. Levine

/s/ Charles A. Martinek	Director	March 30, 2012
Charles A. Martinek

/s/ John F. McKenzie	Director	March 30, 2012
John F. McKenzie

/s/ Linda M. Swan	Director	March 30, 2012
Linda M. Swan

/s/ Harry (Jeff) A.S. Read	Director	March 30, 2012
Harry (Jeff) A.S. Read

/s/ Kenneth H. Thomas	Director	March 30, 2012
Kenneth H. Thomas

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

We have audited the accompanying consolidated statements of financial condition of Northeast Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Community Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Clark, New Jersey
March 30, 2012

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2011	2010
	(In thousands, except share and per share data)

Assets

Cash and amounts due from depository institutions	$2,517	$2,494
Interest-bearing deposits	80,066	41,959
Cash and cash equivalents	82,583	44,453
Certificates of deposit	2,640	2,988
Securities available-for-sale	149	162
Securities held-to-maturity (fair value of $16,662 and $20,342, respectively)	16,099	19,858
Loans receivable, net of allowance for loan losses of $7,397 and $7,647 respectively	350,894	364,798
Premises and equipment, net	8,907	6,784
Federal Home Loan Bank of NY stock, at cost	1,633	1,884
Bank owned life insurance	16,736	16,145
Accrued interest receivable	1,499	1,704
Goodwill	1,310	1,310
Intangible assets	466	527
Real estate owned	620	933
Other assets	5,753	4,462
Total Assets	$489,289	$466,008

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Non-interest-bearing	$15,046	$9,839
Interest-bearing	338,590	316,991
Total deposits	353,636	326,830
Advance payments by borrowers for taxes and insurance	3,353	3,384
Federal Home Loan Bank of NY advances	20,000	25,000
Accounts payable and accrued expenses	5,235	2,487
Note payable	—	168
Total Liabilities	382,224	357,869

Stockholders’ Equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,644,752 shares at December 31, 2011 and 13,114,800 at December 31, 2010	132	132
Additional paid-in capital	57,292	57,391
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,629)	(3,888)
Retained earnings	57,076	55,335
Treasury stock – at cost, 580,248 shares and 110,200 shares, respectively	(3,712)	(664)
Accumulated other comprehensive loss	(94)	(167)
Total Stockholders’ Equity	107,065	108,139
Total Liabilities and Stockholders’ Equity	$489,289	$466,008

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2011	2010
	(In thousands, except per share data)

Interest Income:
Loans	$21,423	$23,577
Interest-earning deposits	41	109
Securities – taxable	687	956

Total Interest Income	22,151	24,642

Interest Expense:
Deposits	4,547	7,391
Borrowings	630	1,044

Total Interest Expense	5,177	8,435

Net Interest Income	16,974	16,207

Provision for Loan Losses	1,113	3,487

Net Interest Income after Provision for Loan Losses	15,861	12,720

Non-Interest Income:
Other loan fees and service charges	390	313
Gain on disposition of premises, equipment and deposits	10	1,924
Earnings on bank owned life insurance	591	623
Investment advisory fees	894	769
Other	7	13

Total Non-Interest Income	1,892	3,642

Non-Interest Expenses:
Salaries and employee benefits	7,204	7,028
Net occupancy expense	1,156	1,226
Equipment	625	541
Outside data processing	799	850
Advertising	178	64
Real estate owned expenses	182	307
FDIC insurance premiums	404	514
Other	3,653	3,060

Total Non-Interest Expenses	14,201	13,590

Income Before Provision for Income Taxes	3,552	2,772

Provision for Income Taxes	1,197	904

Net Income	$2,355	$1,868

Net Income per Common Share – Basic	$0.19	$0.15
Weighted Average Number of Common Shares Outstanding – Basic	12,458	12,709

Dividends Declared per Common Share	$0.12	$0.12

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011 and 2010

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity	Comprehensive Income

Balance - January 1, 2010	$132	$57,496	$(4,147)	$54,121	$—	$(154)	$107,448

Comprehensive income:
Net income	—	—	—	1,868	—	—	1,868	$1,868
Unrealized loss on securities available for sale, net of taxes of $(1)	—	—	—	—	—	2	2	2
Pension liability – DRP, net of taxes of $(10)	—	—	—	—	—	(15)	(15)	(15)
Purchase of 110,200 shares of treasury stock	—	—	—	—	(664)	—	(664)
Cash dividends declared ($0.12 per share)	—	—	—	(654)	—	—	(654)
ESOP shares earned	—	(105)	259	—	—	—	154
Total Comprehensive Income								$1,855
Balance - December 31, 2010	132	57,391	(3,888)	55,335	(664)	(167)	108,139

Comprehensive income:
Net income	—	—	—	2,355	—	—	2,355	2,355
Unrealized loss on securities available for sale, net of taxes of $(-)	—	—	—	—	—	(1)	(1)	(1)
Pension liability – DRP, net of taxes of $(50)	—	—	—	—	—	74	74	74
Purchase of 470,048 shares of treasury stock	—	—	—	—	(3,048)	—	(3,048)
Cash dividends declared ($0.12 per share)	—	—	—	(614)	—	—	(614)
ESOP shares earned	—	(99)	259	—	—	—	160
Total Comprehensive Income								$2,428
Balance - December 31, 2011	$132	$57,292	$(3,629)	$57,076	$(3,712)	$(94)	$107,065

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$2,355	$1,868
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts	61	46
Provision for loan losses	1,113	3,487
Depreciation	651	772
Net amortization of deferred loan fees and costs	141	158
Amortization of intangible assets	61	61
Accretion of discount on note payable	7	15
Deferred income tax (benefit) expense	(2,950)	189
Retirement plan expense	676	609
Loss on sale of real estate owned	140	103
Earnings on bank owned life insurance	(591)	(623)
Gain on disposition of premises, equipment and deposits	(10)	(1,924)
ESOP compensation expense	160	154
Change in accrued interest receivable	205	220
Change in other assets	1,609	1,437
Change in accounts payable and accrued expenses	2,021	24
Net Cash Provided by Operating Activities	5,649	6,596

Cash Flows from Investing Activities:
Net decrease in loans	12,650	16,775
Purchase of securities held-to-maturity	(984)	(22,568)
Principal repayments on securities available-for-sale	12	17
Principal repayments on securities held-to-maturity	4,682	14,509
Purchases of certificates of deposit	—	(2,988)
Proceeds from maturities of certificates of deposit	348	8,715
Proceeds from sale of real estate owned	150	648
Proceeds from sale of premises and equipment	87	2,797
Net redemption of FHLB of NY stock	251	393
Purchases of premises and equipment	(2,828)	(209)
Purchase of bank owned life insurance	—	(5,000)
Net Cash Provided by Investing Activities	14,368	13,089

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	26,806	(52,688)
Proceeds from FHLB of NY advances	10,000	—
Repayment of FHLB of NY advances	(15,000)	(10,000)
Repayment of note payable	—	(175)
Purchase of treasury stock	(3,048)	(664)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(31)	231
Cash dividends paid to minority shareholders	(614)	(654)
Net Cash Provided by (Used in) Financing Activities	18,113	(63,950)

Net Increase (Decrease) in Cash and Cash Equivalents	38,130	(44,265)

Cash and Cash Equivalents - Beginning	44,453	88,718
Cash and Cash Equivalents - Ending	$82,583	$44,453

See notes to consolidated financial statements.

F-5

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2011	2010
	(In Thousands)
Supplementary Cash Flows Information:

Income taxes paid	$1,135	$—

Interest paid	$5,177	$8,442

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Real estate owned received in settlement of loans	$—	$1,048

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies

The following is a description of the Company’s business and significant accounting and reporting policies:

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

The Bank is principally engaged in the business of attracting deposits and investing those funds into mortgage and commercial loans. When demand for loans is low, the Bank invests in debt securities. Currently the Bank conducts banking operations from its headquarters in White Plains, New York, its four full service branches in New York City, New York, its two full service branches in Danvers and Plymouth, Massachusetts and its loan production office in Danvers, Massachusetts, gathering deposits and lending from Pittsburgh, Pennsylvania to southern New Hampshire.

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

The consolidated financial statements include the accounts of the Company, the Bank, and NECP and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010, have been included.

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

On December 27, 2011, the Bank submitted an application to the New York Department of Financial Services to convert its charter from a federally-chartered savings bank to a New York State chartered savings bank. The MHC and the Company will retain their federal charters following the Bank’s charter conversion.

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Nature of Business (Continued)

Subject to receiving the necessary regulatory approvals, the charter conversion is expected to be completed in the second quarter of 2012.

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

Securities

The Company is required to classify its securities among three categories: held to maturity, trading, and available for sale. Management determines the appropriate classification at the time of purchase. Held to maturity securities are those debt securities which management has the intent and the Bank has the ability to hold to maturity and are reported at amortized cost (unless there is other than temporary impairment). Trading securities are those debt and equity securities which are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available for sale securities are those debt and equity securities which are neither held to maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. The Company did not have trading securities in its portfolio during 2011 or 2010.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are temporary or other-than-temporary. Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (loss) (“OCI”) with offsetting adjustments to the carrying value of the security and the balance of related deferred taxes. Temporary impairments on held to maturity securities are not recorded in the consolidated financial statements; however, information concerning the amount and duration of unrealized losses on held to maturity securities is disclosed.

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

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Loans

Loans are stated at unpaid principal balances plus net deferred loan origination fees and costs less an allowance for loan losses. Interest on loans receivable is recorded on the accrual basis. An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured and in the process of collection. When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income. Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal is no longer in doubt. Interest on loans that have been restructured is accrued according to the renegotiated terms. Net loan origination fees and costs are deferred and amortized into income over the contractual lives of the related loans by use of the level yield method. Past due status of loans is based upon the contractual due date.

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

The allowance calculation for each pool of loans is also based on the loss factors that reflect the Bank’s historical charge-off experience adjusted for current economic conditions applied to loan groups with similar characteristics or classifications in the current portfolio. To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. The Bank’s President is ultimately responsible for the timely and accurate risk rating of the loan portfolio.

Loans whose terms are modified are classified as troubled debt restructurings if the Bank grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date at a below market rate. Adversely classified, non-accrual troubled debt restructurings may be reclassified if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of December 31, 2011.

Concentration of Risk

The Bank’s lending activity is concentrated in loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States. The Bank also had deposits in excess of the FDIC insurance limit at other financial institutions. At December 31, 2011, such deposits totaled $80.1 million held by the Federal Home Loan Bank of New York. Generally, deposits in excess of $250,000 are not insured by the FDIC.

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

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Bank Owned Life Insurance (“BOLI”)

The Bank owns life insurance on the lives of certain of its officers. The cash surrender value is recorded as an asset and the change in cash surrender value is included in non-interest income and is tax-exempt. The BOLI is invested in a General Account Portfolio and a Yield Portfolio account and is managed by an independent investment firm. The BOLI can be liquidated, if necessary, with tax consequences. However, the Bank intends to hold these policies and, accordingly, the Bank has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. The stock carried at cost.

Intangible Assets

Intangible assets at December 31, 2011 and 2010, totaled $466,000 and $527,000, respectively, and consist of the value of customer relationships acquired in a business combination completed by the Company in November 2007. The Company is amortizing these assets, using the straight-line method, over 11.7 years. Amortization expense is included in other non-interest expenses. The Company evaluates the remaining useful life of intangible assets on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company reviews intangible assets subject to amortization for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. If intangible assets are found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and fair value. The fair value is estimated based upon the present value of discounted future cash flows or other reasonable estimates of fair value. No impairment charges were recorded in 2011 or 2010.

Goodwill

Goodwill at December 31, 2011 and 2010, totaled $1.3 million and consists of goodwill acquired in the business combination completed by the Company in November 2007. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. No impairment charges were recorded in 2011 or 2010.

Northeast Community Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Real Estate Owned

Real estate owned is carried at the lower of cost or fair value of the related property, as determined by current appraisals less estimated costs to sell. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses. Costs of holding such properties are charged to expense in the current period. Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2011 and 2010, and has not recognized any liabilities for tax uncertainties as of December 31, 2011 and 2010. The Company’s policy is to recognize income tax related interest and penalties in income tax expense; such amounts were not significant during the years ended December 31, 2011 and 2010. The tax years subject to examination by federal, state, and city taxing authorities are 2008 through 2011.

Advertising Costs

Advertising costs are expensed as incurred.

Other Comprehensive Income (Loss)

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

Other Comprehensive Income (Loss) (Continued)

Gains and losses on the sale of securities, if any, are reclassified to non-interest income upon the sale of the related securities or upon the recognition of a security impairment loss. A portion of the prior service cost and actuarial losses of the DRP is recorded in expense annually.

At December 31, 2011, accumulated other comprehensive loss totaled $94,000 and included $4,000 of unrealized gains on available for sale securities less $2,000 of related deferred income taxes and $180,000 in prior service cost and actuarial losses of the DRP less $83,000 of related deferred income taxes. At December 31, 2010, accumulated other comprehensive loss totaled $167,000 and included $5,000 of unrealized gains on available for sale securities net of $2,000 of related deferred income taxes and $303,000 in prior service cost and actuarial losses of the DRP net of $133,000 of related deferred income taxes.

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

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters

On July 5, 2006, the Bank reorganized from a mutual savings bank to a mutual holding company structure. In the reorganization, the Company sold 5,951,250 shares of its common stock to the public and issued 7,273,750 shares of its common stock to Northeast Community Bancorp, MHC (“MHC”). The net proceeds received from the common stock offering were $57.6 million. Costs incurred in connection with the common stock offering were recorded as a reduction of gross proceeds from the offering and totaled approximately $1.9 million. The

Northeast Community Bancorp, Inc.

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

Company also provided a term loan to the Bank’s Employee Stock Ownership Plan to enable it to purchase 518,420 shares of Company common stock at $10.00 per share as part of the reorganization.

The MHC, which owned 57.5% of the Company’s common stock as of December 31, 2011, must hold at least 50.1% of the Company’s stock so long as the MHC exists.

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

The Office of the Comptroller of the Currency (“OCC”) regulations impose limitations upon all capital distributions, including cash dividends, by savings institutions such as the Bank. Under these regulations, an application to and a prior approval of the OCC are required before any capital distribution if (1) the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations; (2) total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years; (3) the institution would be undercapitalized following the distribution; or (4) the distribution would otherwise be contrary to statute, regulation or agreement with the OCC. If an application is not required, the Bank would still be required to provide the OCC with prior notification. The Company’s ability to pay dividends, should any be declared, may depend on the ability of the Bank to pay dividends to the Company.

Office of Thrift Supervision regulations required Northeast Community Bancorp, MHC to notify the Office of Thrift Supervision if it proposed to waive receipt of dividends from Northeast Community Bancorp. The Office of Thrift Supervision reviewed dividend waiver notices on a case-by-case basis, and, in general, did not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Northeast Community Bancorp, MHC has waived receipt of all dividends from Northeast Community Bancorp in prior years and in 2011.

The Federal Reserve Board, as successor regulatory agency to the Office of Thrift Supervision for the MHC, has adopted an interim final rule which requires the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends. For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the timing of changes to the interim final rule, if any, the form of the final dividend waiver regulations or the effect of such regulations on the MHC’s ability to waive dividends.

Northeast Community Bancorp, Inc.

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

Dividends declared by the Company in 2011 and 2010 and waived by the MHC totaled approximately $873,000 and $873,000, respectively. As of December 31, 2011, total dividends waived by the MHC aggregated $3,928,000.

The Bank is required to maintain certain levels of capital in accordance with the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) and OCC regulations. Under these capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Under the OCC regulations, the Bank must have: (1) tangible capital equal to 1.5% of tangible assets, (2) core capital equal 3% of tangible assets, and (3) total (risk-based) capital equal to 8% of risk-weighted assets. Tangible capital consists generally of stockholders’ equity less most intangible assets. Core capital consists of tangible capital plus certain intangible assets such as qualifying purchased mortgage-servicing rights. Risk-based capital consists of core capital plus the general allowance for loan losses.

Under the prompt corrective action rule issued by the federal banking authorities, an institution must have a leverage ratio of 4% or greater, a tier 1 capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater in order to be considered adequately capitalized. The Bank was in compliance with these requirements at December 31, 2011.

Northeast Community Bancorp, Inc.

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

The following tables present a reconciliation of capital per U.S. GAAP and regulatory capital and information about the Bank’s capital levels at the dates presented:

	December 31,
	2011	2010
	(In Thousands)
GAAP capital	$88,107	$85,602
Less: Goodwill and intangible assets	(1,776)	(1,837)
Directors retirement plan AOCI	96	170
Unrealized gain on securities available for sale	(2)	(3)
Disallowed deferred tax assets	(1,957)	(2,290)

Core and Tangible Capital	84,468	81,642

Add: Allowable general valuation allowances	3,513	3,570

Total Capital	$87,981	$85,212

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount			Ratio
	(Dollars in Thousands)

As of December 31, 2011:
Total capital (to risk-weighted assets)	$87,981	31.30%	$	≥22,486	≥8.00%	$	≥	28,107	≥	10.00%
Tier 1 capital (to risk-weighted assets)	84,468	30.05		≥11,243	≥4.00		≥	16,864	≥	6.00
Core (Tier 1) capital (to adjusted total assets	84,468	18.02		≥18,749	≥4.00		≥	23,436	≥	5.00
Tangible capital (to adjusted total assets)	84,468	18.02		≥ 7,031	≥1.50		≥	—	≥	—

As of December 31, 2010:
Total capital (to risk-weighted assets)	$85,212	29.84%	$	≥22,848	≥8.00%	$	≥	28,559	≥	10.00%
Tier 1 capital (to risk-weighted assets)	81,642	28.59		≥11,424	≥4.00		≥	17,136	≥	6.00
Core (Tier 1) capital (to adjusted total assets	81,642	18.41		≥17,742	≥4.00		≥	22,177	≥	5.00
Tangible capital (to adjusted total assets)	81,642	18.41		≥ 6,653	≥1.50		≥	—	≥	—

Based on the most recent notification by the OCC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Northeast Community Bancorp, Inc.

Note 3 - Acquisition

On November 16, 2007, the Company acquired the operating assets of Hayden Financial Group LLC (“Hayden”), an investment advisory firm located in Connecticut, at a cost of $2,020,000, including $95,000 of expenses directly related to the transaction. The acquisition of these business assets has enabled the Bank to expand the services it provides to include investment advisory and financial planning services to the then-existing Hayden customer base as well as future customers. In connection with this transaction, the Company recorded intangible assets related to customer relationships of $710,000, goodwill of $1,310,000 and a note payable with a present value of $625,000. The acquired business is being operated as a division of the Bank and, during 2011 and 2010, generated total revenues of approximately $894,000 and $769,000, respectively.

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

	December 31,
	2011	2010
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,512	$1,730
Construction loans in process	121	271
Commitments to fund unused lines of credit:
Commercial lines	21,725	17,357
Consumer lines	153	154

	$28,511	$19,512

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

Northeast Community Bancorp, Inc.

Note 5 - Securities Available for Sale

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$93	$2	$—	$95
Federal National Mortgage Association	52	2	—	54

	$145	$4	$—	$149

	December 31, 2010
	(In Thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$102	$4	$—	$106
Federal National Mortgage Association	55	1	—	56

	$157	$5	$—	$162

There were no sales of securities available for sale during the years ended December 31, 2011 and 2010.

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due after ten years	$145	$149	$157	$162

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Northeast Community Bancorp, Inc.

Note 6 - Securities Held to Maturity

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Government National Mortgage Association	$11,884	$414	$—	$12,298
Federal Home Loan Mortgage Corporation	299	8	—	307
Federal National Mortgage Association	275	7	—	282
Collateralized mortgage obligations - GSE	3,640	134	—	3,774
Other	1	—	—	1

	$16,099	$563	$—	$16,662

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Government National Mortgage Association	$14,521	$355	$—	$14,876
Federal Home Loan Mortgage Corporation	345	11	—	356
Federal National Mortgage Association	352	9	—	361
Collateralized mortgage obligations - GSE	4,639	109	—	4,748
Other	1	—	—	1
	$19,858	$484	$—	$20,342

Northeast Community Bancorp, Inc.

Note 6 - Securities Held to Maturity (Continued)

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due after one but within five years	$3	$3	$—	$—
Due after five but within ten years	218	223	306	312
Due after ten years	15,878	16,436	19,552	20,030

	$16,099	$16,662	$19,858	$20,342

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Note 7 - Loans Receivable and the Allowance for Loan Losses

	December 31,
	2011	2010
	(In Thousands)
Residential real estate:
One-to-four family	$627	$211
Multi-family	189,253	190,042
Mixed use	51,229	55,244

	241,109	245,497
Non-residential real estate	83,602	100,925
Construction	9,065	12,913
Commercial and Industrial	23,725	12,140
Consumer	68	63

Total Loans	357,569	371,538

Allowance for loan losses	(7,397)	(7,647)
Deferred loan fees and costs	722	907

Net Loans	$350,894	$364,798

Loans serviced for the benefit of others totaled approximately $6,827,000 and $9,543,000 at December 31, 2011 and 2010, respectively.

The Company had no loans to related parties at December 31, 2011 and 2010. In addition, the Company did not originate any loans to related parties in 2011 and 2010.

Northeast Community Bancorp, Inc.

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of the allowance for loan losses:

Allowance for Loan Losses for the Year Ended December 31, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,924	$1,560	$2,083	$80	$—	$7,647
Charge-offs	1,358	17	—	—	—	1,375
Recoveries	12	—	—	—	—	12
Provision	1,203	53	(359)	216	—	1,113
Ending balance	$3,781	$1,596	$1,724	$296	$—	$7,397

Ending balance: individually evaluated for impairment	$456	$333	$1,661	$—	$—	$2,450

Ending balance: collectively evaluated for impairment	$3,325	$1,263	$63	$296	$—	$4,947

Loan receivables:
Ending balance	$241,109	$83,602	$9,065	$23,725	$68	$357,569

Ending balance: individually evaluated for impairment	$12,871	$9,764	$7,660	$—	$—	$30,295

Ending balance: collectively evaluated for impairment	$228,238	$73,838	$1,405	$23,725	$68	$327,274

Northeast Community Bancorp, Inc.

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

Allowance for Loan Losses for the Year Ended December 31, 2010 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,948	$2,495	$186	$104	$—	$6,733
Charge-offs	1,211	1,407	—	—	—	2,618
Recoveries	45	—	—	—	—	45
Provision	1,142	472	1,897	(24)	—	3,487
Ending balance	$3,924	$1,560	$2,083	$80	$—	$7,647

Ending balance: individually evaluated for impairment	$368	$82	$1,756	$—	$—	$2,206

Ending balance: collectively evaluated for impairment	$3,556	$1,478	$327	$80	$—	$5,441

Loan receivables:
Ending balance	$245,497	$100,925	$12,913	$12,140	$63	$371,538

Ending balance: individually evaluated for impairment	$7,696	$10,399	$11,575	$—	$—	$29,670

Ending balance: collectively evaluated for impairment	$237,801	$90,526	$1,338	$12,140	$63	$341,868

The following is an analysis of our impaired loans.

Impaired Loans for the Year Ended December 31, 2011 (in thousands)

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,081	$10,081	$—	$10,245	$422
Non-residential real estate	8,601	8,601	—	8,560	108
Construction	—	—	—	—	—
Subtotal	18,682	18,682	—	18,805	530

With an allowance recorded:
Residential real estate-Multi-family	2,790	2,790	456	2,717	7
Non-residential real estate	1,163	1,163	333	1,154	28
Construction	7,660	7,660	1,661	7,566	10
Subtotal	11,613	11,613	2,450	11,437	45

Total:
Residential real estate-Multi-family	12,871	12,871	456	12,962	429
Non-residential	9,764	9,764	333	9,714	136
Construction	7,660	7,660	1,661	7,566	10
Total	$30,295	$30,295	$2,450	$30,242	$575

Northeast Community Bancorp, Inc.

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

Impaired Loans for the Year Ended December 31, 2010 (in thousands)

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$6,608	$6,608	$—	$6,505	$246
Non-residential real estate	9,903	9,903	—	10,086	268
Construction	—	—	—	—	—
Subtotal	16,511	16,511	—	16,591	514

With an allowance recorded:
Residential real estate-Multi-family	1,088	1,088	368	1,147	—
Non-residential real estate	496	496	82	414	5
Construction	11,575	11,575	1,756	11,696	464
Subtotal	13,159	13,159	2,206	13,257	469

Total:
Residential real estate-Multi-family	7,696	7,696	368	7,652	246
Non-residential	10,399	10,399	82	10,500	273
Construction	11,575	11,575	1,756	11,696	464
Total	$29,670	$29,670	$2,206	$29,848	$983

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of December 31, 2011 and 2010 (in thousands)

	2011	2010

Residential real estate-Multi-family	$4,951	$2,219
Non-residential real estate	6,634	5,457
Construction loans	7,661	11,575

Total	$19,246	$19,251

During the years ended December 31, 2011 and 2010, the Bank recognized interest income of approximately $59,000 and $464,000, respectively, on the non-accrual loans. Interest income that would have been recorded had the loans been on the accrual status would have amounted to approximately $1,173,000 and $941,000 for the years ended December 31, 2011 and 2010, respectively. The Bank is not committed to lend additional funds to borrowers whose loans have been placed on the non-accrual status.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of December 31, 2011 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$627	$627	$—
Multi-family	—	—	5,422	5,422	183,831	189,253	1,192
Mixed-use	—	—	722	722	50,507	51,229	—
Non-residential real estate	—	545	6,634	7,179	76,423	83,602	—
Construction loans	—	—	7,660	7,660	1,405	9,065	—
Commercial and Industrial loans	—	—	—	—	23,725	23,725	—
Consumer	—	—	—	—	68	68	—
Total loans	$—	$545	$20,438	$20,983	$336,586	$357,569	$1,192

Age Analysis of Past Due Loans as of December 31, 2010 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$211	$211	$—
Multi-family	1,450	—	4,774	6,224	183,818	190,042	2,555
Mixed-use	—	—	—	—	55,244	55,244	—
Non-residential real estate	—	—	5,457	5,457	95,468	100,925	—
Construction loans	—	—	11,575	11,575	1,338	12,913	—
Commercial and Industrial loans	—	—	—	—	12,140	12,140	—
Consumer	2	—	—	2	61	63	—
Total loans	$1,452	$—	$21,806	$23,258	$348,280	$371,538	$2,555

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Quality Indicators as of December 31, 2011 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$230,128	$73,838	$1,405	$23,725	$68	$329,164
Special Mention	4,259	—	—	—	—	4,259
Substandard	6,722	9,764	7,660	—	—	24,146
Total	$241,109	$83,602	$9,065	$23,725	$68	$357,569

Credit Quality Indicators as of December 31, 2010 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$237,801	$90,526	$1,338	$12,140	$63	$341,868
Special Mention	2,625	4,942	—	—	—	7,567
Substandard	5,071	5,457	11,575	—	—	22,103
Total	$245,497	$100,925	$12,913	$12,140	$63	$371,538

The following table shows the breakdown of loans modified during the year ended December 31, 2011:

Twelve Months Ended December 31,
2011
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Residential real estate:
Multi-family	2	$2,279	$1,935

Both loans had an interest rate of 6.5% with an amortization of 25 years that was modified to a rate of 5% and an amortization of 30 years.

As of December 31, 2011, none of the loans that were modified during the previous twelve months had defaulted in the preceding twelve month period ended December 31, 2011.

As a result of the adopting the amendments in Accounting Standards Update No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (Continued)

restructurings. The Company identified no loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology that are now considered troubled debt restructurings in accordance with Accounting Standards Update No. 2011-02.

Note 8 - Premises and Equipment, Net

	December 31,
	2011	2010
	(In Thousands)

Land	$1,534	$1,291
Buildings and improvements	8,888	7,954
Leasehold improvements	615	615
Furnishings and equipment	7,299	5,798

Total	18,336	15,658
Accumulated depreciation and amortization	(9,429)	(8,874)

Net	$8,907	$6,784

At December 31, 2011, construction in progress of $1.3 million relating to a new branch office in Framingham, Massachusetts is included in furnishings and equipment. The Company is committed to an additional $560,000 for this project.

Note 9 - Accrued Interest Receivable, Net

	December 31,
	2011	2010
	(In Thousands)

Loans	$3,465	$2,902
Securities	48	60
Total	3,513	2,962
Allowance for uncollected interest	(2,014)	(1,258)
Net	$1,499	$1,704

Note 10 - Goodwill and Intangible Assets

Goodwill and intangible assets at December 31 are summarized as follows (in thousands):

	2011	2010
Goodwill	$1,310	$1,310
Customer relationships intangible	466	527
Total	$1,776	$1,898

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10 – Goodwill and Intangible Assets (Continued)

The gross amount of intangible assets was $710,000 at both December 31, 2011 and 2010. Amortization expense of intangible assets was $61,000 during each of the years ended December 31, 2011 and 2010. Scheduled amortization for each of the next five years and thereafter is as follows (in thousands):

2012	$61
2013	61
2014	61
2015	61
2016	61
Thereafter	161

Note 11 - Real Estate Owned (“REO”)

The Company owned one property valued at approximately $620,000 at December 31, 2011. Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense during 2011 amounted to $182,000, including a loss of $140,000 on the sale of one property and net holding expenses of $42,000.

The Company held two properties valued at approximately $933,000 at December 31, 2010. REO expenses during 2010 amounted to $307,000, including a loss of $103,000 on the sale of three properties and net holding expenses of $204,000.

Note 12 - Deposits

	December 31,
	2011		2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$15,046	0.00%	$9,839	0.00%
NOW and money market	115,411	0.91%	83,839	0.86%
	130,457	0.80%	93,678	0.77%

Savings accounts	80,548	0.87%	55,898	0.60%

Certificates of deposit maturing in:
One year or less	97,063	1.62%	143,728	2.02%
After one to two years	26,731	1.63%	24,019	3.44%
After two to three years	4,731	2.51%	3,809	2.88%
After three to four years	5,954	2.04%	2,901	3.11%
After four years	8,152	2.38%	2,797	2.06%

	142,631	1.71%	177,254	2.25%

	$353,636	1.18%	$326,830	1.54%

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12 – Deposits (Continued)

As of December 31, 2011 and 2010, certificates of deposits over $100,000 totaled $74,332,000 and $86,802,000, respectively. At December 31, 2011, there were $19.5 million in money market deposits that are fully-insured brokered deposits as defined in the FDIC call report instructions. These money market deposits were obtained from one of our retail depositors and then transferred into the Insured Cash Sweep (“ICS”) Network in order to obtain full FDIC insurance coverage for our customer. These types of deposits are known in the ICS Network as reciprocal deposits, which the Company considers as core deposits and not brokered deposits. At December 31, 2010, the Company had no ICS reciprocal deposits.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2011	2010
	(In Thousands)
Demand deposits	$698	$1,174
Savings accounts	424	407
Certificates of deposit	3,425	5,810

	$4,547	$7,391

Note 13 – Federal Home Loan Bank of New York (“FHLB”) Advances

	December 31,
	2011		2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Advances maturing in:
One year or less	$5,000	0.59%	$10,000	2.80%
After one to two years	10,000	3.70%	—	-%
After two to three years	5,000	3.64%	10,000	3.70%
After four to five years	—	-%	5,000	3.64%

	$20,000	2.91%	$25,000	3.33%

At December 31, 2011, none of the above advances were subject to early call or redemption features.

At December 31, 2011, the advances were secured by a pledge of the Bank’s investment in the capital stock of the FHLB and a blanket assignment of the Bank’s otherwise unpledged qualifying mortgage loans.

At December 31, 2011, the Bank had the ability to borrow $69.5 million, net of $20.0 million in outstanding advances, from the Federal Home Loan Bank of New York.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14 - Note Payable

In conjunction with the Hayden acquisition on November 16, 2007, the Company incurred a four-year, zero-coupon note payable of $700,000. The note is payable in four annual installments, one on each succeeding note anniversary date, of $175,000. The note was initially recorded at $625,000, assuming a 4.60% discount rate. The note payable balance at December 31, 2011 and 2010, was $-0- and $168,000, respectively, and the note discount accreted during 2011 and 2010 totaled $7,000 and $15,000, respectively. The holder of the note elected to defer the final payment until 2012. As such, the note payable was reclassified as accounts payable of $175,000 at December 31, 2011.

Note 15 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments. Retained earnings at December 31, 2011 and 2010, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes (benefit) are summarized as follows:

	Years Ended December 31,
	2011	2010
	(In Thousands)
Current tax expense	$4,147	$715
Deferred tax expense (benefit)	(2,950)	189

Income Tax Expense	$1,197	$904

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying normal federal income tax rates to income before taxes:

	Years Ended December 31,
	2011	2010
	(Dollars In Thousands)
Federal income tax at statutory rates	$1,208	$942
State and City tax, net of federal income tax effect	220	202
Non-taxable income on bank owned life insurance	(201)	(212)
Other	(30)	(28)

Income Tax Expense	$1,197	$904

Effective Income Tax Rate	33.7%	32.6%

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15 - Income Taxes (continued)

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2011	2010
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$2,064	$2,269
Reserve for uncollected interest	441	525
Depreciation	171	143
Benefit plans	1,206	879
Accumulated other comprehensive loss - DRP	83	133
Other	43	8

Total Deferred Tax Assets	4,008	3,957

Deferred tax liability:
Unrealized gain on securities available for sale	2	2
Goodwill	146	109
Other	—	52
Gain on sale of building	—	2,834

Total Deferred Tax Liabilities	148	2,997

Net Deferred Tax Asset, Included in Other Assets	$3,860	$960

Note 16 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2011	2010
	(In Thousands)
Service contracts	$301	$283
Insurance	199	212
Audit and accounting	327	333
Directors compensation	320	305
Telephone	209	212
Office supplies and stationary	97	128
Director, officer, and employee expenses	505	247
Legal fees	559	603
Other	1,136	737
	$3,653	$3,060

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

Effective January 1, 2006, the Bank implemented the DRP. This plan is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth the funded status of the DRP and components of net pension periodic expense measured as of December 31:

	Years Ended December 31,
	2011	2010
	(Dollars In Thousands)
Benefit Obligation – beginning	$738	$659
Service cost	54	53
Interest cost	42	39
Actuarial loss (Gain)	(33)	(13)

Benefit Obligation – ending	$801	$738

Funded Status – Accrued liability included in accounts payable and accrued expenses	$801	$738
Accumulated benefit obligations	$756	$690

Discount rate	6.00%	6.00%
Salary increase rate	2.00%	2.00%

Net periodic pension expense:
Service cost	$54	$53
Interest cost	42	39
Actuarial loss recognized	5	6
Prior service cost recognized	21	21

Total net periodic pension expense included in other non-interest expenses	$122	$119
Discount rate	6.00%	6.00%
Salary increase rate	2.00%	2.00%

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2012	$60
2013	60
2014	60
2015	92
2016	92
Thereafter	496

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

During the years ended December 31, 2011 and 2010, expenses of $556,000 and $515,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Operations under Salaries and Employee Benefits. At December 31, 2011 and 2010, a liability for this plan of $1,657,000 and $1,101,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

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

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Company’s initial public stock offering, the Bank established an ESOP for all eligible employees (substantially all full-time employees). The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of Company common stock at $10.00 per share. The loan from the Company carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025. Each year, the Bank intends to make discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loan by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the ESOP loan was $4,201,000 and $4,359,000 at December 31, 2011 and 2010, respectively.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense during the years ended December 31, 2011 and 2010, totaled approximately $160,000 and $154,000, respectively. Dividends on unallocated shares, which totaled approximately $47,000 and $51,000 during 2011 and 2010, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $15,000 and $12,000 during 2011 and 2010, respectively, are charged to retained earnings.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 - Benefits Plans (Continued)

ESOP shares are summarized as follows:

	December 31,
	2011	2010
Allocated shares	129,605	103,684
Shares committed to be released	25,921	25,921
Unearned shares	362,894	388,815

Total ESOP Shares	518,420	518,420

Fair value of unearned shares	$2,036,000	$2,177,000

Note 18 - Commitments and Contingencies

Lease Commitments

Rentals under operating leases for certain branch offices and land amounted to $458,000 and $422,000 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

Year ending December 31,
2012	$334
2013	342
2014	269
2015	108
2016	16
Thereafter	1,106
$2,175

Other

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the "Court"), against the Company, NorthEast Community Bancorp MHC (the "MHC") and each of the directors of the Company and the MHC. The complaint alleges that the directors have breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a "second-step" conversion of the MHC.  As for relief, the complaint requests, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. The Company believes that the claims asserted are without merit and intends to vigorously defend the case. On December 14, 2011, the Company filed a motion to dismiss the complaint. The plaintiff has filed an opposition to the Company’s motion to dismiss and a cross motion for leave to amend the complaint in the event the court were to conclude that the initial complaint fails to state a viable claim. The Company expects there will be a ruling on the motion to dismiss in the near future.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2011:	(In Thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$95	$—	$95	$—

Federal National Mortgage Association	54	—	54	—

December 31, 2010:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$106	$—	$106	$—

Federal National Mortgage Association	56	—	56	—

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 19- Fair Value Disclosures (continued)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis at December 31, 2011 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
December 31, 2011:
Impaired loans	$9,163	$—	$—	$9,163
December 31, 2010:
Impaired loans	$10,953	$—	$—	$10,953

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2011 and 2010:

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into performing and non-performing categories. Performing loans are then segregated into adjustable and fixed rate interest terms. Fixed rate loans are segmented by type, such as construction and land development, other loans secured by real estate, commercial and industrial loans, and loans to individuals. Certain types, such as commercial and industrial loans and loans to individuals, are further segmented by maturity and type of collateral.

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 2011 and 2010, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 19 - Fair Value Disclosures (Continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$82,583	$82,583	$44,453	$44,453
Certificates of deposit	2,640	2,640	2,988	2,988
Securities available for sale	149	149	162	162
Securities held to maturity	16,099	16,662	19,858	20,342
Loans receivable	350,894	361,974	364,798	372,322
FHLB stock	1,633	1,633	1,884	1,884
Accrued interest receivable	1,499	1,499	1,704	1,704

Financial liabilities:
Deposits	353,636	356,950	326,830	330,471
FHLB advances	20,000	20,686	25,000	26,759
Note payable	—	—	168	173

Note 20 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp (Parent company only) as of December 31, 2011 and 2010 and for the years then ended.

Statements of Financial Condition

	December 31,
	2011	2010
	(In Thousands)
Assets
Cash and due from banks	$14,914	$18,319
Investment in subsidiary	88,107	85,602
ESOP loan receivable	4,201	4,359
Other assets	—	22
Total Assets	$107,222	$108,302

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$157	$163
Total Liabilities	157	163

Total Stockholders’ Equity	107,065	108,139

Total Liabilities and Stockholders’ Equity	$107,222	$108,302

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 – Parent Company Only Financial Information (Continued)

Statements of Income

	Years Ended December 31,
	2011	2010
	(In Thousands)
Interest income – interest- earning deposits	$55	$66
Interest income – ESOP loan	360	371
Operating expenses	(272)	(265)

Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	143	172

Income tax expense	60	50

Income before Equity in Undistributed Earnings of Subsidiary	83	122

Equity in undistributed earnings of subsidiary	2,272	1,746

Net Income	$2,355	$1,868

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 – Parent Company Only Financial Information (Continued)

Statements of Cash Flow

	Years Ended December 31,
	2011	2010
	(In Thousands)

Cash Flows from Operating Activities
Net income	$2,355	$1,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(2,272)	(1,746)
Decrease (increase) in other assets	22	(18)
Decrease in other liabilities	(6)	(522)

Net Cash Provided by (Used in) Operating Activities	98	(418)

Cash Flows from Investing Activities
Repayment of ESOP loan	158	145

Net Cash Provided by Investing Activities	158	145

Cash Flows from Financing Activities
Cash dividends paid	(614)	(654)
Purchase of treasury stock	(3,048)	(664)

Net Cash Used in Financing Activities	(3,661)	(1,318)

Net Decrease in Cash and Cash Equivalents	(3,405)	(1,591)

Cash and Cash Equivalents - Beginning	18,319	19,910

Cash and Cash Equivalents - Ending	$14,914	$18,319

Note 21 - Recent Accounting Pronouncements

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

ASU 2011-12: Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

