Form 10-Q
period 2012-03-31
NORTHEAST COMMUNITY BANCORP INC
filed 2012-05-15
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 10, 2012, there were 12,644,752 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2012	December 31, 2011
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$3,497	$2,517
Interest-bearing deposits	95,503	80,066
Cash and cash equivalents	99,000	82,583

Certificates of deposit	1,893	2,640
Securities available-for-sale	144	149
Securities held-to-maturity (fair value of $15,578 and $16,662, respectively)	15,044	16,099
Loans receivable, net of allowance for loan losses of $7,086 and $7,397, respectively	353,149	350,894
Premises and equipment, net	8,991	8,907
Federal Home Loan Bank of New York stock, at cost	1,408	1,633
Bank owned life insurance	16,878	16,736
Accrued interest receivable	1,600	1,499
Goodwill	1,310	1,310
Intangible assets	451	466
Real estate owned	616	620
Other assets	6,035	5,753
Total assets	$506,519	$489,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$16,102	$15,046
Interest bearing	360,292	338,590
Total deposits	376,394	353,636

Advance payments by borrowers for taxes and insurance	4,627	3,353
Federal Home Loan Bank advances	15,000	20,000
Accounts payable and accrued expenses	3,328	5,235
Total liabilities	399,349	382,224
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,644,752 shares in 2012 and 12,644,752 in 2011	132	132
Additional paid-in capital	57,267	57,292
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,564)	(3,629)
Retained earnings	57,178	57,076
Treasury stock – at cost, 580,248 shares and 580,248 shares respectively	(3,712)	(3,712)
Accumulated comprehensive loss	(131)	(94)
Total stockholders’ equity	107,170	107,065
Total liabilities and stockholders’ equity	$506,519	$489,289

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)

Interest Income:

Loans	$4,893	$5,599
Interest-earning deposits	12	7
Securities – taxable	138	185

Total Interest Income	5,043	5,791

Interest Expense:

Deposits	1,032	1,185
Borrowings	143	175

Total Interest Expense	1,175	1,360

Net Interest Income	3,868	4,431

Provision for Loan Losses	—	328

Net Interest Income after Provision for Loan Losses	3,868	4,103

Non-Interest Income:
Other loan fees and service charges	189	62
Loss on disposition of equipment	(12)	—
Earnings on bank owned life insurance	142	146
Investment advisory fees	206	210
Other	3	3

Total Non-Interest Income	528	421

Non-Interest Expenses:

Salaries and employee benefits	2,151	1,690
Occupancy expense	289	276
Equipment	146	135
Outside data processing	235	208
Advertising	57	21
Real estate owned expense	5	9
FDIC insurance premiums	93	132
Other	1,102	709

Total Non-Interest Expenses	4,078	3,180

Income before Provision for Income Taxes	318	1,344

Provision for Income Taxes	66	509

Net Income	$252	$835
Net Income per Common Share – Basic	$0.02	$0.07
Weighted Average Number of Common Shares Outstanding – Basic	12,285	12,721
Dividends Declared per Common Share	$0.03	$0.03

See Notes to Consolidated Financial Statements

2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net income	$252	$835
Other comprehensive income (loss):
Pension liability – DRP, net of taxes of $6 and $(16), respectively	(37)	47

Total comprehensive income	$215	$882

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2011 and 2010 (in thousands)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2010	$132	$57,391	$(3,888)	$55,335	$(664)	$(167)	$108,139
Net income	—	—	—	835	—	—	835
Other comprehensive income	—	—	—	—	—	47	47
Purchase of 43,398 shares of treasury stock	—	—	—	—	(261)	—	(261)
Cash dividend declared ($.03 per share)	—	—	—	(163)	—	—	(163)
ESOP shares earned	—	(25)	65	—	—	—	40
Balance - March 31, 2011	$132	$57,366	$(3,823)	$56,007	$(925)	$(120)	$108,637
Balance at December 31, 2011	$132	$57,292	$(3,629)	$57,076	$(3,712)	$(94)	$107,065
Net income	—	—	—	252	—	—	252
Other comprehensive loss	—	—	—	—	—	(37)	(37)
Cash dividend declared ($.03 per share)	—	—	—	(150)	—	—	(150)
ESOP shares earned	—	(25)	65	—	—	—	40
Balance - March 31, 2012	$132	$57,267	$(3,564)	$57,178	$(3,712)	$(131)	$107,170

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$252	$835
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of securities premiums and discounts, net	21	21
Provision for loan losses	—	328
Depreciation	163	173
Net amortization of deferred loan fees and costs	47	35
Amortization of intangible assets	15	15
Deferred income taxes	(27)	51
Accretion of discount on note payable	—	2
Retirement plan expense	68	168
Loss on disposal of equipment	12	—
Earnings on bank owned life insurance	(142)	(146)
ESOP compensation expense	40	40
Increase in accrued interest receivable	(101)	(23)
(Increase) decrease in other assets	(249)	578
Decrease in accounts payable and accrued expenses	(2,018)	(56)
Net Cash Provided by (Used in) Operating Activities	(1,919)	2,021
Cash Flows from Investing Activities:
Net (increase) decrease in loans	(2,302)	1,623
Purchase of securities held-to-maturity	—	(984)
Principal repayments on securities available-for-sale	5	3
Principal repayments on securities held-to-maturity	1,034	1,032
Redemption of Federal Home Loan Bank of New York stock	225	—
Proceeds from maturities of certificates of deposit	747	—
Purchases of premises and equipment	(255)	(78)
Net Cash Provided by (Used in) Investing Activities	(546)	1,596
Cash Flows from Financing Activities:

Net increase (decrease) in deposits	22,758	(12,768)
Proceeds from FHLB of NY advances	—	10,000
Repayment of FHLB of NY advances	(5,000)	(10,000)
Purchase of treasury stock	—	(261)
Increase in advance payments by borrowers for taxes and insurance	1,274	860
Cash dividends paid to minority shareholders	(150)	(163)

Net Cash Provided by (Used in) Financing Activities	18,882	(12,332)

Net Increase (Decrease) in Cash and Cash Equivalents	16,417	(8,715)

Cash and Cash Equivalents - Beginning	82,583	44,453

Cash and Cash Equivalents - Ending	$99,000	$35,738

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid (refunded)	$2,375	$(304)
Interest paid	$1,175	$1,360

See Notes to Consolidated Financial Statements

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

NECP, a New York limited liability company, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. As of March 31, 2012, NECP had title to a foreclosed multifamily property that the Bank accepted a deed-in-lieu of foreclosure and transferred to NECP on November 19, 2008.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2011 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after March 31, 2012 and through the date these consolidated financial statements were issued.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

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

The general component covers pools of loans by loan class including loans not considered impaired, as well as smaller balance homogeneous loans, such as one- to four-family residential real estate and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates and expected loss given default derived from the Company’s internal risk rating process for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Changes in policies and procedures in underwriting standards and collections.
2.	Changes in economic conditions.
3.	Changes in nature and volume of lending.
4.	Experience of origination team.
5.	Changes in past due loan volume and severity of classified assets.
6.	Quality of loan review system.
7.	Collateral values in general throughout lending territory.
8.	Concentrations of credit.
9.	Competitive, legal and regulatory issues.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses (Continued)

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

In addition, federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of March 31, 2012.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and, during the three-month periods ended March 31, 2012 and 2011, had no potentially dilutive common stock equivalents. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2011 and March 31, 2012, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan. As of December 31, 2011, the Company had allocated 129,605 shares to participants, and an additional 25,921 shares had been committed to be released. As of March 31, 2012, the Company had allocated 155,526 shares to participants, and an additional 6,480 shares had been committed to be released. The Company recognized compensation expense of $40,000 and $40,000 during the three-month periods ended March 31, 2012 and 2011, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – Outside Director Retirement Plan (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Service cost	$11	$13
Interest cost	15	10
Amortization of prior service cost	5	5
Amortization of actuarial loss	—	1
Total	$31	$29

This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The amortization of prior service cost and actuarial loss in the three-month periods ended March 31, 2012 and 2011 is also reflected in other comprehensive income during those periods.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$89	$2	$—	$91
Federal National Mortgage Association	51	2	—	53
Total	$140	$4	$—	$144

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$11,188	$388	$—	$11,576
Federal Home Loan Mortgage Corporation	292	7	—	299
Federal National Mortgage Association	263	9	—	272
Collateralized mortgage obligations-GSE	3,300	130	—	3,430
Other	1	—	—	1
Total	$15,044	$534	$—	$15,578

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$93	$2	$—	$95
Federal National Mortgage Association	52	2	—	54
Total	$145	$4	$—	$149

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$11,884	$414	$—	$12,298
Federal Home Loan Mortgage Corporation	299	8	—	307
Federal National Mortgage Association	275	7	—	282
Collateralized mortgage obligations-GSE	3,640	134	—	3,774
Other	1	—	—	1
Total	$16,099	$563	$—	$16,662

NOTE 5 – INVESTMENTS (Continued)

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	March 31, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Due after ten years	$140	$144

	$140	$144

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	March 31, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Due after one but within five years	$12	$12
Due after five but within ten years	218	226
Due after ten years	14,814	15,340

	$15,044	$15,578

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

NOTE 6 – Fair Value DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2012:	(In Thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$91	$—	$91	$—
Federal National Mortgage Association	53	—	53	—
Nonrecurring:
Impaired loans	9,176	—	—	9,176

December 31, 2011:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$95	$—	$95	$—
Federal National Mortgage Association	54	—	54	—
Nonrecurring:
Impaired loans	9,163	—	—	9,163

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Unobservable
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Input	Range
March 31, 2012:
Impaired loans	$ 9,176	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to 63.0% 2% to 8.0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

NOTE 6 – Fair Value DISCLOSURES (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

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

NOTE 6 – Fair Value DISCLOSURES (Continued)

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At March 31, 2012 and December 31, 2011, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized below:

			Fair Value at March 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$99,000	$99,000	99,000	—	—
Certificates of deposit	1,893	1,893	1,893	—	—
Securities available for sale	144	144	—	144	—
Securities held to maturity	15,044	15,578	—	15,578	—
Loans receivable	353,149	373,606	—	—	373,606
FHLB stock	1,408	1,408	1,408	—	—
Accrued interest receivable	1,600	1,600	1,600	—	—
Financial Liabilities
Deposits, including accrued interest	376,394	377,948	237,273	140,675	—
FHLB advances	15,000	15,597	—	15,597	—

	December 31, 2011
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate
Financial assets:
Cash and cash equivalents	$82,583	$82,583
Certificates of deposit	2,640	2,640
Securities available for sale	149	149
Securities held to maturity	16,099	16,662
Loans receivable	350,894	361,974
FHLB stock	1,633	1,633
Accrued interest receivable	1,499	1,499
Financial liabilities:
Deposits, including accrued interest	353,636	356,950
FHLB advances	20,000	20,686

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2012	December 31, 2011
	(In Thousands)
Residential real estate:
One-to-four family	$2,298	$627
Multi-family	187,774	189,253
Mixed use	50,316	51,229

Total residential real estate	240,388	241,109

Non-residential real estate	89,862	83,602
Construction	7,674	9,065
Commercial and Industrial	21,554	23,725
Consumer	62	68

Total Loans	359,540	357,569

Allowance for loan losses	(7,086)	(7,397)
Deferred loan fees and costs	695	722

Net Loans	$353,149	$350,894

The following is an analysis of the allowance for loan losses:

At and for the Three Months Ended March 31, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,781	$1,596	$1,724	$296	$—	$7,397
Charge-offs	(305)	—	(11)	—	—	(316)
Recoveries	5	—	—	—	—	5
Provision	(201)	259	(53)	(5)	—	—
Ending balance	$3,280	$1,855	$1,660	$291	$—	$7,086
Ending balance: individually evaluated for impairment	$490	$603	$1,660	$—	$—	$2,753

Ending balance: collectively evaluated for impairment	$2,790	$1,252	$—	$291	$—	$4,333

Loans receivable:
Ending balance	$240,388	$89,862	$7,674	$21,554	$62	$359,540
Ending balance: individually evaluated for impairment	$11,156	$9,856	$7,674	$—	$—	$28,686

Ending balance: collectively evaluated for impairment	$229,232	$80,006	$—	$21,554	$62	$330,854

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Three Months Ended March 31, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,924	$1,560	$2,083	$80	$—	$7,647
Charge-offs	(67)	—	—	—	—	(67)
Recoveries	—	—	—	—	—	—
Provision	448	(139)	49	(30)	—	328
Ending balance	$4,305	$1,421	$2,132	$50	$—	$7,908
Ending balance: individually evaluated for impairment	$628	$—	$1,839	$—	$—	$2,467

Ending balance: collectively evaluated for impairment	$3,677	$1,421	$293	$50	$—	$5,441

Loans receivable:
Ending balance	$246,848	$97,151	$13,031	$12,746	$70	$369,846
Ending balance: individually evaluated for impairment	$8,081	$8,533	$10,284	$—	$—	$26,898

Ending balance: collectively evaluated for impairment	$238,767	$88,618	$2,747	$12,746	$70	$342,948

At and for the Year Ended December 31, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,924	$1,560	$2,083	$80	$—	$7,647
Charge-offs	(1,358)	(17)	—	—	—	(1,375)
Recoveries	12	—	—	—	—	12
Provision	1,203	53	(359)	216	—	1,113
Ending balance	$3,781	$1,596	$1,724	$296	$—	$7,397
Ending balance: individually evaluated for impairment	$456	$333	$1,661	$—	$—	$2,450

Ending balance: collectively evaluated for impairment	$3,325	$1,263	$63	$296	$—	$4,947

Loans receivable:
Ending balance	$241,109	$83,602	$9,065	$23,725	$68	$357,569
Ending balance: individually evaluated for impairment	$12,871	$9,764	$7,660	$—	$—	$30,295

Ending balance: collectively evaluated for impairment	$228,238	$73,838	$1,405	$23,725	$68	$327,274

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is an analysis of the Company’s impaired loans.

Impaired Loans as of or for the 3 months ended March 31, 2012 (in thousands)

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,145	$10,145	$—	$10,286	$65
Non-residential real estate	6,613	6,613	—	6,561	9
Construction	—	—	—	—	—
Subtotal	16,758	16,758	—	16,847	74
With an allowance recorded:
Residential real estate-Multi-family	1,011	1,011	490	988	—
Non-residential real estate	3,244	3,244	603	3,201	7
Construction	7,674	7,674	1,660	7,628	—
Subtotal	11,929	11,929	2,753	11,817	7
Total:
Residential real estate-Multi-family	11,156	11,156	490	11,274	65
Non-residential real estate	9,856	9,856	603	9,762	16
Construction	7,674	7,674	1,660	7,628	—
Total	$28,686	$28,686	$2,753	$28,664	$81

Impaired Loans as of or for the 3 months ended March 31, 2011 (in thousands)

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$5,909	$5,909	$—	$5,866	$40
Non-residential real estate	8,533	8,533	—	8,526	28
Construction	—	—	—	—	—
Subtotal	14,442	14,442	—	14,392	68
With an allowance recorded:
Residential real estate-Multi-family	2,172	2,172	628	2,112	—
Non-residential real estate	—	—	—	—	—
Construction	10,284	10,284	1,839	10,227	—
Subtotal	12,456	12,456	2,467	12,339	—
Total:
Residential real estate-Multi-family	8,081	8,081	628	7,978	40
Non-residential real estate	8,533	8,533	—	8,526	28
Construction	10,284	10,284	1,839	10,227
Total	$26,898	$26,898	$2,467	$26,731	$68

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans as of and for the Year Ended December 31, 2011 (in thousands)

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,081	$10,081	$—	$10,245	$422
Non-residential real estate	8,601	8,601	—	8,560	108
Construction	—	—	—	—	—
Subtotal	18,682	18,682	—	18,805	530
With an allowance recorded:
Residential real estate-Multi-family	2,790	2,790	456	2,717	7
Non-residential real estate	1,163	1,163	333	1,154	28
Construction	7,660	7,660	1,661	7,566	10
Subtotal	11,613	11,613	2,450	11,437	469
Total:
Residential real estate-Multi-family	12,871	12,871	456	12,962	429
Non-residential real estate	9,764	9,764	333	9,714	136
Construction	7,660	7,660	1,661	7,566	10
Total	$30,295	$30,295	$2,450	$30,242	$575

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2012 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$2,298	$2,298	$—
Multi-family	—	2,272	3,646	5,918	181,856	187,774	—
Mixed-use	—	—	729	729	49,587	50,316	—
Non-residential real estate	2,040	186	7,247	9,473	80,389	89,862	—
Construction loans	—		7,674	7,674	—	7,674	—
Commercial and industrial loans	—	—	—	—	21,554	21,554	—
Consumer	—	—	—	—	62	62	—
Total loans	$2,040	$2,458	$19,296	$23,794	$335,746	$359,540	$—

Age Analysis of Past Due Loans as of December 31, 2011 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$627	$627	$—
Multi-family	—	—	5,422	5,422	183,831	189,253	1,192
Mixed-use	—	—	722	722	50,507	51,229	—
Non-residential real estate	—	545	6,634	7,179	76,423	83,602	—
Construction loans	—	—	7,660	7,660	1,405	9,065	—
Commercial and industrial loans	—	—	—	—	23,725	23,725	—
Consumer	—	—	—	—	68	68	—
Total loans	$—	$545	$20,438	$20,983	$336,586	$357,569	$1,192

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Quality Indicators as of March 31, 2012 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$230,001	$80,006	$—	$21,554	$62	$331,623
Special Mention	5,274	1,119	—	—	—	6,393
Substandard	5,113	8,737	7,674	—	—	21,524
Total	$240,388	$89,862	$7,674	$21,554	$62	$359,540

Credit Quality Indicators as of December 31, 2011 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$230,128	$73,838	$1,405	$23,725	$68	$329,164
Special Mention	4,259	—	—	—	—	4,259
Substandard	6,722	9,764	7,660	—	—	24,146
Total	$241,109	$83,602	$9,065	$23,725	$68	$357,569

NOTE 7 - LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of March 31, 2012 and December 31, 2011 (in thousands)

	2012	2011

Residential real estate-Multi-family	$4,375	$4,951
Non-residential real estate	7,247	6,634
Construction loans	7,674	7,661
Total	$19,296	$19,246

The following table shows the breakdown of loans modified at the dates indicated:

Three Months Ended March 31,
2012
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Residential real estate:
Multi-family	2	$1,900	$1,900

Twelve Months Ended December 31,
2011
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Residential real estate:
Multi-family	2	$2,279	$1,935

Both loans had an interest rate of 5% with an amortization of 30 years that was modified to an interest only rate of 2.5% for the first six months of 2012.

As of March 31, 2012, none of the loans that were modified during the previous twelve months had defaulted in the preceding twelve month period ended March 31, 2012.

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

ASU 2011-05: The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The adoption of this ASU resulted in the addition of a separate consolidated statement of comprehensive income in the Company’s consolidated financial statements.

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

NOTE 9 – DIVIDEND RESTRICTION

The MHC held 7,273,750 shares, or 57.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 42.5% of outstanding stock, at March 31, 2012. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the three fiscal quarters ended March 31, 2012.

The MHC has waived receipt of past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of March 31, 2012 and December 31, 2011, the aggregate retained earnings restricted for cash dividends waived were $4,146,000 and $ 3,928,000, respectively.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our allowance for loan losses. As of July 21, 2011, the OCC assumed responsibility from the Office of Thrift Supervision for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations, state and federal. In addition, the supervision of savings and loan holding companies (“SLHCs”), such as the Company, and their non-depository subsidiaries transferred to the Board of Governors of the Federal Reserve System (the “Board”) on July 21, 2011. The OCC or the Board could require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations. A large loss or a series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

First Quarter Performance Highlights

The Company’s earnings for the quarter ended March 31, 2012 decreased by $583,000 compared to the same period in 2011 primarily due to a decrease in net interest income and an increase in non-interest expense, offset by a decrease in provision for loan losses, an increase in non-interest income, and a decrease in the provision for income taxes. The increase in non-interest expense was due to the expansion of our Massachusetts lending and branch operations. In connection with the expansion, the Company hired additional employees, purchased a second office building in Danvers, Massachusetts to house the lending operations, purchased a soon to be opened third branch office in Framingham, Massachusetts, purchased additional equipment to support the expansion, and incurred additional expenses related to the support and supervision of the expansion.

Due to the Company’s aggressive pursuit of expansion opportunities in Massachusetts, particularly in and around the I-495 corridor, we continue to look for other branch sites within our Massachusetts market area. In addition, the Company is also focusing on opportunities to increase its commercial real estate lending and commercial and industrial lending in Massachusetts in a manner consistent with our conservative underwriting standards.

Non-performing loans decreased by $1.1 million, or 5.6%, to $19.3 million as of March 31, 2012 from $20.4 million as of December 31, 2011. The decrease in non-performing loans is primarily attributable to the satisfaction of two non-performing multi-family mortgage loans, offset by the addition of one non-performing nonresidential mortgage loan.

We will continue to monitor our loan portfolio closely and adjust the level of allowance for loan losses appropriately as updated information becomes available. In this regard, the Company’s Special Assets Group reviews all non-performing loans, potential non-performing loans, and restructured loans each month. The monitoring of these loans by the Special Assets Group allows the Company to quickly respond to even modest changes in the loan portfolio’s performance.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets increased by $17.2 million, or 3.5%, to $506.5 million at March 31, 2012 from $489.3 million at December 31, 2011. The increase in total assets was due to increases of $16.4 million in cash and cash equivalents, $2.3 million in loans receivable, net, $281,000 in other assets, $142,000 in bank owned life insurance, and $101,000 in accrued interest receivable, partially offset by decreases of $1.1 million in securities held-to-maturity, $747,000 in certificates of deposits at other financial institutions, and $225,000 in Federal Home Loan Bank of New York (“FHLB”) stock.

The increase in total assets was primarily funded by an increase of $22.8 million in deposits, $1.3 million in advance payments by borrowers for taxes and insurance, and $105,000 in stockholders’ equity, partially offset by repayment of $5.0 million in FHLB advances and a decrease of $1.9 million in accounts payable and accrued expenses.

Cash and cash equivalents increased by $16.4 million, or 19.9%, to $99.0 million at March 31, 2012 from $82.6 million at December 31, 2011 due primarily to increases of $22.8 million in deposits and $1.3 million in advance payments by borrowers for taxes and insurance, offset by repayment of $5.0 million in FHLB advances.

Securities held-to–maturity decreased by $1.1 million, or 6.6%, to $15.0 million at March 31, 2012 from $16.1 million at December 31, 2011 due primarily to repayments of $1.1 million. Certificates of deposits at other financial institutions decreased by $747,000, or 28.3%, to $1.9 million at March 31, 2012 from $2.6 million at December 31, 2011 due to the maturity and redemption of various certificates of deposits.

Loans receivable, net, increased by $2.3 million, or 0.6%, to $353.1 million at March 31, 2012 from $350.9 million at December 31, 2011 due primarily to loan originations totaling $15.6 million that exceeded loan repayments totaling $13.4 million.

FHLB stock decreased by $225,000, or 13.8%, to $1.4 million at March 31, 2012 from $1.6 million at December 31, 2011 due primarily to a decrease in the amount of FHLB stock that we are required to hold as a result of decreases in FHLB advances.

Other assets increased by $282,000, or 4.9%, to $6.0 million at March 31, 2012 from $5.8 million at December 31, 2011 due primarily to the payment of estimated income taxes resulting in prepaid income taxes, offset by the amortization of various prepaid accounts during the March 31, 2012 quarter.

Bank owned life insurance increased by $142,000, or 0.8%, to $16.8 million at March 31, 2012 from $16.7 million at December 31, 2011 due primarily to accrued earnings during the March 31, 2012 quarter. Accrued interest receivable increased by $101,000, or 6.7%, to $1.6 million at March 31, 2012 from $1.5 million at December 31, 2011 due primarily to an increase in the loan portfolio.

Deposits increased by $22.8 million, or 6.4%, to $376.4 million at March 31, 2012 from $353.6 million at December 31, 2011. The increase in deposits was primarily attributable to increases of $15.9 million in our regular savings accounts, $9.3 million in our NOW and money market accounts, and $1.1 million in non-interest bearing accounts, offset by decreases of $3.5 million in certificates of deposits.

Advance payments by borrowers for taxes and insurance increased by $1.3 million, or 38.0%, to $4.6 million at March 31, 2012 from $3.4 million at December 31, 2011 due primarily to accumulating balances paid into escrow accounts by borrowers.

FHLB advances decreased by $5.0 million, or 25.0%, to $15.0 million at March 31, 2012 from $20.0 million at December 31, 2011 due primarily to the maturity and repayment of the FHLB advances.

Accounts payable and accrued expenses decreased by $1.9 million, or 36.4%, to $3.3 million at March 31, 2012 from $5.2 million at December 31, 2011 due to the payment of the Company’s 2011 income taxes and the pay-off during the March 31, 2012 quarter of a note payable that was reclassified as accounts payable of $175,000 at December 31, 2011.

Stockholders’ equity increased by $105,000, or 0.1%, to $107.2 million at March 31, 2012, from $107.1 million at December 31, 2011. This increase was primarily the result of comprehensive income of $215,000 and the amortization of $40,000 for the ESOP for the period, partially offset by cash dividends declared of $150,000.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income decreased by $583,000, or 69.8%, to $252,000 for the quarter ended March 31, 2012, from $835,000 for the quarter ended March 31, 2011. The decrease was primarily the result of a decrease of $563,000 in net interest income and an increase of $898,000 in non-interest expense, partially offset by a decrease of $328,000 in provision for loan losses, an increase of $107,000 in non-interest income, and a decrease of $443,000 in the provision for income taxes.

Net Interest Income. Net interest income decreased by $563,000, or 12.7%, to $3.9 million for the three months ended March 31, 2012 from $4.4 million for the three months ended March 31, 2011. The decrease in net interest income was due primarily to a decrease of $748,000 in interest income that exceeded a decrease of $185,000 in interest expense for the comparable period in 2011 and decreases in the net interest spread and the net interest margin.

In this regard, the net interest spread decreased by 72 basis points to 3.01% for the three months ended March 31, 2012 from 3.73% for the three months ended March 31, 2011. The net interest margin decreased by 80 basis points between these periods to 3.30% for the quarter ended March 31, 2012 from 4.10% for the quarter ended March 31, 2011. The decrease in the interest rate spread and the net interest margin in the first quarter of 2012 compared to the same period in 2011 was due to a decrease in the yield on our interest-earning assets that exceeded a decrease in the cost of our interest-bearing liabilities.

The yield on our interest-earning assets decreased by 106 basis points to 4.30% for the three months ended March 31, 2012 from 5.36% for the three months ended March 31, 2011 and the cost of our interest-bearing liabilities decreased by 35 basis points to 1.28% for the three months ended March 31, 2012 from 1.63% for the three months ended March 31, 2011. The decrease in the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2011 which continued into the first quarter of 2012.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$360,830	$4,893	5.42%	$370,918	$5,599	6.04%
Securities (including FHLB stock)	17,495	138	3.16	22,083	185	3.35
Other interest-earning assets	91,188	12	0.05	38,843	7	0.07
Total interest-earning assets	469,513	5,043	4.30	431,844	5,791	5.36
Allowance for loan losses	(7,214)			(7,638)
Non-interest-earning assets	35,086			34,052
Total assets	$497,385			$458,258

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$119,307	$251	0.84	$80,509	$160	0.79
Savings and club accounts	87,582	198	0.90	56,728	84	0.59
Certificates of deposit	140,677	583	1.66	174,269	941	2.16
Total interest-bearing deposits	347,566	1,032	1.19	311,506	1,185	1.52

Borrowings	19,115	143	2.99	22,446	175	3.12
Total interest-bearing liabilities	366,681	1,175	1.28	333,952	1,360	1.63

Noninterest-bearing demand	16,498			9,507
Other liabilities	6,737			5,812
Total liabilities	389,916			349,271

Stockholders’ equity	107,469			108,987
Total liabilities and Stockholders’ equity	$497,385			$458,258
Net interest income		$3,868			$4,431
Interest rate spread			3.01			3.73
Net interest margin			3.30			4.10
Net interest-earning assets	$102,832			$97,892
Interest-earning assets to interest-bearing liabilities	128.04%			129.3%

Total interest income decreased by $748,000, or 12.9%, to $5.0 million for the three months ended March 31, 2012, from $5.8 million for the three months ended March 31, 2011. Interest income on loans decreased by $706,000, or 12.6%, to $4.9 million for the three months ended March 31, 2012 from $5.6 million for the three months ended March 31, 2011 as a result of a decrease of 62 basis points in the average yield on loans to 5.42% for the three months ended March 31, 2012 from 6.04% for the three months ended March 31, 2011. The decrease in interest income and the average yield on loans was due to the pay-off of numerous higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of numerous mortgage loans in our loan portfolio. The decrease in interest income also due to a decrease of $10.1 million, or 2.7%, in the average balance of the loan portfolio to $360.8 million for the three months ended March 31, 2012 from $370.9 million for the three months ended March 31, 2011 as repayments outpaced originations.

Interest income on securities decreased by $47,000, or 25.4%, to $138,000 for the three months ended March 31, 2012 from $185,000 for the three months ended March 31, 2011. The decrease was primarily due to a decrease of $4.6 million, or 20.8%, in the average balance of securities to $17.5 million for the three months ended March 31, 2012 from $22.1 million for the three months ended March 31, 2011. The decrease in the average balance was due to the principal repayments on investment securities and a decrease in FHLB New York stock. The decrease in interest income on securities was also due to a decrease of 19 basis points in the average yield on securities to 3.16% for the three months ended March 31, 2012 from 3.35% for the three months ended March 31, 2011. The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities from March 31, 2011 to March 31, 2012.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $5,000, or 71.4%, to $12,000 for the three months ended March 31, 2012 from $7,000 for the three months ended March 31, 2011. The increase was primarily due to an increase of $52.3 million, or 134.8%, in the average balance of other interest-earning assets to $91.2 million for the three months ended March 31, 2012 from $38.8 million for the three months ended March 31, 2011. The increase was offset by a decrease of 2 basis points in the average yield on other interest-earning assets to 0.05% for the three months ended March 31, 2012 from 0.07% for the three months ended March 31, 2011.

The increase in the average balance of other interest-earning assets was due to the increase in cash and cash equivalents, offset by a decrease in certificates of deposits at other financial institutions. The decline in the yield was due to a decrease in the yield on our interest-earning deposits at the FHLB and to the maturity of higher yielding certificates of deposits at other financial institutions.

Total interest expense decreased by $185,000, or 13.6%, to $1.2 million for the three months ended March 31, 2012 from $1.4 million for the three months ended March 31, 2011. Interest expense on deposits decreased by $153,000, or 12.9%, to $1.0 million for the three months ended March 31, 2012 from $1.2 million for the three months ended March 31, 2011. During this same period, the average interest cost of deposits decreased by 33 basis points to 1.19% for the three months ended March 31, 2012 from 1.52% for the three months ended March 31, 2011.

Due to an effort by the Company to decrease reliance on high cost certificates of deposits by shifting deposits to lower cost interest-bearing demand deposits and savings and holiday club deposits, the average balance of certificates of deposits decreased by $33.6 million, or 19.3%, to $140.7 million for the three months ended March 31, 2012 from $174.3 million for the three months ended March 31, 2011. As a result of the decrease in the average balance of certificates of deposits, interest expense on our certificates of deposits decreased by $358,000, or 38.0%, to $583,000 for the three months ended March 31, 2012 from $941,000 for the three months ended March 31, 2011. The decrease in interest expense on our certificates of deposits was also due to a 50 basis point decrease in the interest cost of our certificates of deposits to 1.66% for the three months ended March 31, 2012 from 2.16% for the three months ended March 31, 2011.

The shift in deposits caused the interest expense on our other deposit products to increase by $205,000, or 84.0%, to $449,000 for the three months ended March 31, 2012 from $244,000 for the three months ended March 31, 2011. The increase was due to an increase of $30.9 million, or 54.4%, in the average balance of our savings and holiday club deposits to $87.6 million for the three months ended March 31, 2012 from $56.7 million for the three months ended March 31, 2011 and an increase of $38.8 million, or 48.2%, in our interest-bearing demand deposits to $119.3 million for the three months ended March 31, 2012 from $80.5 million for the three months ended March 31, 2011.

The increase was also due to an increase of 5 basis points in the cost of our interest-bearing demand deposits to 0.84% for the three months ended March 31, 2012 from 0.79% for the three months ended March 31, 2011 and an increase of 31 basis points in the cost of our savings and holiday club deposits to 0.90% for the three months ended March 31, 2012 from 0.59% for the three months ended March 31, 2011.

Interest expense on borrowings decreased by $32,000, or 18.3%, to $143,000 for the three months ended March 31, 2012 from $175,000 for the three months ended March 31, 2011. The decrease was primarily due to a decrease of $3.3 million, or 14.8%, in the average balance of borrowed money to $19.1 million for the three months ended March 31, 2012 from $22.4 million for the three months ended March 31, 2011.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$7,397	$7,647
Provision for loan losses	—	328
Charge-offs	(316)	(67)
Recoveries	5	—
Net charge-offs	(311)	(67)
Allowance at end of period	$7,086	$7,908

Allowance to nonperforming loans	36.72%	34.92%
Allowance to total loans outstanding at the end of the period	1.97%	2.14%
Net charge-offs (recoveries) to average loans outstanding during the period	0.09%	0.02%

The allowance to nonperforming loans ratio increased to 36.72% at March 31, 2012 from 34.92% at March 31, 2011 due primarily to a decrease of $822,000, or 10.4%, in the allowance to $7.1 million at March 31, 2012 from $7.9 million at March 31, 2011, offset by a decrease in nonperforming loans to $19.3 million at March 31, 2012 from $22.6 million at March 31, 2011. The decrease in nonperforming loans was due to the identification, monitoring and resolution of several nonperforming loans that were paid-off as of March 31, 2012.

The allowance for loan losses was $7.1 million at March 31, 2012, $7.4 million at December 31, 2011, and $7.9 million at March 31, 2011. We did not record any provision for loan losses for the three-month period ended March 31, 2012 compared to a provision for loan losses of $328,000 for the three-month period ended March 31, 2011. We did not record any provision for loan losses for the March 31, 2012 quarter due to a decrease of $1.1 million, or 5.6%, in non-performing loans to $19.3 million as of March 31, 2012 from $20.4 million as of December 31, 2011.

We charged-off $316,000 against two non-performing multi-family mortgage loan and one performing construction mortgage loan during the three months ended March 31, 2012 compared to charge-offs of $67,000 against five non-performing multi-family mortgage loans, two non-performing non-residential mortgage loans, and one performing multi-family mortgage loan during the three months ended March 31, 2011. We recorded recoveries of $5,000 during the three months ended March 31, 2012 compared to no recoveries during the three months ended March 31, 2011.

Non-interest Income. Non-interest income increased by $107,000, or 25.4%, to $528,000 for the three months ended March 31, 2012 from $421,000 for the three months ended March 31, 2011. The increase was due to a $127,000 increase in other loan fees and service charges, including $90,000 in mortgage broker income, partially offset by a $12,000 loss on the disposition of a fixed asset, a $4,000 decrease in fee income generated by Hayden Wealth Management Group and a $4,000 decrease in earnings on bank owned life insurance.

Non-interest Expenses. Non-interest expenses increased by $898,000, or 28.2%, to $4.1 million for the three months ended March 31, 2012 from $3.2 million for the three months ended March 31, 2011. The increase resulted primarily from increases of $461,000 in salaries and employee benefits, $393,000 in other non-interest expense, $36,000 in advertising expense, $27,000 in outside data processing expense, $13,000 in occupancy expense, and $11,000 in equipment expense, which were partially offset by decreases of $39,000 in FDIC insurance expense, and $4,000 in real estate owned expenses.

Salaries and employee benefits, which represent 52.8% of the Company’s non-interest expense, increased by $461,000, or 27.3%, to $2.2 million in 2012 from $1.7 million in 2011 due to an increase in the number of full time equivalent employees to 113 at March 31, 2012 from 87 at March 31, 2011. The increase in full time employees was due to the hiring of additional loan production and branch operations personnel in the Company’s Massachusetts locations to support the new locations and the Company’s new mortgage brokerage operations.

Other non-interest expense increased by $393,000, or 55.4%, to $1.1 million in 2012 from $709,000 in 2011 due mainly to increases of $155,000 in directors, officers and employee expenses, $103,000 in legal fees, $91,000 in recruitment expenses related to the Massachusetts lending operations, $31,000 in consulting fees, $27,000 in telephone expenses, $20,000 in directors compensation, $17,000 in service contracts, and $3,000 in office supplies and stationery. These increases were partially offset by decreases of $43,000 in audit and accounting fees and $4,000 in donations. The increase in other non-interest expense was due primarily to the expansion of the Massachusetts operations and an increased usage of regulatory counsel.

Advertising expense increased by $36,000, or 171.4%, to $57,000 in 2012 from $21,000 in 2011 due to an increase in marketing efforts to expand our Massachusetts operations. Outside data processing expense increased by $27,000, or 13.0% to $235,000 in 2012 from $208,000 in 2011 due to additional services provided by the Company’s core data processing vendor.

Occupancy expense increased by $13,000, or 4.7%, to $289,000 in 2012 from $276,000 in 2011 due to the addition of the Massachusetts loan operations facility and the soon to be opened Framingham, Massachusetts branch office. Equipment expenses increased by $11,000, or 8.1%, to $146,000 in 2012 from $135,000 in 2011 due to purchases of additional equipment to support our Massachusetts expansion efforts.

FDIC insurance expense decreased by $39,000, or 29.5%, to $93,000 in 2012 from $132,000 in 2011 due to a change in the FDIC assessment base and assessment formula. Real estate owned expenses decreased by $4,000, or 44.4% to $5,000 in 2012 from $9,000 in 2011 due to reduced maintenance expense as a result of the disposition of one foreclosed property in December 2011.

Income Taxes. Income tax expense decreased by $442,000, or 87.0%, to $66,000 for the three months ended March 31, 2012 from $509,000 for the three months ended March 31, 2011. The decrease resulted primarily from a $1.0 million decrease in pre-tax income in 2012 compared to 2011. The effective tax rate was 20.8% for the three months ended March 31, 2012 and 37.8% for the three months ended March 31, 2011. The decrease in the effective tax rate between periods was due to a higher percentage of our pre-tax income being tax-exempt.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At March 31, 2012	At December 31, 2011
	(Dollars in thousands)

Non-accrual loans	$19,296	$19,246
Loans past due 90 days or more and accruing	—	1,192
Total nonaccrual and 90 days or more past due loans	19,296	20,438
Other non-performing loans	—	—
Total non-performing loans	19,296	20,438
Real estate owned	616	620
Total non-performing assets	19,912	21,058

Accruing troubled debt restructurings	13,588	14,039
Nonaccrual troubled debt restructurings	1,997	1,435
Total troubled debt restructurings	15,585	15,474
Less nonaccrual troubled debt restructurings in total nonaccrual loans	1,997	1,435

Total troubled debt restructurings and non-performing assets	$33,500	$35,097

Total non-performing loans to total loans	5.37%	6.12%
Total non-performing loans to total assets	3.81%	4.98%
Total non-performing assets and troubled debt restructurings to total assets	6.61%	11.07%

The non-accrual loans at March 31, 2012 consisted of sixteen loans in the aggregate – six multi-family mortgage loans, one mixed-use mortgage loans, five non-residential mortgage loans, and four construction mortgage loans.

The non-accrual multi-family mortgage loans, net of charge-offs of $326,000, totalled $3.6 million at March 31, 2012, consisting primarily of the following mortgage loans:

(1)   A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building. The borrower and all of the borrower’s related properties are operating under chapter 11 bankruptcy protection and are making regularly scheduled payments as approved by the trustee. Modifications to the Plan submitted by the borrower were ordered by the Court and a second confirmation date has yet to be scheduled. We will continue to monitor the operations of the building and adjust the allowances if necessary.

(2)  A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building. The delinquency is the result of a lawsuit filed by the previous owner claiming that the debtor never owned record title to the mortgaged property. The Company filed a lawsuit seeking a declaration that the mortgage is a valid encumbrance against the property. A ruling on the Company’s motion for Preliminary Injunction and Motion for Lis Pendens is pending. No trial date has been set, but we do not expect a trial date until late 2012, as the Court has not docketed the case at this time. All payments of principal, interest and escrow are being paid to the trustee with taxes paid by the trustee. We do not anticipate a loss on this loan.

(3)  Three mortgage loans with an aggregate outstanding balance of $1.0 million, net of charge-offs of $326,000, secured by three separate apartment buildings. The Company has filed foreclosure actions on all three mortgages. Updated appraisals have been submitted to the court and a foreclosure sale is anticipated within six weeks. Based on the appraisals and projected cash flow analyses, the Company established specific allowances totaling $489,000 which are believed to be adequate. Subsequent to March 31, 2012, one of the three properties was sold, resulting in a charge-off of $201,000, and the other two properties are under contracts for sale.

The one non-accrual mixed-use mortgage loan totaled $729,000 at March 31, 2012:

(1)  An outstanding balance of $729,000 secured by a mixed-use apartment building. The Company filed a foreclosure action and the court granted the Company’s request for the appointment of a receiver of rents for the property. The receiver’s managing agent delivered the appropriate notices to all tenants as required by law. We expect to move the Court for an order of foreclosure and sale and anticipate a sale date by September 2012.  We have reviewed the current rent roll and ordered an updated appraisal. We will continue to monitor the progress of the foreclosure action and make adjustments to the allowances accordingly.

The non-accrual non-residential mortgage loans, net of charge-offs of $400,000, totaled $7.2 million at March 31, 2012, consisting primarily of the following mortgage loans:

(1) An outstanding balance of $4.5 million secured by an office building. The Company holds both a foreclosure judgment authorizing a sheriff's sale of the property and a money judgment against all obligors. The sheriff's sale was originally scheduled for late December 2011, but we agreed to adjourn it on a month to month basis under a forbearance agreement conditioned upon monthly tax escrow payments being timely and all income in excess of the operating expenses being paid to the Bank. The forbearance agreement expired on April 30, 2012. Subsequent to March 31, 2012, we have entered into a forbearance agreement with the borrower which requires the payment of escrow and interest payments for a period of six months. During this time, the borrower will continue to make improvements to the property and continue his rental efforts. Based on a current valuation and projected cash flow analysis, we do not anticipate a loss on this loan at this time.

(2)   An outstanding balance of $1.2 million secured by an office building. Based on a current appraisal and projected cash flow analysis, the Company established a specific allowance of $373,000 against the loan. We expect to foreclose on the loan in the next six months and will continue to monitor the condition of the building and adjust the allowances accordingly.

The non-accrual construction mortgage loans, net of loans in process of $85,000, totaled $7.7 million at March 31, 2012, consisting of the following mortgage loans:

(1)   Four construction mortgage loans with an aggregate outstanding balance of $7.7 million (net of loans in process of $85,000), representing a 25% interest in a participation loan, secured by a newly completed boutique hotel. Additional security consists of a general guarantee of the two principals and an assignment of LLC interests in two other properties. During the fourth quarter of 2010 and throughout 2011, the Company recorded specific allowances in the amount of $1.7 million to cover the anticipated loss on the sale of the notes and mortgages. In December 2011, the borrower and the participating banks reached an agreement to restructure the total debt to $24,000,000. In return, the borrower has agreed to certain conditions, which include but are not limited to, paying all outstanding taxes, paying interest in advance for two years, turning over management of the hotel to an independent third party acceptable to the participating banks and other conditions set by the banks. The personal guarantees of the principals will remain. We anticipate the plan will be approved by the Court in late May or early June.

We are in the process of foreclosing on all of the multi-family, mixed-use, non-residential loans, and construction properties discussed above. Based on recent fair value analyses of these properties, the Company does not expect any losses beyond the amounts already charged off or reserved for. Except for the above-mentioned second non-accrual multi-family mortgage loan, all of the above-mentioned twelve loans have been classified as substandard.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $99.0 million at March 31, 2012 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. The Company can also borrow an additional $72.0 million from the FHLB of New York to provide additional liquidity.

At March 31, 2012, we had $44.6 million in loan commitments outstanding, consisting of $20.5 million in unused commercial and industrial loan lines of credit, $15.1 million of real estate loan commitments, $7.5 million in unused real estate equity lines of credit, $1.3 million of commercial and industrial loan commitments, $159,000 in consumer lines of credit, and $85,000 in unused loans in process. Certificates of deposit due within one year of March 31, 2012 totaled $94.1 million. This represented 67.7% of certificates of deposit at March 31, 2012. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At March 31, 2012, we had the ability to borrow $72.0 million, net of $15.0 million in outstanding advances, from the FHLB of New York. At March 31, 2012, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At March 31, 2012, the Company had liquid assets of $14.7 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2012 and the year ended December 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Retail Banking Officer, and Treasurer, whose function is to communicate, coordinate and control all aspects involving asset/liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Quantitative Aspects of Market Risk. We use an interest rate sensitivity analysis prepared by an independent third party to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in our net portfolio value at March 31, 2012 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$117,890	$(10,173)	(8)%	23.46%	(82)	bp
200	120,281	(7,782)	(6)%	23.64%	(64)	bp
100	124,735	(3,328)	(3)%	24.07%	(21)	bp
0	128,063		—	24.28%
(100)	131,501	3,438	3%	24.61%	33	bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

_____________________________

*  Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: May 15, 2012	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer