Form 10-Q
period 2012-06-30
NORTHEAST COMMUNITY BANCORP INC
filed 2012-08-14
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2012, there were 12,644,752 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,708	$2,517
Interest-bearing deposits	49,615	80,066
Cash and cash equivalents	52,323	82,583

Certificates of deposit	1,395	2,640
Securities available-for-sale	137	149
Securities held-to-maturity (fair value of $14,562 and $16,662, respectively)	14,017	16,099
Loans receivable, net of allowance for loan losses of $3,867 and $7,397, respectively	348,686	350,894
Premises and equipment, net	10,028	8,907
Federal Home Loan Bank of New York stock, at cost	1,355	1,633
Bank owned life insurance	17,021	16,736
Accrued interest receivable	944	1,499
Goodwill	1,310	1,310
Intangible assets	436	466
Real estate owned	—	620
Other assets	5,795	5,753
Total assets	$453,447	$489,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$18,870	$15,046
Interest bearing	305,125	338,590
Total deposits	323,995	353,636

Advance payments by borrowers for taxes and insurance	2,929	3,353
Federal Home Loan Bank advances	15,000	20,000
Accounts payable and accrued expenses	4,446	5,235
Total liabilities	346,370	382,224
Stockholders’ equity:
		—
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; 12,644,752 shares outstanding	132	132
Additional paid-in capital	57,239	57,292
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,499)	(3,629)
Retained earnings	57,074	57,076
Treasury stock – at cost, 580,248 shares	(3,712)	(3,712)
Accumulated comprehensive loss	(157)	(94)
Total stockholders’ equity	107,077	107,065
Total liabilities and stockholders’ equity	$453,447	$489,289

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

INTEREST INCOME:
Loans	$4,969	$5,338	$9,861	$10,936
Interest-earning deposits	9	12	21	19
Securities – taxable	126	178	264	363

Total Interest Income	5,104	5,528	10,146	11,318

INTEREST EXPENSE:
Deposits	785	1,116	1,817	2,301
Borrowings	137	147	280	321

Total Interest Expense	922	1,263	2,097	2,622

Net Interest Income	4,182	4,265	8,049	8,696

PROVISION FOR LOAN LOSSES	117	393	117	720

Net Interest Income after Provision for Loan Losses	4,065	3,872	7,932	7,976

NON-INTEREST INCOME:
Other loan fees and service charges	233	87	423	149
Gain (loss) on disposition of equipment	3	(5)	(9)	(6)
Earnings on bank owned life insurance	143	147	286	293
Investment advisory fees	233	201	439	411
Other	4	4	6	7

Total Non-Interest Income	616	434	1,145	854

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,224	1,630	4,375	3,320
Occupancy expense	312	300	601	577
Equipment	212	150	358	285
Outside data processing	281	200	515	408
Advertising	55	42	113	63
FDIC insurance premiums	98	97	191	229
Other	1,167	801	2,274	1,519

Total Non-Interest Expenses	4,349	3,220	8,427	6,401

Income before Provision for Income Taxes	332	1,086	650	2,429

PROVISION FOR INCOME TAXES	67	362	133	870

Net Income	$265	$724	$517	$1,559
Net Income per Common Share – Basic	$0.02	$0.06	$0.04	$0.12
Weighted Average Number of Common Shares Outstanding – Basic	12,292	12,562	12,288	12,641
Dividends Declared per Common Share	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2012	2011	2012	2011
Net income	$265	$724	$517	$1,559
Other comprehensive income (loss):
Pension liability – DRP, net of taxes of $16, $7, $33 and $14, respectively	(25)	10	(63)	57
Unrealized loss on securities available for sale, net of taxes of $0 and $0, respectively	—	(1)	—	(1)
Total comprehensive income	$240	$733	$454	$1,615

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2012 and 2011 (in thousands)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2010	$132	$57,391	$(3,888)	$55,335	$(664)	$(167)	$108,139
Net income	—	—	—	1,559	—	—	1,559
Other comprehensive income	—	—	—	—	—	56	56
Purchase of 317,363 shares of treasury stock	—	—	—	—	(2,019)	—	(2,019)
Cash dividend declared ($.06 per share)	—	—	—	(316)	—	—	(316)
ESOP shares earned	—	(49)	129	—	—	—	80
Balance – June 30, 2011	$132	$57,342	$(3,759)	$56,578	$(2,683)	$(111)	$107,499
Balance at December 31, 2011	$132	$57,292	$(3,629)	$57,076	$(3,712)	$(94)	$107,065
Net income	—	—	—	517	—	—	517
Other comprehensive loss	—	—	—	—	—	(63)	(63)
Cash dividend declared ($.06 per share)	—	—	—	(519)	—	—	(519)
ESOP shares earned	—	(53)	130	—	—	—	77
Balance – June 30, 2012	$132	$57,239	$(3,499)	$57,074	$(3,712)	$(157)	$107,077

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income	$517	$1,559
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	27	35
Provision for loan losses	117	720
Depreciation	320	356
Net amortization of deferred loan fees and costs	98	72
Amortization of intangible assets	30	30
Deferred income tax expense (benefit)	124	(167)
Accretion of discount on note payable	—	3
Retirement plan expense	135	337
Loss on disposal of equipment	9	6
Earnings on bank owned life insurance	(285)	(293)
ESOP compensation expense	77	80
Decrease in accrued interest receivable	555	88
Decrease (increase) in other assets	(143)	661
(Decrease) increase in accounts payable and accrued expenses	(1,010)	101
Net Cash Provided by Operating Activities	571	3,588
Cash Flows from Investing Activities:
Net (increase) decrease in loans	1,993	(3,856)
Purchase of securities held-to-maturity	—	(986)
Principal repayments on securities available-for-sale	12	6
Principal repayments on securities held-to-maturity	2,055	1,702
Proceeds from maturities of certificates of deposit	1,245	—
Redemption of Federal Home Loan Bank of New York stock	278	26
Purchases of premises and equipment	(830)	(503)
Net Cash Provided by (Used in) Investing Activities	4,753	(3,611)
Cash Flows from Financing Activities:

Net decrease in deposits	(29,641)	(20,735)
Proceeds from FHLB of NY advances	—	10,000
Repayment of FHLB of NY advances	(5,000)	(10,000)
Purchase of treasury stock	—	(2,019)
Decrease in advance payments by borrowers for taxes and insurance	(424)	(776)
Cash dividends paid to minority shareholders	(519)	(316)

Net Cash Used in Financing Activities	(35,584)	(23,846)

Net Decrease in Cash and Cash Equivalents	(30,260)	(23,869)

Cash and Cash Equivalents - Beginning	82,583	44,453

Cash and Cash Equivalents - Ending	$52,323	$20,584

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$2,375	$705
Interest paid	$2,097	$2,622
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Real estate owned transferred to premises and equipment	$620	$—

See Notes to Consolidated Financial Statements

NORTHEAST COMMUNITY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a federally-chartered corporation organized as a mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006. The Bank is a New York State-chartered savings bank and completed its conversion from a federally-chartered savings bank effective as of the close of business on June 29, 2012. The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly owned subsidiary, New England Commercial Properties, LLC (“NECP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2011 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. That data, along with the interim financial information presented in the consolidated statements of financial condition, comprehensive income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2012 and through the date these consolidated financial statements were issued.

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

NOTE 1 – BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses (Continued)

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

The Bank does not evaluate consumer or residential one- to four-family loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

Loans whose terms are modified are classified as troubled debt restructurings if the Bank grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, a below market rate, or an extension of a loan’s stated maturity date. Adversely classified, non-accrual troubled debt restructurings may be reclassified as accruing loans if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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
7

NOTE 1 – BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses (Continued)

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

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of June 30, 2012.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and, during the six-month periods ended June 30, 2012 and 2011, had no potentially dilutive common stock equivalents. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2011 and June 30, 2012, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan. As of December 31, 2011, the Company had allocated 129,605 shares to participants, and an additional 25,921 shares had been committed to be released. As of June 30, 2012, the Company had allocated 155,526 shares to participants, and an additional 12,960 shares had been committed to be released.

The Company recognized compensation expense of $37,000 and $41,000 during the three-month periods ended June 30, 2012 and 2011, respectively, and $77,000 and $80,000 during the six-month periods ended June 30, 2012 and 2011, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – Outside Director Retirement Plan (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)

	2012	2011	2012	2011
Service cost	$11	$14	$21	$28
Interest cost	15	10	30	20
Amortization of prior service cost	5	5	10	11
Amortization of actuarial loss	—	1	—	2
Total	$31	$30	$61	$61

This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$83	$2	$—	$85
Federal National Mortgage Association	50	2	—	52
Total	$133	$4	$—	$137

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$10,483	$416	$—	$10,899
Federal Home Loan Mortgage Corporation	284	7	—	291
Federal National Mortgage Association	245	9	—	254
Collateralized mortgage obligations-GSE	3,004	113	—	3,117
Other	1	—	—	1
Total	$14,017	$545	$—	$14,562

NOTE 5 – INVESTMENTS (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$93	$2	$—	$95
Federal National Mortgage Association	52	2	—	54
Total	$145	$4	$—	$149

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$11,884	$414	$—	$12,298
Federal Home Loan Mortgage Corporation	299	8	—	307
Federal National Mortgage Association	275	7	—	282
Collateralized mortgage obligations-GSE	3,640	134	—	3,774
Other	1	—	—	1
Total	$16,099	$563	$—	$16,662

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	June 30, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Due after ten years	$133	$137

	$133	$137

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	June 30, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Due after one but within five years	$22	$22
Due after five but within ten years	195	202
Due after ten years	13,800	14,338

	$14,017	$14,562

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

NOTE 6 – FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a non-recurring basis, such as securities held to maturity, impaired loans and other real estate owned. U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

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

For financial assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2012:	(In thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$85	$—	$85	$—
Federal National Mortgage Association	52	—	52	—
Nonrecurring:
Impaired loans	13,614	—	—	13,614

December 31, 2011:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$95	$—	$95	$—
Federal National Mortgage Association	54	—	54	—
Nonrecurring:
Impaired loans	9,163	—	—	9,163

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Unobservable
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Input	Range
June 30, 2012:
Impaired loans	$ 13,614	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to 63.0% 2% to 8.0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

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

NOTE 6 – Fair Value DISCLOSURES (Continued)

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At June 30, 2012 and December 31, 2011, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized below:

			Fair Value at June 30, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$52,323	$52,323	$52,323	$—	$—
Certificates of deposit	1,395	1,395	1,395	—	—
Securities available for sale	137	137	—	137	—
Securities held to maturity	14,017	14,562	—	14,562	—
Loans receivable	348,646	365,056	—	—	365,056
FHLB stock	1,355	1,355	1,355	—	—
Accrued interest receivable	944	944	944	—	—
Financial Liabilities
Deposits, including accrued interest	323,995	325,316	191,707	133,609	—
FHLB advances	15,000	15,466	—	15,466	—

NOTE 6 – Fair Value DISCLOSURES (Continued)

	December 31, 2011
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate
Financial assets:
Cash and cash equivalents	$82,583	$82,583
Certificates of deposit	2,640	2,640
Securities available for sale	149	149
Securities held to maturity	16,099	16,662
Loans receivable	350,894	361,974
FHLB stock	1,633	1,633
Accrued interest receivable	1,499	1,499
Financial liabilities:
Deposits, including accrued interest	353,636	356,950
FHLB advances	20,000	20,686

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2012	December 31, 2011
	(In Thousands)
Residential real estate:
One-to-four family	$5,395	$627
Multi-family	186,575	189,253
Mixed use	49,082	51,229

	241,052	241,109
Non-residential real estate	86,586	83,602
Construction	208	9,065
Commercial and Industrial	23,979	23,725
Consumer	80	68

Total Loans	351,905	357,569

Allowance for loan losses	(3,867)	(7,397)
Deferred loan fees and costs	648	722

Net Loans	$348,686	$350,894

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is an analysis of the allowance for loan losses:

At and for the Six Months Ended June 30, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,781	$1,596	$1,724	$296	$—	$7,397
Charge-offs	(1,173)	(764)	(1,715)	—	—	(3,652)
Recoveries	5	—	—	—	—	5
Provision	68	65	(9)	(7)	—	117
Ending balance	$2,681	$897	$—	$289	$—	$3,867
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,681	$897	$—	$289	$—	$3,867

Loans receivable:
Ending balance	$241,052	$86,586	$208	$23,979	$80	$351,905

Ending balance: individually evaluated for impairment	$10,262	$15,206	$—	$1,750	$—	$27,218

Ending balance: collectively evaluated for impairment	$230,789	$71,381	$208	$22,229	$80	$324,687

At and for the Three Months Ended June 30, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,280	$1,855	$1,660	$291	$—	$7,086
Charge-offs	(868)	(764)	(1,704)	—	—	(3,336)
Recoveries	—	—	—	—	—	—
Provision	269	(194)	44	(2)	—	117
Ending balance	$2,681	$897	$—	$289	$—	$3,867
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,681	$897	$—	$289	$—	$3,867

Loans receivable:
Ending balance	$241,052	$86,586	$208	$23,979	$80	$351,905

Ending balance: individually evaluated for impairment	$10,262	$15,206	$—	$1,750	$—	$27,218

Ending balance: collectively evaluated for impairment	$230,790	$71,380	$208	$22,229	$80	$324,687

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Six Months Ended June 30, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,924	$1,560	$2,083	$80	$—	$7,647
Charge-offs	(767)	—	—	—	—	(767)
Recoveries	—	—	—	—	—	—
Provision	736	(251)	237	(2)	—	720
Ending balance	$3,893	$1,309	$2,320	$78	$—	$7,600

At and for the Three Months Ended June 30, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,305	$1,421	$2,132	$50	$—	$7,908
Charge-offs	(701)	—	—	—	—	(701)
Recoveries	—	—	—	—	—	—
Provision	289	(112)	188	28	—	393
Ending balance	$3,893	$1,309	$2,320	$78	$—	$7,600

At and for the Year Ended December 31, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,924	$1,560	$2,083	$80	$—	$7,647
Charge-offs	(1,358)	(17)	—	—	—	(1,375)
Recoveries	12	—	—	—	—	12
Provision	1,203	53	(359)	216	—	1,113
Ending balance	$3,781	$1,596	$1,724	$296	$—	$7,397

Ending balance: individually evaluated for impairment	$456	$333	$1,661	$—	$—	$2,450

Ending balance: collectively evaluated for impairment	$3,325	$1,263	$63	$296	$—	$4,947

Loans receivable:
Ending balance	$241,109	$83,602	$9,065	$23,725	$68	$357,569
Ending balance: individually evaluated for impairment	$12,871	$9,764	$7,660	$—	$—	$30,295

Ending balance: collectively evaluated for impairment	$228,238	$73,838	$1,405	$23,725	$68	$327,274

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is an analysis of the Company’s impaired loans.

Impaired Loans as of or for the three months ended June 30, 2012 (in thousands)

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,262	$10,262	$—	$10,245	$74
Non-residential real estate	15,206	15,206	—	16,112	1,595
Commercial and Industrial	1,750	1,750	—	1,750	26
Subtotal	27,218	27,218	—	28,107	1,695
With an allowance recorded:
Residential real estate-Multi-family	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Subtotal	—	—	—	—	—
Total:
Residential real estate-Multi-family	$10,262	$10,262	$—	$10,245	$74
Non-residential real estate	15,206	15,206	—	16,112	1,595
Commercial and Industrial	1,750	1,750	—	1,750	26
Total	27,218	27,218	—	28,107	1,695

Impaired Loans as of or for the six months ended June 30, 2012 (in thousands)

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,262	$10,262	$—	$10,216	$148
Non-residential real estate	15,206	15,206	—	16,113	1,636
Commercial and Industrial	1,750	1,750	—	1,713	52
Subtotal	27,218	27,218	—	28,042	1,836
With an allowance recorded:
Residential real estate-Multi-family	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Subtotal	—	—	—	—	—
Total:
Residential real estate-Multi-family	$10,262	$10,262	$—	$10,216	$148
Non-residential real estate	15,206	15,206	—	16,113	1,636
Commercial and Industrial	1,750	1,750	—	1,713	52
Total	27,218	27,218	—	28,042	1,836

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans as of or for the three months ended June 30, 2011 (in thousands)

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$7,442	$7,442	$—	$7,441	$46
Non-residential real estate	8,512	8,512	—	8,522	29
Construction	—	—	—	—	—
Subtotal	15,954	15,954	—	15,963	75
With an allowance recorded:
Residential real estate-Multi-family	1,347	1,347	306	1,331	—
Non-residential real estate	—	—	—	—	—
Construction	7,593	7,593	2,179	7,532	—
Subtotal	8,940	8,940	2,485	8,863	—
Total:
Residential real estate-Multi-family	8,789	8,789	306	8,772	46
Non-residential real estate	8,512	8,512	—	8,522	29
Construction	7,593	7,593	2,179	7,532	—
Total	$24,894	$24,894	$2,485	$24,826	$75

Impaired Loans as of or for the six months ended June 30, 2011 (in thousands)

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$7,442	$7,442	$—	$7,406	$115
Non-residential real estate	8,512	8,512	—	8,515	58
Construction	—	—	—	—	—
Subtotal	15,954	15,954	—	15,921	173
With an allowance recorded:
Residential real estate-Multi-family	1,347	1,347	306	1,328	—
Non-residential real estate	—	—	—	—	—
Construction	7,593	7,593	2,179	7,532	4
Subtotal	8,940	8,940	2,485	8,860	4
Total:
Residential real estate-Multi-family	8,789	8,789	306	8,734	115
Non-residential real estate	8,512	8,512	—	8,515	58
Construction	7,593	7,593	2,179	7,532	4
Total	$24,894	$24,894	$2,485	$24,781	$177

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans as of and for the Year Ended December 31, 2011 (in thousands)

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,081	$10,081	$—	$10,245	$422
Non-residential real estate	8,601	8,601	—	8,560	108
Construction	—	—	—	—	—
Subtotal	18,682	18,682	—	18,805	530
With an allowance recorded:
Residential real estate-Multi-family	2,790	2,790	456	2,717	7
Non-residential real estate	1,163	1,163	333	1,154	28
Construction	7,660	7,660	1,661	7,566	10
Subtotal	11,613	11,613	2,450	11,437	45
Total:
Residential real estate-Multi-family	12,871	12,871	456	12,962	429
Non-residential real estate	9,764	9,764	333	9,714	136
Construction	7,660	7,660	1,661	7,566	10
Total	$30,295	$30,295	$2,450	$30,242	$575

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of June 30, 2012 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,395	$5,395	$—
Multi-family	1,905	385	4,606	6,896	179,679	186,575	—
Mixed-use	—	—	733	733	48,349	49,082	—
Non-residential real estate	—	—	447	447	86,139	86,586	—
Construction loans	—	—	—	—	208	208	—
Commercial and industrial loans	—	—	—	—	23,979	23,979	—
Consumer.	—	—	—	—	80	80	—
Total loans	$1,905	$385	$5,786	$8,076	$343,829	$351,905	$—

Age Analysis of Past Due Loans as of December 31, 2011 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$627	$627	$—
Multi-family	—	—	5,422	5,422	183,831	189,253	1,192
Mixed-use	—	—	722	722	50,507	51,229	—
Non-residential real estate	—	545	6,634	7,179	76,423	83,602	—
Construction loans	—	—	7,660	7,660	1,405	9,065	—
Commercial and industrial loans	—	—	—	—	23,725	23,725	—
Consumer	—	—	—	—	68	68	—
Total loans	$—	$545	$20,438	$20,983	$336,586	$357,569	$1,192

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Quality Indicators as of June 30, 2012 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$230,002	$77,336	$208	$22,229	$80	$329,855
Special Mention	3,421	8,803	—	1,750	—	13,974
Substandard	7,629	447	—	—	—	8,076
Total	$241,052	$86,586	$208	$23,979	$80	$351,905

Credit Quality Indicators as of December 31, 2011 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$230,128	$73,838	$1,405	$23,725	$68	$329,164
Special Mention	4,259	—	—	—	—	4,259
Substandard	6,722	9,764	7,660	—	—	24,146
Total	$241,109	$83,602	$9,065	$23,725	$68	$357,569

NOTE 7 - LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of June 30, 2012 and December 31, 2011 (in thousands)

	2012	2011

Residential real estate-Multi-family	$7,629	$4,951
Non-residential real estate	447	6,634
Construction loans	—	7,661
Total	$8,076	$19,246

The following table shows the breakdown of loans modified for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012			2012
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Real estate:
Multi-family	—	$—	$—	2	$1,900	$1,900
Non-residential	4	10,500	10,500	4	10,500	10,500
Total	4	$10,500	$10,500	6	$12,400	$12,400

Twelve Months Ended December 31,
2011
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Residential real estate:
Multi-family	2	$2,279	$1,935

The two multi-family mortgage loans had an interest rate of 5% with an amortization of 30 years that was modified to an interest only rate of 2.5% for the first six months of 2012. One of the non-residential loans had an interest rate of 7% that was modified to 2%, plus monthly modified net income of the property. The other three non-residential loans had an interest rate of 6.125% that was modified to 5%, with interest paid in advance for two years from the date of modification.

In the six month ended June 30, 2012, the two multi-family mortgage loans that were modified had defaulted and are classified as non-accrual and substandard. There were no defaults in the six month period ended June 30, 2011.

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

NOTE 9 – DIVIDEND RESTRICTION

NorthEast Community Bancorp MHC (the “MHC”) held 7,273,750 shares, or 57.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 42.5% of outstanding stock, at June 30, 2012. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends through March 31, 2012. The MHC has waived receipt of all past dividends paid by the Company through March 31, 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2012 and December 31, 2011, the aggregate retained earnings restricted for cash dividends waived were $4,146,000 and $ 3,928,000, respectively.

The MHC has determined not to waive receipt of the dividend for the quarter ended June 30, 2012 as it has done in all prior periods.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As of July 21, 2011, the Office of the Comptroller of the Currency (“OCC”) assumed responsibility from the Office of Thrift Supervision for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations, state and federal. In addition, the supervision of savings and loan holding companies (“SLHCs”), such as the Company, and their non-depository subsidiaries transferred to the Board of Governors of the Federal Reserve System (the “Board”) on July 21, 2011.

Due to the conversion of the Bank to a New York State-chartered savings bank on June 29, 2012, the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Department of Financial Services (“NYS”) are now the Bank’s primary regulators. As such, the FDIC and NYS, as an integral part of their examination process, periodically review our allowance for loan losses. The FDIC, NYS, and or the Board could require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations. A large loss or a series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Second Quarter Performance Highlights

The Company’s earnings for the quarter ended June 30, 2012 decreased by $459,000 compared to the same period in 2011 primarily due to a decrease in net interest income and an increase in non-interest expenses, partially offset by a decrease in provision for loan losses, an increase in non-interest income and a decrease in the provision for income taxes. The increase in non-interest expense was due to the expansion of our Headquarters and Massachusetts lending and branch operations. In connection with the expansion, the Company hired additional employees to support the lending and branch expansion, acquired additional Headquarters facilities to house the additional employees, purchased additional equipment to support the expansion, and incurred additional expenses related to the support and supervision of the expansion.

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

Non-performing loans decreased by $12.3 million, or 60.5%, to $8.1 million as of June 30, 2012 from $20.4 million as of December 31, 2011. The decrease in non-performing loans is primarily attributable to the satisfaction of six non-performing multi-family and one non-residential mortgage loans and the upgrade of two non-residential and four construction mortgage loans to current status, partially offset by the addition of five non-performing multi-family mortgage loans.

We continue to monitor our loan portfolio closely and adjust the level of allowance for loan losses appropriately as updated information becomes available. In this regard, the Company’s Special Assets Group reviews all non-performing loans, potential non-performing loans, and restructured loans each month. The monitoring of these loans by the Special Assets Group allows the Company to quickly respond to even modest changes in the loan portfolio’s performance.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets decreased by $35.8 million, or 7.3%, to $453.4 million at June 30, 2012 from $489.3 million at December 31, 2011. The decrease in total assets was due to decreases of $30.3 million in cash and cash equivalents, $2.2 million in loans receivable, net, $2.1 million in securities held-to-maturity, $1.2 million in certificates of deposits at other financial institutions, $620,000 in real estate owned, $555,000 in accrued interest receivable, and $278,000 in Federal Home Loan Bank of New York (“FHLB”) stock, partially offset by increases of $1.1 million in premises and equipment and $285,000 in bank owned life insurance. The decrease in total assets primarily resulted from decreases of $29.6 million in deposits, $789,000 in accounts payable and accrued expenses, $424,000 in advance payments by borrowers for taxes and insurance, and repayment of $5.0 million in FHLB advances.

Cash and cash equivalents decreased by $30.3 million, or 36.6%, to $52.3 million at June 30, 2012 from $82.6 million at December 31, 2011 due primarily to the above mentioned decreases in deposits, accounts payable and accrued expenses, advance payments by borrowers for taxes and insurance, and repayment of FHLB advances.

Securities held-to-maturity decreased by $2.1 million, or 12.9%, to $14.0 million at June 30, 2012 from $16.1 million at December 31, 2011 due primarily to repayments of $2.1 million. Certificates of deposits at other financial institutions decreased by $1.2 million, or 47.2%, to $1.4 million at June 30, 2012 from $2.6 million at December 31, 2011 due to the maturity and redemption of various certificates of deposits.

Loans receivable, net, decreased by $2.2 million, or 0.6%, to $348.7 million at June 30, 2012 from $350.9 million at December 31, 2011 due primarily to loan repayments and charge-offs totaling $31.8 million that exceeded loan originations totaling $29.6 million.

FHLB stock decreased by $278,000, or 17.0%, to $1.4 million at June 30, 2012 from $1.6 million at December 31, 2011 due primarily to a decrease in the amount of FHLB stock that we are required to hold as a result of decreases in FHLB advances and the mortgage loan portfolio.

Accrued interest receivable decreased by $555,000, or 37.0%, to $944,000 at June 30, 2012 from $1.5 million at December 31, 2011 due to a decrease in the yield and balance of the mortgage loan portfolio. Bank owned life insurance increased by $285,000, or 1.7%, to $17.0 million at June 30, 2012 from $16.7 million at December 31, 2011 due to accrued earnings during 2012.

Real estate owned decreased by $620,000 due to a reclassification of a foreclosed property from real estate owned to premises and equipment. Concurrently, premises and equipment increased by $1.1 million, or 12.6%, to $10.0 million at June 30, 2012 from $8.9 million at December 31, 2011 due to the acquisition of a branch site in Massachusetts, the addition of a Headquarters annex, and the reclassification of a foreclosed property.

Deposits decreased by $29.6 million, or 8.4%, to $324.0 million at June 30, 2012 from $353.6 million at December 31, 2011. The decrease in deposits was primarily attributable to decreases of $34.4 million in our NOW and money market accounts and $10.3 million in certificates of deposits, offset by increases of $11.3 million in our regular savings accounts and $3.8 million in non-interest bearing accounts.

Advance payments by borrowers for taxes and insurance decreased by $424,000, or 12.6%, to $2.9 million at June 30, 2012 from $3.4 million at December 31, 2011 due primarily to remittances of taxes for our borrowers.

FHLB advances decreased by $5.0 million, or 25.0%, to $15.0 million at June 30, 2012 from $20.0 million at December 31, 2011 due primarily to the maturity and repayment of certain FHLB advances.

Accounts payable and accrued expenses decreased by $789,000, or 15.1%, to $4.4 million at June 30, 2012 from $5.2 million at December 31, 2011 due to the payment of the Company’s 2011 income taxes and the pay-off during the March 31, 2012 quarter of a note payable that was reclassified as accounts payable of $175,000 at December 31, 2011.

Stockholders’ equity increased by $12,000 to $107.1 million at June 30, 2012, from $107.1 million at December 31, 2011. This increase was primarily the result of comprehensive income of $454,000 and the amortization of $77,000 for the ESOP for the period, partially offset by cash dividends declared of $519,000.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. Net income decreased by $459,000, or 63.4%, to $265,000 for the quarter ended June 30, 2012, from $724,000 for the quarter ended June 30, 2011. The decrease was primarily the result of an increase of $1.1 million in non-interest expenses and a decrease of $83,000 in net interest income, offset by an increase of $182,000 in non-interest income and decreases of $276,000 in provision for loan losses and $295,000 in income taxes.

Net Interest Income. Net interest income decreased by $83,000, or 1.9%, to $4.2 million for the three months ended June 30, 2012 from $4.3 million for the three months ended June 30, 2011. The decrease in net interest income resulted primarily from a decrease of $424,000 in interest income that exceeded a decrease of $341,000 in interest expense and decreases in the net interest spread and the net interest margin.

In this regard, the net interest spread decreased by 21 basis points to 3.41% for the three months ended June 30, 2012 from 3.62% for the three months ended June 30, 2011. The net interest margin decreased by 34 basis points between these periods from 3.99% for the quarter ended June 30, 2011 to 3.65% for the quarter ended June 30, 2012. The decrease in the interest rate spread and the net interest margin in the second quarter of 2012 compared to the same period in 2011 was due to a decrease in the yield on our interest-earning assets that exceeded a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 72 basis points to 4.45% for the three months ended June 30, 2012 from 5.17% for the three months ended June 30, 2011 and the cost of our interest-bearing liabilities decreased by 51 basis points to 1.04% for the three months ended June 30, 2012 from 1.55% for the three months ended June 30, 2011. The decrease in the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2011 which continued into the second quarter of 2012.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$356,024	$4,969	5.58%	$372,537	$5,338	5.73%
Securities (including FHLB stock)	16,187	126	3.11	21,554	178	3.30
Other interest-earning assets	86,665	9	0.04	33,567	12	0.14
Total interest-earning assets	458,876	5,104	4.45	427,658	5,528	5.17
Allowance for loan losses	(6,667)			(7,832)
Non-interest-earning assets	38,696			33,220
Total assets	$490,905			$453,046

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$112,014	$127	0.45%	$74,778	$149	0.80%
Savings and club accounts	91,808	131	0.57	58,042	87	0.60
Certificates of deposit	137,369	527	1.53	167,159	880	2.11
Total interest-bearing deposits	341,191	785	0.92	299,979	1,116	1.49

Borrowings	15,000	137	3.65	25,170	147	2.34
Total interest-bearing liabilities	356,191	922	1.04	325,149	1,263	1.55

Noninterest-bearing demand	18,030			10,986
Other liabilities	8,988			8,164
Total liabilities	383,209			344,299

Stockholders’ equity	107,696			108,747
Total liabilities and Stockholders’ equity	$490,905			$453,046
Net interest income		$4,182			$4,265
Interest rate spread			3.41%			3.62%
Net interest margin			3.65%			3.99%
Net interest-earning assets	$102,685			$102,509
Interest-earning assets to interest-bearing liabilities	128.83%			131.53%

Total interest income decreased by $424,000, or 7.7%, to $5.1 million for the three months ended June 30, 2012, from $5.5 million for the three months ended June 30, 2011. Interest income on loans decreased by $369,000, or 6.9%, to $5.0 million for the three months ended June 30, 2012 from $5.3 million for the three months ended June 30, 2011 as a result of a decrease of 15 basis points in the average yield on loans to 5.58% for the three months ended June 30, 2012 from 5.73% for the three months ended June 30, 2011. The decrease in interest income and the average yield on loans was due to the pay-off of numerous higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of numerous mortgage loans in our loan portfolio. The decrease in interest income was also due to a decrease of $16.5 million, or 4.4%, in the average balance of the loan portfolio to $356.0 million for the three months ended June 30, 2012 from $372.5 million for the three months ended June 30, 2011 as repayments outpaced originations.

Interest income on securities decreased by $52,000, or 29.2%, to $126,000 for the three months ended June 30, 2012 from $178,000 for the three months ended June 30, 2011. The decrease was primarily due to a decrease of $5.4 million, or 24.9%, in the average balance of securities to $16.2 million for the three months ended June 30, 2012 from $21.6 million for the three months ended June 30, 2011. The decrease in the average balance was due to the principal repayments on investment securities and a decrease in FHLB New York stock. The decrease in interest income on securities was also due to the re-pricing of the yield of our adjustable rate investment securities and to the decline in interest rates from June 30, 2011 to June 30, 2012. As a result, the average yield on securities decreased by 19 basis points to 3.11% for the three months ended June 30, 2012 from 3.30% for the three months ended June 30, 2011.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $3,000, or 25.0% to $9,000 for the three months ended June 30, 2012 from $12,000 for the three months ended June 30, 2011. The decrease was primarily due to a decrease of 10 basis points in the average yield on other interest-earning assets to 0.04% for the three months ended June 30, 2012 from 0.14% for the three months ended June 30, 2011. The decrease in the average yield was offset by an increase of $53.1 million, or 158.2%, in the average balance of interest-earning assets to $86.7 million for the three months ended June 30, 2012 from $33.6 million for the three months ended June 30, 2011.

The decline in the yield was due to a decrease in the yield on our interest-earning deposits at the FHLB and the maturity of higher yielding certificates of deposits at other financial institutions. The increase in the average balance of other interest-earning assets was due to an increase in cash and cash equivalents, offset by a decrease in certificates of deposit at other financial institutions.

Total interest expense decreased by $341,000, or 27.0%, to $922,000 for the three months ended June 30, 2012 from $1.3 million for the three months ended June 30, 2011. Interest expense on deposits decreased by $331,000, or 29.7%, to $785,000 for the three months ended June 30, 2012 from $1.1 million for the three months ended June 30, 2011. During this same period, the average cost of deposits decreased by 57 basis points to 0.92% for the three months ended June 30, 2012 from 1.49% for the three months ended June 30, 2011.

Due to an effort by the Company to decrease reliance on high cost certificates of deposit by shifting deposits to lower cost interest-bearing demand deposits and savings and holiday club deposits, the average balance of certificates of deposit decreased by $29.8 million, or 17.8%, to $137.4 million for the three months ended June 30, 2012 from $167.2 million for the three months ended June 30, 2011. As a result of the decrease in the average balance of certificates of deposit, interest expense on our certificates of deposit decreased by $353,000, or 40.1%, to $527,000 for the three months ended June 30, 2012 from $880,000 for the three months ended June 30, 2011. The decrease in interest expense on our certificates of deposit was also due to a decrease of 58 basis points in the average cost of our certificates of deposit to 1.53% for the three months ended June 30, 2012 from 2.11% for the three months ended June 30, 2011.

The shift in deposits caused the interest expense on our other deposit products to increase by $22,000, or 9.3%, to $258,000 for the three months ended June 30, 2012 from $236,000 for the three months ended June 30, 2011. The increase was due to an increase of $37.2 million, or 49.8%, in the average balance of interest-bearing demand deposits to $112.0 million for the three months ended June 30, 2012 from $74.8 million for the three months ended June 30, 2011 and an increase of $33.8 million, or 58.2%, in the average balance of our savings and holiday club deposits to $91.8 million for the three months ended June 30, 2012 from $58.0 million for the three months ended June 30, 2011.

The increase in the interest expense on our other deposit products was offset by a decrease of 35 basis points in the cost of our interest-bearing demand deposits to 0.45% for the three months ended June 30, 2012 from 0.80% for the three months ended June 30, 2011 and a decrease of 3 basis points in the cost of our savings and holiday clubs to 0.57% for the three months ended June 30, 2012 from 0.60% for the three months ended June 30, 2012 from 0.60% for the three months ended June 30, 2011.

Interest expense on borrowings decreased by $10,000, or 6.8%, to $137,000 for the three months ended June 30, 2012 from $147,000 for the three months ended June 30, 2011. The decrease was primarily due to a decrease of $10.2 million, or 40.4%, in the average balance of borrowed money to $15.0 million for the three months ended June 30, 2012 from $25.2 million for the three months ended June 30, 2011. Offsetting the decrease in interest expense on borrowings was an increase of 131 basis points in the cost of borrowed money to 3.65% for the three months ended June 30, 2012 from 2.34% for the three months ended June 30, 2011 due primarily to the maturity and repayment of lower costing FHLB advances from 2011 to 2012.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$7,086	$7,908
Provision for loan losses	117	393
Charge-offs	3,336	701
Recoveries	—	—
Net charge-offs	3,336	701
Allowance at end of period	$3,867	$7,600

Allowance to nonperforming loans	47.89%	40.15%
Allowance to total loans outstanding at the end of the period	1.10%	2.03%
Net charge-offs (recoveries) to average loans outstanding during the period	0.94%	0.75%

The allowance to non-performing loans ratio increased to 47.89% at June 30, 2012 from 40.15% at June 30, 2011 due primarily to the decrease in non-performing loans to $8.1 million at June 30, 2012 from $18.9 million at June 30, 2011, offset by a decrease in the allowance for loan losses. The decrease in non-performing loans was due to the identification, monitoring and resolution of several non-performing loans that eventually were paid-off or became performing as of June 30, 2012.

The decrease in the allowance for loan losses was due to charge-offs of $3.3 million against four non-performing multi-family mortgage loans, four non-performing non-residential mortgage loans, and one non-performing construction mortgage loan during the three months ended June 30, 2012. The charge-offs for 2012 increased by $2.6 million, or 375.9%, to $3.3 million compared to charge-offs of $701,000 against six non-performing multi-family mortgage loans during the three months ended June 30, 2011. We did not have any recoveries during the three months ended June 30, 2012 and June 30, 2011.

The allowance for loan losses was $3.87 million at June 30, 2012, $7.40 million at December 31, 2011, and $7.60 million at June 30, 2011. We recorded provision for loan losses of $117,000 for the three month period ended June 30, 2012 compared to provision for loan losses of $393,000 for the three month period ended June 30, 2011.

Non-interest Income. Non-interest income increased by $182,000, or 41.9%, to $616,000 for the three months ended June 30, 2012 from $434,000 for the three months ended June 30, 2011. The increase was primarily due to a $146,000 increase in other loan fees and service charges, primarily due to $137,000 in mortgage broker fee income, a $32,000 increase in fee income generated by Hayden Wealth Management Group, and a $3,000 net gain on the disposition of fixed assets, partially offset by a $4,000 decrease in earnings on bank owned life insurance.

Non-interest Expense. Non-interest expense increased by $1.1 million, or 35.1%, to $4.3 million for the three months ended June 30, 2012 from $3.2 million for the three months ended June 30, 2011. The increase resulted primarily from increases of $594,000 in salaries and employee benefits, $366,000 in other non-interest expense, $81,000 in outside data processing expense, $62,000 in equipment expense, $13,000 in advertising expense, and $12,000 in occupancy expense.

Salaries and employee benefits, which represented 51.1% of the Company’s non-interest expense during the quarter ended June 30, 2012, increased by $594,000, or 36.4%, to $2.2 million in 2012 from $1.6 million in 2011 due to an increase in the number of full time equivalent employees to 114 at June 30, 2012 from 87 at June 30, 2011. The increase in full time employees was due to the hiring of additional loan production and branch operations personnel in the Company’s Headquarters and Massachusetts locations to support new lending and branch operations activities and the Company’s new mortgage brokerage operations.

Other non-interest expense increased by $366,000, or 45.7%, to $1.2 million in 2012 from $801,000 in 2011 due mainly to increases of $120,000 in legal fees, $102,000 in recruitment expenses related to the hiring of additional loan production and branch operations personnel in the Company’s Headquarters and Massachusetts locations, $62,000 in directors, officers and employee expenses, $39,000 in telephone expenses, $32,000 in service contracts, $15,000 in directors compensation, $9,000 in office supplies and stationery, and $5,000 in insurance expenses. These increases were partially offset by decreases of $13,000 in consulting fees, $2,000 in audit and accounting fees, and $1,000 in real estate owned expenses.

Outside data processing expense increased by $81,000, or 40.5%, to $281,000 in 2012 from $200,000 in 2011 due to additional services provided in 2012 by the Company’s core data processing vendor. Equipment expense increased by $62,000, or 41.3%, to $212,000 in 2012 from $150,000 in 2011 due to purchases of additional equipment to support our Headquarters and Massachusetts expansion.

Advertising expense increased by $13,000, or 31.0%, to $55,000 in 2012 from $42,000 in 2011 due to an increase in marketing efforts to expand our Massachusetts operations. Occupancy expense increased by $12,000, or 4.0%, to $312,000 in 2012 from $300,000 in 2011 due to the Headquarters expansion, the addition of the Massachusetts loan operations facility, and the new Framingham, Massachusetts branch office. Real estate owned expense decreased by $4,000 due to the reclassification of real estate owned expenses to occupancy expense in 2012.

Income Taxes. Income taxes decreased by $295,000, or 81.5%, to $67,000 for the three months ended June 30, 2012 from $362,000 for the three months ended June 30, 2011. The decrease resulted primarily from a $754,000 decrease in pre-tax income in 2012 compared to 2011. The effective tax rate was 20.2% for the three months ended June 30, 2012 and 33.3% for the three months ended June 30, 2011. The decrease in the effective tax rate was primarily due to the increased portion of pre-tax income during 2012 from tax-exempt earnings on bank-owned life insurance.

Comparison of Operating Results For The Six Months Ended June 30, 2012 and 2011

General. Net income decreased by $1.0 million, or 66.8%, to $517,000 for the six months ended June 30, 2012 from $1.6 million for the six months ended June 30, 2011. The decrease was primarily the result of a decrease of $647,000 in net interest income and an increase of $2.0 million in non-interest expense, offset by a decrease of $603,000 in provision for loan losses, an increase of $291,000 in non-interest income, and a decrease of $737,000 in the provision for income taxes.

Net Interest Income. Net interest income decreased by $647,000, or 7.4%, to $8.0 million for the six months ended June 30, 2012 from $8.7 million for the six months ended June 30, 2011. The decrease in net interest income resulted primarily from a decrease of $1.2 million in interest income that exceeded a decrease of $525,000 in interest expense and decreases in the net interest spread and the net interest margin.

In this regard, the net interest spread decreased by 46 basis points to 3.22% for the six months ended June 30, 2012 from 3.68% for the six months ended June 30, 2011. The net interest margin decreased by 58 basis points between these periods from 4.05% for the six months ended June 30, 2011 to 3.47% for the six months ended June 30, 2012. The decrease in the interest rate spread and the net interest margin in the first half of 2012 compared to the same period in 2011 was due to a decrease in the yield on our interest-earning assets that exceeded a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 89 basis points to 4.38% for the six months ended June 30, 2012 from 5.27% for the six months ended June 30, 2011 and the cost of our interest-bearing liabilities decreased by 43 basis points to 1.16% for the six months ended June 30, 2012 from 1.59% for the six months ended June 30, 2011. The decrease in the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2011 which continued into the second quarter of 2012.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$358,414	$9,861	5.50%	$371,732	$10,936	5.88%
Securities	16,837	264	3.14	21,816	363	3.33
Other interest-earning assets	88,091	21	0.05	36,190	19	0.11
Total interest-earning assets	463,342	10,146	4.38	429,738	11,318	5.27
Allowance for loan losses	(6,940)			(7,736)
Non-interest-earning assets	37,725			33,634
Total assets	$494,127			$455,636

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$115,640	$378	0.65%	$77,628	$309	0.80%
Savings and club accounts	89,706	329	0.73	57,388	171	0.60
Certificates of deposit	139,014	1,110	1.60	170,694	1,821	2.13
Total interest-bearing deposits	344,360	1,817	1.06	305,710	2,301	1.51

Borrowings	17,044	280	3.29	23,815	321	2.69
Total interest-bearing liabilities	361,404	2,097	1.16	329,525	2,622	1.59

Noninterest-bearing demand	17,268			10,251
Other liabilities	7,874			6,994
Total liabilities	386,546			346,770

Stockholders’ equity	107,581			108,866
Total liabilities and Stockholders’ equity	$494,127			$455,636
Net interest income		$8,049			$8,696
Interest rate spread			3.22%			3.68%
Net interest margin			3.47%			4.05%
Net interest-earning assets	$101,938			$100,213
Average interest-earning assets to average interest-bearing liabilities	128.21%			130.41%

Total interest income decreased by $1.2 million, or 10.4%, to $10.1 million for the six months ended June 30, 2012, from $11.3 million for the six months ended June 30, 2011. Interest income on loans decreased by $1.1 million, or 9.8%, to $9.8 million for the six months ended June 30, 2012 from $10.9 million for the six months ended June 30, 2011 as a result of a decrease of 38 basis points in the average yield on loans to 5.50% for the six months ended June 30, 2012 from 5.88% for the six months ended June 30, 2011. The decrease in interest income and the average yield on loans was due to the pay-off of numerous higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of numerous mortgage loans in our loan portfolio. The decrease in interest income was also due to a decrease of $13.3 million, or 3.6%, in the average balance of the loan portfolio to $358.4 million for the six months ended June 30, 2012 from $371.7 million for the six months ended June 30, 2011 as repayments outpaced originations.

Interest income on securities decreased by $99,000, or 27.3%, to $264,000 for the six months ended June 30, 2012 from $363,000 for the six months ended June 30, 2011. The decrease was primarily due to a decrease of $5.0 million, or 22.8%, in the average balance of securities to $16.8 million for the six months ended June 30, 2012 from $21.8 million for the six months ended June 30, 2011. The decrease in the average balance was due to principal repayments on investment securities and a decrease in FHLB New York stock. The decrease in interest income on securities was also due to a decrease of 19 basis points in the average yield on securities to 3.14% for the six months ended June 30, 2012 from 3.33% for the six months ended June 30, 2011. The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities and the decline in interest rates from June 30, 2011 to June 30, 2012.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $2,000, or 10.5%, to $21,000 for the six months ended June 30, 2012 from $19,000 for the six months ended June 30, 2011. The increase was primarily the result of an increase of $51.9 million, or 143.4%, in the average balance of other interest-earning assets to $88.1 million for the six months ended June 30, 2012 from $36.2 million for the six months ended June 30, 2011. The increase in the average balance of other interest-earning assets was due to increased levels of cash and cash equivalents, offset by a decrease in certificates of deposit. The increase in interest income on other interest-earning assets was offset by a decrease of 6 basis points in the yield to 0.05% for the six months ended June 30, 2012 from 0.11% for the six months ended June 30, 2011. The decline in the yield was due to a decrease in the yield on our interest-earning deposits at the FHLB and the maturity of higher yielding certificates of deposits at other financial institutions.

Total interest expense decreased by $525,000, or 20.0%, to $2.1 million for the six months ended June 30, 2012 from $2.6 million for the six months ended June 30, 2011. Interest expense on deposits decreased by $484,000, or 21.0%, to $1.8 million for the six months ended June 30, 2012 from $2.3 million for the six months ended June 30, 2011. During this same period, the average interest cost of deposits decreased by 45 basis points to 1.06% for the six months ended June 30, 2012 from 1.51% for the six months ended June 30, 2011.

Due to an effort by the Company to decrease reliance on high cost certificates of deposits by shifting deposits to lower cost interest-bearing demand deposits and savings and holiday club deposits, the average balance of certificates of deposits decreased by $31.7 million, or 18.6%, to $139.0 million for the six months ended June 30, 2012 from $170.7 million for the six months ended June 30, 2011. As a result, interest expense on our certificates of deposit decreased by $711,000, or 39.0%, to $1.1 million for the six months ended June 30, 2012 from $1.8 million for the six months ended June 30, 2011. The decrease in interest expense on our certificates of deposits was also due to a decrease of 53 basis points to 1.60% for the six months ended June 30, 2012 from 2.13% for the six months ended June 30, 2011.

The shift in deposits caused the interest expense on our other deposit products to increase by $227,000, 47.3%, to $707,000 for the six months ended June 30, 2012 from $480,000 for the six months ended June 30, 2011. The increase was due to an increase of $38.0 million, or 49.0%, in the average balance of interest-bearing demand deposits to $115.6 million for the six months ended June 30, 2012 from $77.6 million for the six months ended June 30, 2011 and an increase of $32.3 million, or 56.3%, in the average balance of our savings and holiday club deposits to $89.7 million for the six months ended June 30, 2012 from $57.4 million for the six months ended June 30, 2011. The increase was also due to an increase of 13 basis points in the cost of our savings and holiday clubs to 0.73% for the six months ended June 30, 2012 from 0.60% for the six months ended June 30, 2011. The increase in the interest expense on our other deposit products was offset by a decrease of 15 basis points in the cost of our interest-bearing demand deposits to 0.65% for the six months ended June 30, 2012 from 0.80% for the six months ended June 30, 2011.

Interest expense on borrowings decreased by $41,000, or 12.8%, to $280,000 for the six months ended June 30, 2012 from $321,000 for the six months ended June 30, 2011. The decrease was primarily due to a decrease of $6.8 million, or 28.4%, in the average balance of borrowed money to $17.0 million for the six months ended June 30, 2012 from $23.8 million for the six months ended June 30, 2011. Offsetting the decrease in interest expense on borrowings was an increase of 59 basis points in the cost of borrowed money to 3.29% for the six months ended June 30, 2012 from 2.69% for the six months ended June 30, 2011 due primarily to the maturity and repayment of lower costing FHLB advances from 2011 to 2012.

Allowance for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$7,397	$7,647
Provision for loan losses	117	720
Charge-offs	3,652	767
Recoveries	5	—
Net charge-offs	3,647	767
Allowance at end of period	$3,867	$7,600

We recorded provisions for loan losses of $117,000 and $720,000 for the six-month periods ended June 30, 2012 and 2011, respectively. We charged-off $3.7 million against six non-performing multi-family mortgage loans, four non-performing non-residential mortgage loans, and one construction loan during the six months ended June 30, 2012 compared to charge-offs of $767,000 against seven non-performing multi-family mortgage loans during the six months ended June 30, 2011. We recorded recoveries of $5,000 during the six months ended June 30, 2012 compared to no recoveries during the six months ended June 30, 2011.

Non-interest Income. Non-interest income increased by $291,000, or 34.1%, to $1.1 million for the six months ended June 30, 2012 from $854,000 for the six months ended June 30, 2011. The increase was primarily due to a $274,000 increase in other loan fees and service charges, primarily due to $227,000 in mortgage broker fee income, and a $28,000 increase in fee income generated by Hayden Wealth Management Group, partially offset by a $7,000 decrease in earnings on bank owned life insurance, a $3,000 net loss on the disposition of fixed assets, and a $1,000 decrease in other non-interest income.

Non-interest Expense. Non-interest expense increased by $2.0 million, or 31.7%, to $8.4 million for the six months ended June 30, 2012 from $6.4 million for the six months ended June 30, 2011. The increase resulted primarily from increases of $1.1 million in salaries and employee benefits, $755,000 in other non-interest expense, $107,000 in outside data processing expense, $73,000 in equipment expense, $50,000 in advertising expense, and $24,000 in occupancy expense, offset by a decrease of $38,000 in FDIC insurance expense.

Salaries and employee benefits, which represented 51.9% of the Company’s non-interest expense during the six months ended June 30, 2012, increased by $1.1 million, or 31.8%, to $4.4 million in 2012 from $3.3 million in 2011 due to an increase in the number of full time equivalent employees to 114 at June 30, 2012 from 87 at June 30, 2011. The increase was primarily due to the hiring of additional loan production and branch operations personnel in the Company’s Headquarters and Massachusetts locations to support new lending and branch operations activities and the Company’s new mortgage brokerage operations.

Other non-interest expense increased by $755,000, or 49.7%, to $2.3 million in 2012 from $1.5 million in 2011 due mainly to increases of $223,000 in legal fees related to litigation and regulatory matters, $217,000 in directors, officers and employee expenses, $194,000 in recruitment expenses related to the hiring of additional loan production and branch operations personnel in the Company’s Headquarters and Massachusetts locations, $65,000 in telephone expenses, $48,000 in service contracts, $35,000 in directors compensation, $12,000 in office supplies and stationery, and $6,000 in insurance expenses. These increases were partially offset by decreases of $45,000 in audit and accounting fees and $6,000 in real estate owned expenses.

Outside data processing expense increased by $107,000, or 26.2%, to $515,000 in 2012 from $408,000 in 2011 due to additional services provided in 2012 by the Company’s core data processing vendor. Equipment expense increased by $73,000, or 25.6%, to $358,000 in 2012 from $285,000 in 2011 due to purchases of additional equipment to support our Headquarters and Massachusetts expansion.

Advertising expense increased by $50,000, or 79.4%, to $113,000 in 2012 from $63,000 in 2011 due to an increase in marketing efforts to expand our Massachusetts operations. Occupancy expense increased by $24,000, or 4.2%, to $601,000 in 2012 from $577,000 in 2011 due to the Headquarters expansion, the addition of the Massachusetts loan operations facility, and the new Framingham, Massachusetts branch office.

FDIC insurance expense decreased by $38,000, or 16.6%, to $191,000 in 2012 from $229,000 in 2011 due to a decrease in the Company’s quarterly assessment multiplier. Real estate owned expense decreased by $13,000 due to the reclassification of real estate owned expenses to occupancy expense in 2012.

Income Taxes. Income tax expense decreased by $737,000, or 84.7%, to $133,000 for the six months ended June 30, 2012 from $870,000 for the six months ended June 30, 2011. The decrease resulted primarily from a $1.8 million decrease in pre-tax income in 2012 compared to 2011. The effective tax rate was 20.5% for the six months ended June 30, 2012 and 35.8% for the six months ended June 30, 2011. The decrease in the effective tax rate was primarily due to the increased portion of pre-tax income during 2012 from tax-exempt earnings on bank-owned life insurance.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At June 30, 2012	At December 31, 2011
	(Dollars in thousands)

Non-accrual loans	$8,076	$19,246
Loans past due 90 days or more and accruing	—	1,192
Total nonaccrual and 90 days or more past due loans	8,076	20,438
Other non-performing loans	—	—
Total non-performing loans	8,076	20,438
Real estate owned	—	620
Total non-performing assets	8,076	21,058

Accruing troubled debt restructurings	14,570	14,039
Nonaccrual troubled debt restructurings	5,360	1,435
Total troubled debt restructurings	19,930	15,474
Less nonaccrual troubled debt restructurings in total nonaccrual loans	5,360	1,435

Total troubled debt restructurings and non-performing assets	$22,646	$35,097

Total non-performing loans to total loans	2.29%	5.72%
Total non-performing loans to total assets	1.78%	4.30%
Total non-performing assets and troubled debt restructurings to total assets	4.99%	7.17%

The non-accrual loans at June 30, 2012 consisted of eight loans in the aggregate – six multi-family mortgage loans, one mixed-use mortgage loan, and one non-residential mortgage loan.

The non-accrual multi-family mortgage loans, net of charge-offs of $424,000, totalled $6.9 million at June 30, 2012, consisting primarily of the following mortgage loans:

(1) A delinquent loan with an outstanding balance of $2.3 million, net of charge-off of $43,000, secured by an apartment building. Foreclosure action was filed on June 28, 2012. We have filed a rent receiver application. We will continue to monitor the operations of the building, and adjust the reserve if necessary.

(2) A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building. The borrower and all of the borrower’s related properties are operating under chapter 11 bankruptcy protection and are making regularly scheduled payments as approved by the trustee. Subsequent to June 30, 2012, the borrower’s plan was confirmed, and this loan is now performing as mandated by the plan.

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

(4) A delinquent loan with an outstanding balance of $1.0 million, net of charge-off of $206,000, secured by an apartment building. The Company has not filed foreclosure actions on the property because the Housing Court has appointed a receiver for the building due to various code violations. We are evaluating the options available to us.

(5) A delinquent loan with an outstanding balance of $900,000, net of charge-off of $175,000, secured by an apartment building. The Company has not filed foreclosure actions on the property because the Housing Court has appointed a Receiver for the building due to various code violations. We are evaluating the options available to us.

(6) A delinquent loan with an outstanding balance of $385,000 secured by an apartment building. The Company filed a foreclosure action on June 27, 2012. We are evaluating a possible loan assumption by an existing borrower.

The one non-accrual mixed-use mortgage loan totaled $732,000 at June 30, 2012:

(1) An outstanding balance of $732,000 secured by a mixed-use apartment building. The Company filed a foreclosure action and the court granted the Company’s request for the appointment of a receiver of rents for the property. We received the Court’s judgment of foreclosure and sale and anticipate a sale date by early October 2012. We will continue to monitor the progress of the foreclosure action.

The one non-accrual non-residential mortgage loans totaled $447,000 at June 30, 2012:

(1) An outstanding balance of $447,000, net of charge-off of $400,000, secured by a strip shopping center and warehouse. The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The borrower is making monthly escrow payments. We do not anticipate any additional losses on this loan and expect to recover all legal and court fees upon resolution of the suit.

We are in the process of foreclosing on two of the multi-family and the mixed-use mortgage loans discussed above. Based on recent fair value analyses of these properties, the Company does not expect any losses beyond the amounts already charged off. Except for the above-mentioned second and third non-accrual multi-family mortgage loans and the non-residential mortgage loan, all of the above-mentioned eight loans have been classified as substandard.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $52.3 million at June 30, 2012 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. The Company can also borrow an additional $68.7 million from the FHLB of New York to provide additional liquidity.

At June 30, 2012, we had $55.7 million in loan commitments outstanding, consisting of $34.9 million in unused commercial business lines of credit, $11.5 million of real estate loan commitments, $7.7 million in unused real estate equity lines of credit, $1.2 million of commercial and industrial loan commitments, $267,000 in unused loans in process, and $156,000 in consumer lines of credit. Certificates of deposit due within one year of June 30, 2012 totaled $82.0 million. This represented 62.0% of certificates of deposit at June 30, 2012. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At June 30, 2012, we had the ability to borrow $68.7 million, net of $15.0 million in outstanding advances, from the FHLB of New York. At June 30, 2012, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At June 30, 2012, the Company had liquid assets of $14.4 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three and six months ended June 30, 2012 and the year ended December 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Retail Banking Officer, Chief Lending Officer – New England Region, Chief Lending Officer – Mid-Atlantic Region, and Treasurer, whose function is to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The following table presents the change in our net portfolio value at June 30, 2012 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$112,897	$(12,901)	(10)%	25.37%	(137) bp
200	117,069	(8,729)	(7)%	25.88%	(86) bp
100	121,687	(4,111)	(3)%	26.38%	(36) bp
0	125,798		—	26.74%
(100)	128,235	2,437	2%	26.94%	20 bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, the MHC and each of the directors of the Company and the MHC. The complaint alleges that the directors have breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC.  As for relief, the complaint requests, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. The Company believes that the claims asserted are without merit and intends to vigorously defend the case. On December 14, 2011, the Company filed a motion to dismiss the complaint. The plaintiff has filed an opposition to the Company’s motion to dismiss and a cross motion for leave to amend the complaint in the event the court were to conclude that the initial complaint fails to state a viable claim. The court held a hearing on the motion to dismiss on April 19, 2012 but did not rule on the motion at that time. The Company expects there will be a ruling on the motion to dismiss in the near future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Participation Agreement under the Northeast Community Bank Supplemental Executive Retirement Plan for Jose M. Collazo

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_____________________________

* Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: August 14, 2012	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer

