Form 10-Q
period 2012-09-30
NORTHEAST COMMUNITY BANCORP INC
filed 2012-11-20
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, there were 12,644,752 shares of the registrant’s common stock outstanding.

Explanatory Note

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (“Form 10-Q”), Northeast Community Bancorp, Inc. (the “Company”) is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meeting filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. The Company was unable to file its Form 10-Q on a timely basis due to the disruptions caused by Hurricane Sandy on the Company’s offices and employees, as well as the Company’s independent auditors, which are all primarily located in regions of New York and New Jersey that were impacted by Hurricane Sandy.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	September 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$6,310	$2,517
Interest-bearing deposits	42,991	80,066
Cash and cash equivalents	49,301	82,583

Certificates of deposit	648	2,640
Securities available-for-sale	132	149
Securities held-to-maturity (fair value of $13,647 and $16,662, respectively)	13,059	16,099
Loans receivable, net of allowance for loan losses of $5,705 and $7,397, respectively	341,507	350,894
Premises and equipment, net	12,956	8,907
Federal Home Loan Bank of New York stock, at cost	1,355	1,633
Bank owned life insurance	19,684	16,736
Accrued interest receivable	962	1,499
Goodwill	1,310	1,310
Intangible assets	446	466
Real estate owned	—	620
Other assets	6,314	5,753
Total assets	$447,674	$489,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$23,334	$15,046
Interest bearing	295,665	338,590
Total deposits	318,999	353,636

Advance payments by borrowers for taxes and insurance	4,014	3,353
Federal Home Loan Bank advances	15,000	20,000
Accounts payable and accrued expenses	3,612	5,235
Total liabilities	341,625	382,224
Stockholders’ equity:
	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; 12,644,752 shares outstanding	132	132
Additional paid-in capital	57,209	57,292
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,435)	(3,629)
Retained earnings	56,075	57,076
Treasury stock – at cost, 580,248 shares	(3,712)	(3,712)
Accumulated other comprehensive loss	(220)	(94)
Total stockholders’ equity	106,049	107,065
Total liabilities and stockholders’ equity	$447,674	$489,289

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

INTEREST INCOME:
Loans	$4,817	$5,378	$14,678	$16,314
Interest-earning deposits	7	9	29	29
Securities – taxable	116	186	379	548

Total Interest Income	4,940	5,573	15,086	16,891

INTEREST EXPENSE:
Deposits	634	1,127	2,451	3,428
Borrowings	139	161	419	482

Total Interest Expense	773	1,288	2,870	3,910

Net Interest Income	4,167	4,285	12,216	12,981

PROVISION FOR LOAN LOSSES	1,912	393	2,029	1,113

Net Interest Income after Provision for Loan Losses	2,255	3,892	10,187	11,868

NON-INTEREST INCOME:
Other loan fees and service charges	293	96	716	244
Gain (loss) on disposition of equipment	—	15	(9)	10
Earnings on bank owned life insurance	163	149	448	442
Investment advisory fees	242	259	681	670
Other	4	(2)	10	5

Total Non-Interest Income	702	517	1,846	1,371

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,554	1,862	6,928	5,182
Occupancy expense	375	294	983	884
Equipment	219	173	577	458
Outside data processing	265	185	780	592
Advertising	81	58	194	122
FDIC insurance premiums	91	87	283	315
Other	1,219	1,072	3,485	2,579

Total Non-Interest Expenses	4,804	3,731	13,230	10,132

Income (Loss) before Provision (Benefit) for Income Taxes	(1,847)	678	(1,197)	3,107

PROVISION (BENEFIT) FOR INCOME TAXES	(847)	211	(714)	1,081

Net Income (Loss)	$(1,000)	$467	$(483)	$2,026
Net Income (Loss) per Common Share – Basic	$(0.08)	$0.04	$(0.04)	$0.16
Weighted Average Number of Common Shares Outstanding – Basic	12,298	12,277	12,292	12,518
Dividends Declared per Common Share	$—	$0.03	$0.06	$0.09

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2012	2011	2012	2011
Net income (Loss)
Other comprehensive income (loss):	$(1,000)	$467	$(483)	$2,026
Pension liability – DRP, net of taxes of $50, $6, $84, and $21, respectively	(63)	8	(126)	66
Unrealized loss on securities available for sale, net of taxes of $0	—	—	—	(1)
Total comprehensive income (loss)	$(1,063)	$475	$(609)	$2,091

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2012 and 2011 (in thousands)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2010	$132	$57,391	$(3,888)	$55,335	$(664)	$(167)	$108,139
Net income				2,026			2,026
Other comprehensive income						65	65
Purchase of 470,048 shares of treasury stock	—	—	—	—	(3,049)	—	(3,049)
Cash dividend declared ($.09 per share)	—	—	—	(463)		—	(463)
ESOP shares earned	—	(72)	194	—	—	—	122
Balance – September 30, 2011	$132	$57,319	$(3,694)	$56,898	$(3,713)	$(102)	$106,840
Balance at December 31, 2011	$132	$57,292	$(3,629)	$57,076	$(3,712)	$(94)	$107,065
Net loss				(483)			(483)
Other comprehensive loss						(126)	(126)
Cash dividend declared ($.06 per share)				(518)			(518)
ESOP shares earned		(83)	194				111
Balance – September 30, 2012	$132	$57,209	$(3,435)	$56,075	$(3,712)	$(220)	$106,049

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(483)	$2,026
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	33	34
Provision for loan losses	2,029	1,113
Depreciation	497	515
Net amortization of deferred loan fees and costs	147	118
Amortization of intangible assets	20	45
Deferred income tax expense (benefit)	529	(228)
Accretion of discount on note payable	—	6
Retirement plan expense	303	507
(Gain) loss on disposal of equipment	9	(10)
Earnings on bank owned life insurance	(448)	(442)
ESOP compensation expense	111	122
Decrease in accrued interest receivable	537	160
Decrease in other assets	(1,006)	663
Increase (decrease) in accounts payable and accrued expenses	(2,136)	136
Net Cash Provided by Operating Activities	142	4,765
Cash Flows from Investing Activities:
Net decrease in loans	7,211	6,684
Purchase of securities held-to-maturity	—	(984)
Principal repayments on securities available-for-sale	17	10
Principal repayments on securities held-to-maturity	3,007	3,360
Proceeds from maturities of certificates of deposit	1,992	—
Redemption of Federal Home Loan Bank of New York stock	278	251
Proceeds from disposition of equipment	—	10
Purchases of bank owned life insurance	(2,500)	—
Purchases of premises and equipment	(3,935)	(1,334)
Net Cash Provided by Investing Activities	6,070	7,997
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(34,637)	2,448
Proceeds from FHLB of NY advances	—	10,000
Repayment of FHLB of NY advances	(5,000)	(15,000)
Purchase of treasury stock	—	(3,049)
Increase in advance payments by borrowers for taxes and insurance	661	913
Cash dividends paid to minority shareholders	(518)	(463)
Net Cash Used in Financing Activities	(39,494)	(5,151)

Net Increase (Decrease) in Cash and Cash Equivalents	(33,282)	7,611

Cash and Cash Equivalents - Beginning	82,583	44,453

Cash and Cash Equivalents - Ending	$49,301	$52,064

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$2,375	$705
Interest paid	$2,870	$3,428
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Real estate owned transferred to premises and equipment	$620	$—

See Notes to Consolidated Financial Statements

NORTHEAST COMMUNITY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a federally-chartered corporation organized as a mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006. The Bank is a New York State-chartered savings bank and completed its conversion from a federally-chartered savings bank effective as of the close of business on June 29, 2012. The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly owned subsidiaries, New England Commercial Properties, LLC (“NECP”) and NECB Financial Services Group, LLC. NECB Financial Services Group was formed by the Bank in the second quarter of 2012 as a complement to the Bank’s existing investment advisory and financial planning services division, Hayden Wealth Management. As of the filing of this Form 10-Q NECB Financial Services Group has not conducted any business. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or disclosures necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2011 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. That data, along with the interim financial information presented in the consolidated statements of financial condition, operations, comprehensive income (loss), stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after September 30, 2012 and through the date these consolidated financial statements were issued.

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

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of September 30, 2012.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and, during the three and nine-month periods ended September 30, 2012 and 2011, had no potentially dilutive common stock equivalents. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2011 and September 30, 2012, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan. As of December 31, 2011, the Company had allocated 129,605 shares to participants, and an additional 25,921 shares had been committed to be released. As of September 30, 2012, the Company had allocated 155,526 shares to participants, and an additional 19,441 shares had been committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The Company recognized compensation expense of $35,000 and $42,000 during the three-month periods ended September 30, 2012 and 2011, respectively, and $111,000 and $122,000 during the nine-month periods ended September 30, 2012 and 2011, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – Outside Director Retirement Plan (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)

	2012	2011	2012	2011
Service cost	$12	$14	$37	$42
Interest cost	13	10	38	30
Amortization of prior service cost	5	5	16	15
Amortization of actuarial loss	—	1	—	4
Total	$30	$30	$91	$91

This plan is a non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.

NOTE 5 – INVESTMENTS

The following tables sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At September 30, 2012
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$78	$2	$—	$80
Federal National Mortgage Association	50	2	—	52
Total	$128	$4	$—	$132

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$9,789	$445	$—	$10,234
Federal Home Loan Mortgage Corporation	275	8	—	283
Federal National Mortgage Association	226	10	—	236
Collateralized mortgage obligations-GSE	2,768	125	—	2,893
Other	1	—	—	1
Total	$13,059	$588	$—	$13,647

NOTE 5 – INVESTMENTS (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
At December 31, 2011
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$93	$2	$—	$95
Federal National Mortgage Association	52	2	—	54
Total	$145	$4	$—	$149

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$11,884	$414	$—	$12,298
Federal Home Loan Mortgage Corporation	299	8	—	307
Federal National Mortgage Association	275	7	—	282
Collateralized mortgage obligations-GSE	3,640	134	—	3,774
Other	1	—	—	1
Total	$16,099	$563	$—	$16,662

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	September 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Due after five but within ten years	$29	$29
Due after ten years	99	103

	$128	$132

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	September 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Due after one but within five years	$46	$48
Due after five but within ten years	168	174
Due after ten years	12,845	13,425

	$13,059	$13,647

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

For financial assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2012:	(In thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$80	$—	$80	$—
Federal National Mortgage Association	52	—	52
Nonrecurring:
Impaired loans	12,956	—	—	12,956

December 31, 2011:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$95	$—	$95	$—
Federal National Mortgage Association	54	—	54	—
Nonrecurring:
Impaired loans	9,163	—	—	9,163

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
		Unobservable
(In thousands)	Fair Value Estimate	Valuation Techniques	Input	Range
September 30, 2012:
Impaired loans	$12,956	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to 63.0% 2% to 8.0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 6 – Fair Value DISCLOSURES (Continued)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

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

Loans Receivable

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

For impaired loans which the Company has measured and recorded impairment generally based on the fair value of the loan’s collateral, fair value is generally determined based upon independent third-party appraisals of the properties. These assets are typically included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

FHLB of New York Stock

The carrying amount of the FHLB of New York stock is equal to its fair value, and considers the limited marketability of this security.

Deposits

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

NOTE 6 – Fair Value DISCLOSURES (Continued)

FHLB of New York Advances

The fair value of the FHLB advances is estimated based on the discounted value of future contractual payments. The discount rate is equivalent to the estimated rate at which the Company could currently obtain similar financing.

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At September 30, 2012 and December 31, 2011, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are as summarized below:

			Fair Value at September 30, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$49,301	$49,301	$49,301	$—	$—
Certificates of deposit	648	648	648	—	—
Securities available for sale	132	132	—	132	—
Securities held to maturity	13,059	13,647	—	13,647	—
Loans receivable	341,507	354,643	—	—	354,643
FHLB of New York stock	1,355	1,355	1,355	—	—
Accrued interest receivable	962	962	962	—	—
Financial Liabilities
Deposits, including accrued interest	318,999	320,932	179,670	141,262	—
FHLB of New York advances	15,000	15,370	—	15,370	—

	December 31, 2011
(In thousands)	Carrying Amount	Fair Value Estimate
Financial assets:
Cash and cash equivalents	$82,583	$82,583
Certificates of deposit	2,640	2,640
Securities available for sale	149	149
Securities held to maturity	16,099	16,662
Loans receivable	350,894	361,974
FHLB of New York stock	1,633	1,633
Accrued interest receivable	1,499	1,499
Financial liabilities:
Deposits, including accrued interest	353,636	356,950
FHLB of New York advances	20,000	20,686

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is a breakdown of the loan portfolio by segment, and classes under those segments where applicable:

	September 30, 2012	December 31, 2011
	(In thousands)
Residential real estate:
One-to four-family	$7,611	$627
Multi-family	182,545	189,253
Mixed use	43,209	51,229
	233,365	241,109

Non-residential real estate	88,399	83,602
Construction	338	9,065
Commercial and industrial	24,406	23,725
Consumer	77	68

Total Loans	346,585	357,569

Allowance for loan losses	(5,705)	(7,397)
Deferred loan fees and costs	627	722

Net Loans	$341,507	$350,894

The following is an analysis of the allowance for loan losses:

At and for the Nine Months Ended September 30, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,781	$1,596	$1,724	$296	$—	$7,397
Charge-offs	(1,258)	(764)	(1,715)	—	—	(3,737)
Recoveries	16	—	—	—	—	16
Provision	1,573	466	(9)	(1)	—	2,029
Ending balance	$4,112	$1,298	$—	$295	$—	$5,705
Ending balance: individually evaluated for impairment	$1,535	$377	$—	$—	$—	$1,912

Ending balance: collectively evaluated for impairment	$2,577	$921	$—	$295	$—	$3,793

Loans receivable:
Ending balance	$233,365	$88,399	$338	$24,406	$77	$346,585
Ending balance: individually evaluated for impairment	$9,817	$13,506	$—	$1,750	$—	$25,073

Ending balance: collectively evaluated for impairment	$223,548	$74,893	$338	$22,656	$77	$321,512

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

For the Three Months Ended September 30, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,681	$897	$—	$289	$—	$3,867
Charge-offs	(85)	—	—	—	—	(85)
Recoveries	11	—	—	—	—	11
Provision	1,505	401	—	6	—	1,912
Ending balance	$4,112	$1,298	$—	$295	$—	$5,705

For the Nine Months Ended September 30, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,924	$1,560	$2,083	$80	$—	$7,647
Charge-offs	(795)	—	—	—	—	(795)
Recoveries	4	—	—	—	—	4
Provision	987	(350)	455	21	—	1,113
Ending balance	$4,120	$1,210	$2,538	$101	$—	$7,969

For the Three Months Ended September 30, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,893	$1,309	$2,320	$78	$—	$7,600
Charge-offs	(28)	—	—	—	—	(28)
Recoveries	4	—	—	—	—	4
Provision	251	(99)	218	23	—	393
Ending balance	$4,120	$1,210	$2,538	$101	$—	$7,969

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Year Ended December 31, 2011 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,924	$1,560	$2,083	$80	$—	$7,647
Charge-offs	(1,358)	(17)	—	—	—	(1,375)
Recoveries	12	—	—	—	—	12
Provision	1,203	53	(359)	216	—	1,113
Ending balance	$3,781	$1,596	$1,724	$296	$—	$7,397

Ending balance: individually evaluated for impairment	$456	$333	$1,661	$—	$—	$2,450

Ending balance: collectively evaluated for impairment	$3,325	$1,263	$63	$296	$—	$4,947

Loans receivable:
Ending balance	$241,109	$83,602	$9,065	$23,725	$68	$357,569
Ending balance: individually evaluated for impairment	$12,871	$9,764	$7,660	$—	$—	$30,295

Ending balance: collectively evaluated for impairment	$228,238	$73,838	$1,405	$23,725	$68	$327,274

The following is an analysis of the Company’s impaired loans.

Impaired Loans as of or for the three months ended September 30, 2012 (in thousands)

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$4,440	$4,440	$—	$4,453	$164
Non-residential real estate	11,640	11,640	—	11,619	15
Commercial and Industrial	1,750	1,750	—	1,750	26
Subtotal	17,830	17,830	—	17,822	205

With an allowance recorded:
Residential real estate-Multi-family	5,377	5,377	1,535	5,351	—
Non-residential real estate	1,866	1,866	377	1,860	—
Commercial and Industrial	—	—	—	—	—
Subtotal	7,243	7,243	1,912	7,211	—

Total:
Residential real estate-Multi-family	9,817	9,817	1,535	9,804	164
Non-residential real estate	13,506	13,506	377	13,479	15
Commercial and Industrial	1,750	1,750	—	1,750	26
Total	$25,073	$25,073	$1,912	$25,033	$205

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans as of or for the nine months ended September 30, 2012 (in thousands)

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$4,440	$4,440	$—	$4,459	$259
Non-residential real estate	11,640	11,640	—	11,556	1,334
Commercial and Industrial	1,750	1,750	—	1,713	79
Subtotal	17,830	17,830	—	17,728	1,672

With an allowance recorded:
Residential real estate-Multi-family	5,377	5,377	1,535	5,297	36
Non-residential real estate	1,866	1,866	377	1,920	36
Commercial and Industrial	—	—	—	—	—
Subtotal	7,243	7,243	1,912	7,217	72

Total:
Residential real estate-Multi-family	9,817	9,817	1,535	9,756	295
Non-residential real estate	13,506	13,506	377	13,476	1,370
Commercial and Industrial	1,750	1,750	—	1,713	79
Total	$25,073	$25,073	$1,912	$24,945	$1,744

Impaired Loans as of or for the three months ended September 30, 2011 (in thousands)

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$11,700	$11,700	$—	$11,679	$92
Non-residential real estate	9,695	9,695	—	9,104	26
Construction	—	—	—	—	—
Subtotal	21,395	21,395	—	20,783	118

With an allowance recorded:
Residential real estate-Multi-family	1,608	1,608	414	1,591	—
Non-residential real estate	—	—	—	—	—
Construction	7,625	7,625	2,468	7,609	—
Subtotal	9,233	9,233	2,882	9,200	—

Total:
Residential real estate-Multi-family	13,308	13,308	414	13,270	92
Non-residential real estate	9,695	9,695	—	9,104	26
Construction	7,625	7,625	2,468	7,609	—
Total	$30,628	$30,628	$2,882	$29,983	$118

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans as of or for the nine months ended September 30, 2011 (in thousands)

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$11,700	$11,700	$—	$11,637	$347
Non-residential real estate	9,695	9,695	—	9,107	114
Construction	—	—	—	—	—
Subtotal	21,395	21,395	—	20,744	461

With an allowance recorded:
Residential real estate-Multi-family	1,608	1,608	414	1,574	13
Non-residential real estate	—	—	—	—	—
Construction	7,625	7,625	2,468	7,548	—
Subtotal	9,233	9,233	2,882	9,122	13

Total:
Residential real estate-Multi-family	13,308	13,308	414	13,211	360
Non-residential real estate	9,695	9,695	—	9,107	114
Construction	7,625	7,625	2,468	7,548	—
Total	$30,628	$30,628	$2,882	$29,866	$474

Impaired Loans as of and for the year ended December 31, 2011 (in thousands)

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,081	$10,081	$—	$10,245	$422
Non-residential real estate	8,601	8,601	—	8,560	108
Construction	—	—	—	—	—
Subtotal	18,682	18,682	—	18,805	530

With an allowance recorded:
Residential real estate-Multi-family	2,790	2,790	456	2,717	7
Non-residential real estate	1,163	1,163	333	1,154	28
Construction	7,660	7,660	1,661	7,566	10
Subtotal	11,613	11,613	2,450	11,437	45

Total:
Residential real estate-Multi-family	12,871	12,871	456	12,962	429
Non-residential real estate	9,764	9,764	333	9,714	136
Construction	7,660	7,660	1,661	7,566	10
Total	$30,295	$30,295	$2,450	$30,242	$575

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of September 30, 2012 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,611	$7,611	$—
Multi-family	—	—	5,747	5,747	176,798	182,545	—
Mixed-use	—	—	746	746	42,463	43,209	—
Non-residential real estate	4,550	1,000	1,973	7,523	80,876	88,399	—
Construction loans	—	—	—	—	338	338	—
Commercial and Industrial loans	—	—	—	—	24,406	24,406	—
Consumer.	—	—	—	—	77	77	—
Total loans	$4,550	$1,000	$8,466	$14,016	$332,569	$346,585	$—

Age Analysis of Past Due Loans as of December 31, 2011 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$627	$627	$—
Multi-family	—	—	5,422	5,422	183,831	189,253	1,192
Mixed-use	—	—	722	722	50,507	51,229	—
Non-residential real estate	—	545	6,634	7,179	76,423	83,602	—
Construction loans	—	—	7,660	7,660	1,405	9,065	—
Commercial and Industrial loans	—	—	—	—	23,725	23,725	—
Consumer	—	—	—	—	68	68	—
Total loans	$—	$545	$20,438	$20,983	$336,586	$357,569	$1,192

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Quality Indicators as of September 30, 2012 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$225,078	$80,876	$338	$22,656	$77	$329,025
Special Mention	2,944	447	—	1,750	—	5,141
Substandard	5,343	7,076	—	—	—	12,419
Total	$233,365	$88,399	$338	$24,406	$77	$346,585

Credit Quality Indicators as of December 31, 2011 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$230,128	$73,838	$1,405	$23,725	$68	$329,164
Special Mention	4,259	—	—	—	—	4,259
Substandard	6,722	9,764	7,660	—	—	24,146
Total	$241,109	$83,602	$9,065	$23,725	$68	$357,569

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of September 30, 2012 and December 31, 2011 (in thousands)

	2012	2011

Residential real estate-Multi-family	$6,493	$4,951
Non-residential real estate	7,523	6,634
Construction loans	—	7,661

Total	$14,016	$19,246

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the breakdown of loans modified for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012			2012
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Real estate:
Multi-family	—	$—	$—	2	$1,900	$1,900
Non-residential	—	—	—	4	10,500	10,500
Total	—	$—	$—	6	$12,400	$12,400

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011			2011
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Real estate:
Multi-family	2	$2,279	$2,279	2	$2,279	$2,279
Total	2	$2,279	$2,279	2	$2,279	$2,279

The two multi-family mortgage loans had an interest rate of 5% with an amortization of 30 years that was modified to an interest only rate of 2.5% for the first six months of 2012. As of September 30, 2012, these two loans had defaulted and were classified as non-accrual and substandard.

One of the non-residential loans had an interest rate of 7% that was modified to 2%, plus monthly modified net income of the property. As of September 30, 2012, this loan had defaulted and was classified as non-accrual and substandard. Subsequently, the Company foreclosed and took title to the property on October 10, 2012,

The other three non-residential loans had an interest rate of 6.125% that was modified to 5%, with interest paid in advance for two years from the date of modification. These three loans have been performing according to the terms of the modification.

There were no defaults in the nine month period ended September 30, 2011.

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

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

ASU 2011-05: The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The adoption of this ASU resulted in the addition of a separate consolidated statement of comprehensive income (loss) in the Company’s consolidated financial statements.

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

NOTE 9 – DIVIDEND RESTRICTION

NorthEast Community Bancorp MHC (the “MHC”) held 7,273,750 shares, or 57.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 42.5% of outstanding stock, at September 30, 2012. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends through March 31, 2012. The MHC has waived receipt of all past dividends paid by the Company through March 31, 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of September 30, 2012 and December 31, 2011, the aggregate retained earnings restricted for cash dividends waived were $4,146,000 and $ 3,928,000, respectively.

Because the MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012, the MHC received $218,000 in dividends in August 2012. There was no dividend declared for the quarter ended September 30, 2012.

The MHC received the approval of its members to waive its right to receive annual dividends aggregating up to $0.12 per share declared by the Company in the 12 months subsequent to the members’ approval at a meeting of the MHC’s members held on November 9, 2012. The Company is waiting for the Federal Reserve Bank of Philadelphia’s approval of the waiver.

NOTE 10 – SUBSEQUENT EVENT

On October 29, 2012, Hurricane Sandy made landfall in New Jersey and caused damage across large portions of the Northeastern area of the United States. As the aftermath of the storm is still affecting large portions of the region, we are currently unable to quantify the financial impact of the storm.

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

Due to the conversion of the Bank to a New York State-chartered savings bank on June 29, 2012, the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Department of Financial Services (“NYS”) are now the Bank’s primary regulator. As such, the FDIC and NYS, as an integral part of their examination process, periodically review our allowance for loan losses. The FDIC, NYS, and or the Board could require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations. A large loss or a series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Third Quarter Performance Highlights

The Company suffered a net loss of $1.0 million for the quarter ended September 30, 2012 compared to net income of $467,000 for the same period in 2011 primarily due to increases in provision for loan losses and non-interest expenses and a decrease in net interest income, partially offset by an increase in non-interest income and a decrease in income taxes.

The increase in provision for loan losses was due to the establishment of $1.9 million in specific reserves against four multi-family, one mixed-use, and two non-residential mortgage loans. These specific reserves were established based on additional information received on the properties collateralizing the seven aforementioned mortgage loans (See the Non-Performing Assets section for more information on these loans).

The increase in non-interest expense was due to the expansion of our Massachusetts lending and branch operations. In connection with the expansion, the Company hired additional employees to support the lending and branch expansion, purchased additional equipment to support the expansion, and incurred additional expenses related to the support and supervision of the expansion.

As part of the Company’s aggressive pursuit of expansion opportunities in Massachusetts, particularly in and around the I-495 corridor, we continue to look for other branch sites within our Massachusetts market area. In addition, the Company is also focusing on opportunities to increase its commercial real estate lending and commercial and industrial lending in Massachusetts in a manner consistent with our conservative underwriting standards.

Non-performing loans decreased by $6.4 million, or 31.4%, to $14.0 million as of September 30, 2012 from $20.4 million as of December 31, 2011. The decrease in non-performing loans is primarily attributable to the satisfaction of six non-performing multi-family and one non-residential mortgage loans and the upgrade of four construction mortgage loans to current status, partially offset by the addition of four non-performing multi-family mortgage loans and two non-performing non-residential mortgage loans.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets decreased by $41.6 million, or 8.5%, to $447.7 million at September 30, 2012 from $489.3 million at December 31, 2011. The decrease in total assets was due to decreases of $33.3 million in cash and cash equivalents, $9.4 million in loans receivable, net, $3.0 million in securities held-to-maturity, $2.0 million in certificates of deposits at other financial institutions, $620,000 in real estate owned, $537,000 in accrued interest receivable, and $278,000 in Federal Home Loan Bank of New York (“FHLB”) stock, partially offset by increases of $4.0 million in premises and equipment and $2.9 million in bank owned life insurance. The decrease in total assets primarily resulted from decreases of $34.6 million in deposits and $1.6 million in accounts payable and accrued expenses and the repayment of $5.0 million in FHLB advances, partially offset by an increase of $661,000 in advance payments by borrowers for taxes and insurance,

Cash and cash equivalents decreased by $33.3 million, or 40.3%, to $49.3 million at September 30, 2012 from $82.6 million at December 31, 2011 due primarily to the above mentioned decreases in deposits, accounts payable and accrued expenses, and the repayment of FHLB advances.

Securities held-to-maturity decreased by $3.0 million, or 18.9%, to $13.1 million at September 30, 2012 from $16.1 million at December 31, 2011 due primarily to repayments of $3.0 million. Certificates of deposits at other financial institutions decreased by $2.0 million, or 75.5%, to $648,000 at September 30, 2012 from $2.6 million at December 31, 2011 due to the maturity and redemption of various certificates of deposits.

Loans receivable, net, decreased by $9.4 million, or 2.7%, to $341.5 million at September 30, 2012 from $350.9 million at December 31, 2011 due primarily to loan repayments totaling $49.4 million that exceeded loan originations totaling $41.7 million and a decrease of $1.7 million in the allowance for loan losses.

FHLB stock decreased by $278,000, or 17.0%, to $1.4 million at September 30, 2012 from $1.6 million at December 31, 2011 due primarily to a decrease in the amount of FHLB stock that we are required to hold as a result of decreases in FHLB advances and the mortgage loan portfolio.

Accrued interest receivable decreased by $537,000, or 35.8%, to $962,000 at September 30, 2012 from $1.5 million at December 31, 2011 due to a decrease in the yield and balance of the mortgage loan portfolio. Bank owned life insurance increased by $2.9 million, or 17.6%, to $19.7 million at September 30, 2012 from $16.7 million at December 31, 2011 due to purchases of additional Bank owned life insurance and accrued earnings during 2012.

Real estate owned decreased by $620,000 due to a reclassification of a foreclosed property from real estate owned to premises and equipment. Concurrently, premises and equipment increased by $4.0 million, or 45.5%, to $13.0 million at September 30, 2012 from $8.9 million at December 31, 2011 due to the acquisition of two branch sites in Massachusetts, the addition of a Headquarters annex, and the reclassification of a foreclosed property.

Deposits decreased by $34.6 million, or 9.8%, to $319.0 million at September 30, 2012 from $353.6 million at December 31, 2011. The decrease in deposits was primarily attributable to decreases of $45.6 million in our NOW and money market accounts and $3.3 million in certificates of deposits, offset by increases of $8.3 million in non-interest bearing accounts and $6.0 million in our regular savings accounts.

The decrease in our NOW and money market accounts was primarily due to the withdrawal of $22.7 million by a municipality from money market accounts in June 2012.

Advance payments by borrowers for taxes and insurance increased by $661,000, or 19.7%, to $4.0 million at September 30, 2012 from $3.4 million at December 31, 2011 due primarily to accumulating balances paid into escrow accounts by our borrowers.

FHLB advances decreased by $5.0 million, or 25.0%, to $15.0 million at September 30, 2012 from $20.0 million at December 31, 2011 due primarily to the maturity and repayment of certain FHLB advances.

Accounts payable and accrued expenses decreased by $1.6 million, or 31.0%, to $3.6 million at September 30, 2012 from $5.2 million at December 31, 2011 due to the payment of the Company’s 2011 income taxes and the pay-off during the March 31, 2012 quarter of a note payable that was reclassified as accounts payable of $175,000 at December 31, 2011.

Stockholders’ equity decreased by $1.0 million to $106.1 million at September 30, 2012, from $107.1 million at December 31, 2011. This decrease was primarily the result of comprehensive loss of $609,000 and cash dividends declared of $518,000, partially offset by expense of $111,000 for the ESOP for the period.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. Net income decreased by $1.5 million, or 314.1%, to a net loss of $1.0 million for the quarter ended September 30, 2012, from net income of $467,000 for the quarter ended September 30, 2011. The decrease was primarily the result of increases of $1.5 million in provision for loan losses and $1.1 million in non-interest expenses and a decrease of $118,000 in net interest income, partially offset by an increase of $185,000 in non-interest income and a decrease of $1.1 million in income taxes.

Net Interest Income. Net interest income decreased by $118,000, or 2.8%, to $4.2 million for the three months ended September 30, 2012 from $4.3 million for the three months ended September 30, 2011. The decrease in net interest income resulted primarily from a decrease of $633,000 in interest income that exceeded a decrease of $515,000 in interest expense.

The decrease in net interest income was also due to a decrease of $4.4 million in average net interest-earning assets that resulted from decreases of $35.0 million in average loans, securities, and other interest-earning assets that exceeded decreases of $30.6 million in average interest-bearing deposits and borrowings. The decrease in average loans, securities, and other interest-earning assets was due to loan repayments exceeding loan originations and the repayment of investment securities. The decrease in average interest-bearing deposits and borrowings was due to a decrease of $21.3 million in average interest-bearing deposits as a result of an effort by the Company to decrease reliance on higher cost certificates of deposit and the repayment of FHLB advances and other borrowed money.

The average yield on our interest-earning assets decreased by 18 basis points to 4.95% for the three months ended September 30, 2012 from 5.13% for the three months ended September 30, 2011 and the cost of our interest-bearing liabilities decreased by 52 basis points to 1.02% for the three months ended September 30, 2012 from 1.54% for the three months ended September 30, 2011. The decrease in the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2011 which continued into the third quarter of 2012.

The net interest spread increased by 34 basis points to 3.93% for the three months ended September 30, 2012 from 3.59% for the three months ended September 30, 2011. The net interest margin increased by 22 basis points between these periods from 3.95% for the quarter ended September 30, 2011 to 4.17% for the quarter ended September 30, 2012. The increase in the interest rate spread and the net interest margin in the third quarter of 2012 compared to the same period in 2011 was due to a decrease in the average cost of our interest-bearing liabilities that exceeded the decrease in the average yield on our interest-earning assets and an increase in the ratio of average interest-earning assets to interest-bearing liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$353,314	$4,817	5.45%	$372,688	$5,378	5.77%
Securities (including FHLB stock)	15,176	116	3.06	23,864	186	3.12
Other interest-earning assets	30,822	7	0.09	37,793	9	0.10
Total interest-earning assets	399,312	4,940	4.95	434,345	5,573	5.13
Allowance for loan losses	(3,828)			(7,730)
Non-interest-earning assets	42,841			33,233
Total assets	$438,325			$459,848

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$72,713	$63	0.35%	$77,754	$168	0.86%
Savings and club accounts	87,541	117	0.53	61,995	108	0.70
Certificates of deposit	127,736	454	1.42	169,522	851	2.01
Total interest-bearing deposits	287,990	634	0.88	309,271	1,127	1.46

Borrowings	15,000	139	3.71	24,357	161	2.64
Total interest-bearing liabilities	302,990	773	1.02	333,628	1,288	1.54

Noninterest-bearing demand	20,806			12,896
Other liabilities	7,087			6,111
Total liabilities	330,883			352,635

Stockholders’ equity	107,442			107,213
Total liabilities and Stockholders’ equity	$438,325			$459,848
Net interest income		$4,167			$4,285
Interest rate spread			3.93%			3.59%
Net interest margin			4.17%			3.95%
Net interest-earning assets	$96,322			$100,717
Interest-earning assets to interest-bearing liabilities	131.79%			130.19%

Total interest income decreased by $633,000, or 11.4%, to $4.9 million for the three months ended September 30, 2012, from $5.6 million for the three months ended September 30, 2011. Interest income on loans decreased by $561,000, or 10.4%, to $4.8 million for the three months ended September 30, 2012 from $5.4 million for the three months ended September 30, 2011 as a result of a decrease of 32 basis points in the average yield on loans to 5.45% for the three months ended September 30, 2012 from 5.77% for the three months ended September 30, 2011. The decrease in interest income and the average yield on loans was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio. The decrease in interest income was also due to a decrease of $19.4 million, or 5.2%, in the average balance of the loan portfolio to $353.3 million for the three months ended September 30, 2012 from $372.7 million for the three months ended September 30, 2011 as repayments outpaced originations.

Interest income on securities decreased by $70,000, or 37.6%, to $116,000 for the three months ended September 30, 2012 from $186,000 for the three months ended September 30, 2011. The decrease was primarily due to a decrease of $8.7 million, or 36.4%, in the average balance of securities to $15.2 million for the three months ended September 30, 2012 from $23.9 million for the three months ended September 30, 2011. The decrease in the average balance was due to the principal repayments on investment securities and a decrease in FHLB New York stock. The decrease in interest income on securities was also due to the re-pricing of the yield of our adjustable rate investment securities and the decline in interest rates from September 30, 2011 to September 30, 2012. As a result, the average yield on securities decreased by 6 basis points to 3.06% for the three months ended September 30, 2012 from 3.12% for the three months ended September 30, 2011.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $2,000, or 22.2% to $7,000 for the three months ended September 30, 2012 from $9,000 for the three months ended September 30, 2011. The decrease was due to a decrease of 1 basis point in the average yield on other interest-earning assets to 0.09% for the three months ended September 30, 2012 from 0.10% for the three months ended September 30, 2011 and a decrease of $7.0 million, or 18.5%, in the average balance of interest-earning assets to $30.8 million for the three months ended September 30, 2012 from $37.8 million for the three months ended September 30, 2011. The decline in the yield was due to the maturity of higher yielding certificates of deposits at other financial institutions. The decrease in the average balance of other interest-earning assets was due to decreases in cash and cash equivalents and certificates of deposit at other financial institutions.

Total interest expense decreased by $515,000, or 40.0%, to $773,000 for the three months ended September 30, 2012 from $1.3 million for the three months ended September 30, 2011. Interest expense on deposits decreased by $493,000, or 43.7%, to $634,000 for the three months ended September 30, 2012 from $1.1 million for the three months ended September 30, 2011. During this same period, the average cost of deposits decreased by 58 basis points to 0.88% for the three months ended September 30, 2012 from 1.46% for the three months ended September 30, 2011.

Due to an effort by the Company to decrease reliance on higher cost certificates of deposit by shifting deposits to lower cost savings and holiday club deposits, the average balance of certificates of deposit decreased by $41.8 million, or 24.7%, to $127.7 million for the three months ended September 30, 2012 from $169.5 million for the three months ended September 30, 2011. As a result of the decrease in the average balance of certificates of deposit, interest expense on our certificates of deposit decreased by $397,000, or 46.7%, to $454,000 for the three months ended September 30, 2012 from $851,000 for the three months ended September 30, 2011. The decrease in interest expense on our certificates of deposit was also due to a decrease of 59 basis points in the average cost of our certificates of deposit to 1.42% for the three months ended September 30, 2012 from 2.01% for the three months ended September 30, 2011.

The shift in deposits caused the interest expense on our savings and holiday club deposits to increase by $9,000, or 8.3%, to $117,000 for the three months ended September 30, 2012 from $108,000 for the three months ended September 30, 2011. The increase was due to an increase of $25.5 million, or 41.2%, in the average balance of savings and holiday club deposits to $87.5 million for the three months ended September 30, 2012 from $62.0 million for the three months ended September 30, 2011. The increase in the interest expense of our savings and holiday club deposits was offset by a decrease of 17 basis points in the cost of our savings and holiday club deposits to 0.53% for the three months ended September 30, 2012 from 0.70% for the three months ended September 30, 2011.

The decrease in interest expense for deposits was also due to a decrease in our interest-bearing demand deposits’ interest expense of $105,000, or 62.5%, to $63,000 for the three months ended September 30, 2012 from $168,000 for the three months ended September 30, 2011. The decrease was due to a decrease of $5.0 million, or 6.5%, in the average balance of interest-bearing demand deposits to $72.7 million for the three months ended September 30, 2012 from $77.8 million for the three months ended September 30, 2011. The decrease was also due to a decrease of 51 basis points in the cost of our interest-bearing demand deposits to 0.35% for the three months ended September 30, 2012 from 0.86% for the three months ended September 30, 2011.

Interest expense on borrowings decreased by $22,000, or 13.7%, to $139,000 for the three months ended September 30, 2012 from $161,000 for the three months ended September 30, 2011. The decrease was primarily due to a decrease of $9.4 million, or 38.4%, in the average balance of borrowed money to $15.0 million for the three months ended September 30, 2012 from $24.4 million for the three months ended September 30, 2011. Offsetting the decrease in interest expense on borrowings was an increase of 107 basis points in the cost of borrowed money to 3.71% for the three months ended September 30, 2012 from 2.64% for the three months ended September 30, 2011 due primarily to the maturity and repayment of lower costing FHLB advances from 2011 to 2012.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$3,867	$7,600
Provision for loan losses	1,912	393
Charge-offs	85	28
Recoveries	11	4
Net charge-offs	74	24
Allowance at end of period	$5,705	$7,969

Allowance to nonperforming loans	40.70%	39.03%
Allowance to total loans outstanding at the end of the period	1.65%	2.19%
Net charge-offs to average loans outstanding during the period	0.02%	0.01%

The allowance to non-performing loans ratio increased to 40.70% at September 30, 2012 from 39.03% at September 30, 2011 due primarily to the decrease in non-performing loans of $14.0 million at September 30, 2012 from $20.4 million at September 30, 2011, offset by a decrease in the allowance for loan losses. The decrease in non-performing loans was due to the identification, monitoring and resolution of several non-performing loans that were paid-off or became performing as of September 30, 2012.

The provision for loan losses increased by $1.5 million, or 386.5%, to $1.9 million for the three months ended September 30, 2012 compared to $393,000 for the three months ended September 30, 2011. The increase in provision for loan losses was due to the establishment of $1.9 million in specific reserves against four multi-family, one mixed-use, and two non-residential mortgage loans. These specific reserves were established based on additional information received on the properties collateralizing the seven aforementioned mortgage loans (See the Non-Performing Assets section for more information on these loans).

We charged-off $85,000 against two residential mortgage loans and one non-performing multi-family mortgage loan during the three months ended September 30, 2012 compared to charge-offs of $28,000 against one non-performing multi-family mortgage loan and one mixed-use mortgage loan during the three months ended September 30, 2011. We recorded recoveries of $11,000 during the three months ended September 30, 2012 compared to recoveries of $4,000 during the three months ended September 30, 2011.

The allowance for loan losses was $5.7 million at September 30, 2012, $7.4 million at December 31, 2011, and $8.0 million at September 30, 2011. We recorded provision for loan losses of $1.9 million for the three month period ended September 30, 2012 compared to provision for loan losses of $393,000 for the three month period ended September 30, 2011.

Non-interest Income. Non-interest income increased by $185,000, or 35.8%, to $702,000 for the three months ended September 30, 2012 from $517,000 for the three months ended September 30, 2011. The increase was primarily due to a $197,000 increase in other loan fees and service charges, primarily due to $147,000 in fee income from our new mortgage broker activity, a $14,000 increase in earnings on bank owned life insurance, and an increase of $6,000 in other non-interest income, offset by a decrease of $17,000 in fee income generated by Hayden Wealth Management Group, our wealth management division.

Non-interest Expense. Non-interest expense increased by $1.1 million, or 28.8%, to $4.8 million for the three months ended September 30, 2012 from $3.7 million for the three months ended September 30, 2011. The increase resulted primarily from increases of $692,000 in salaries and employee benefits, $147,000 in other non-interest expense, $81,000 in occupancy expense, $80,000 in outside data processing expense, $46,000 in equipment expense, $23,000 in advertising expense, and $4,000 in FDIC insurance premiums.

Salaries and employee benefits, which represented 53.2% of the Company’s non-interest expense during the quarter ended September 30, 2012, increased by $692,000, or 37.2%, to $2.6 million in 2012 from $1.9 million in 2011 due to an increase in the number of full time equivalent employees to 126 at September 30, 2012 from 85 at September 30, 2011. The increase in full time employees was due to the hiring of additional loan production and branch operations personnel in the Company’s Headquarters and Massachusetts locations to support new lending and branch operations activities and the Company’s new mortgage brokerage operations.

Other non-interest expense increased by $147,000, or 13.7%, to $1.2 million in 2012 from $1.1 million in 2011 due mainly to increases of $64,000 in legal fees related to litigation and regulatory matters, $42,000 in audit and accounting fees and $40,000 in telephone expenses. These increases were partially offset by decreases of $70,000 in recruitment expenses related to the hiring of additional loan production and branch operations personnel in the Company’s Headquarters and Massachusetts locations.

Occupancy expense increased by $81,000, or 27.6%, to $375,000 in 2012 from $294,000 in 2011 due to the headquarters expansion, the addition of the Massachusetts loan operations facility, and the new Framingham and Quincy, Massachusetts branch offices. Outside data processing expense increased by $80,000, or 43.2%, to $265,000 in 2012 from $185,000 in 2011 due to additional services provided in 2012 by the Company’s core data processing vendor as a result of the expansion of the Company’s facilities. Equipment expense increased by $46,000, or 26.6%, to $219,000 in 2012 from $173,000 in 2011 due to purchases of additional equipment to support our headquarters and Massachusetts expansion.

Advertising expense increased by $23,000, or 39.7%, to $81,000 in 2012 from $58,000 in 2011 due to an increase in marketing efforts to expand our Massachusetts operations. Real estate owned expense decreased by $14,000 due to the reclassification of real estate owned expenses to occupancy expense in 2012.

Income Taxes. Income taxes decreased by $1.1 million, or 501.4%, to a benefit of $847,000 for the three months ended September 30, 2012 from an expense of $211,000 for the three months ended September 30, 2011. The decrease resulted primarily from a $2.5 million decrease in pre-tax income in 2012 compared to 2011. The effective tax rate was a benefit of 45.9% for the three months ended September 30, 2012 and an expense of 31.1% for the three months ended September 30, 2011.

Comparison of Operating Results For The Nine Months Ended September 30, 2012 and 2011

General. Net income decreased by $2.5 million, or 123.8%, to a net loss of $483,000 for the nine months ended September 30, 2012 from $2.1 million for the nine months ended September 30, 2011. The decrease was primarily the result of a decrease of $765,000 in net interest income and increases of $916,000 in the provision for loan losses and $3.1 million in non-interest expense, offset by an increase of $475,000 in non-interest income, and a decrease of $1.8 million in income taxes.

Net Interest Income. Net interest income decreased by $765,000, or 5.9%, to $12.2 million for the nine months ended September 30, 2012 from $13.0 million for the nine months ended September 30, 2011. The decrease in net interest income resulted primarily from a decrease of $1.8 million in interest income that exceeded a decrease of $1.0 million in interest expense.

In this regard, the net interest spread decreased by 22 basis points to 3.43% for the nine months ended September 30, 2012 from 3.65% for the nine months ended September 30, 2011. The net interest margin decreased by 32 basis points between these periods from 4.01% for the nine months ended September 30, 2011 to 3.69% for the nine months ended September 30, 2012. The decreases in the interest rate spread and the net interest margin in 2012 compared to the same period in 2011 were due to a decrease in the yield on our interest-earning assets that exceeded a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 67 basis points to 4.55% for the nine months ended September 30, 2012 from 5.22% for the nine months ended September 30, 2011 and the cost of our interest-bearing liabilities decreased by 46 basis points to 1.12% for the nine months ended September 30, 2012 from 1.58% for the nine months ended September 30, 2011. The decrease in the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2011 which continued into the third quarter of 2012.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$356,695	$14,678	5.49%	$372,054	$16,314	5.85%
Securities	16,277	379	3.10	24,488	548	2.98
Other interest-earning assets	68,791	29	0.06	34,749	29	0.11
Total interest-earning assets	441,763	15,086	4.55	431,291	16,891	5.22
Allowance for loan losses	(5,891)			(7,733)
Non-interest-earning assets	39,421			33,498
Total assets	$475,293			$457,056

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$101,174	$442	0.58%	$77,671	$477	0.82%
Savings and club accounts	88,977	445	0.67	58,941	279	0.63
Certificates of deposit	135,213	1,564	1.54	170,298	2,672	2.09
Total interest-bearing deposits	325,364	2,451	1.00	306,910	3,428	1.49

Borrowings	16,355	419	3.42	23,998	482	2.68
Total interest-bearing liabilities	341,719	2,870	1.12	330,908	3,910	1.58

Noninterest-bearing demand	18,460			11,141
Other liabilities	7,580			6,698
Total liabilities	367,759			348,747

Stockholders’ equity	107,534			108,309
Total liabilities and Stockholders’ equity	$475,293			$457,056
Net interest income		$12,216			$12,981
Interest rate spread			3.43%			3.65%
Net interest margin			3.69%			4.01%
Net interest-earning assets	$100,044			$100,383
Average interest-earning assets to average interest-bearing liabilities	129.28%			130.34%

Total interest income decreased by $1.8 million, or 10.7%, to $15.1 million for the nine months ended September 30, 2012, from $16.9 million for the nine months ended September 30, 2011. Interest income on loans decreased by $1.6 million, or 10.0%, to $14.7 million for the nine months ended September 30, 2012 from $16.3 million for the nine months ended September 30, 2011 as a result of a decrease of 36 basis points in the average yield on loans to 5.49% for the nine months ended September 30, 2012 from 5.85% for the nine months ended September 30, 2011. The decrease in interest income and the average yield on loans was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio. The decrease in interest income was also due to a decrease of $15.4 million, or 4.1%, in the average balance of the loan portfolio to $356.7 million for the nine months ended September 30, 2012 from $372.1 million for the nine months ended September 30, 2011 as repayments outpaced originations.

Interest income on securities decreased by $169,000, or 30.8%, to $379,000 for the nine months ended September 30, 2012 from $548,000 for the nine months ended September 30, 2011. The decrease was primarily due to a decrease of $8.2 million, or 33.5%, in the average balance of securities to $16.3 million for the nine months ended September 30, 2012 from $24.5 million for the nine months ended September 30, 2011. The decrease in the average balance was due to principal repayments on investment securities and a decrease in FHLB of New York stock. The decrease in interest income on securities was offset by an increase of 12 basis points in the average yield on securities to 3.10% for the nine months ended September 30, 2012 from 2.98% for the nine months ended September 30, 2011. The increase in the yield was due to the increased portion of interest income on securities during 2012 attributed to the higher yielding FHLB of New York stock dividends, which yielded 4.98% for the nine months ended September 30, 2012.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) remained unchanged at $29,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The average balance of other interest-earning assets increased by $34.0 million, or 98.0%, to $68.8 million for the nine months ended September 30, 2012 from $34.7 million for the nine months ended September 30, 2011. The increase was due to increased levels of cash and cash equivalents during the nine months ended September 30, 2012 that decreased during the three months ended September 30, 2012, partially offset by a decrease in certificates of deposit during the nine months ended September 30, 2012. The yield on other interest-earning assets decreased by 5 basis points to 0.06% for the nine months ended September 30, 2012 from 0.11% for the nine months ended September 30, 2011. The decline in the yield was due to a decrease in the yield on our interest-earning deposits at the FHLB and the maturity of higher yielding certificates of deposits at other financial institutions.

Total interest expense decreased by $1.0 million, or 26.6%, to $2.9 million for the nine months ended September 30, 2012 from $3.9 million for the nine months ended September 30, 2011. Interest expense on deposits decreased by $977,000, or 28.5%, to $2.5 million for the nine months ended September 30, 2012 from $3.4 million for the nine months ended September 30, 2011. During this same period, the average interest cost of deposits decreased by 49 basis points to 1.00% for the nine months ended September 30, 2012 from 1.49% for the nine months ended September 30, 2011.

Due to an effort by the Company to decrease reliance on higher cost certificates of deposits by shifting deposits to lower cost interest-bearing demand deposits and savings and holiday club deposits, the average balance of certificates of deposits decreased by $36.1 million, or 20.6%, to $135.2 million for the nine months ended September 30, 2012 from $170.3 million for the nine months ended September 30, 2011. As a result, interest expense on our certificates of deposit decreased by $1.1 million, or 41.5%, to $1.6 million for the nine months ended September 30, 2012 from $2.7 million for the nine months ended September 30, 2011. The decrease in interest expense on our certificates of deposits was also due to a decrease of 55 basis points to 1.54% for the nine months ended September 30, 2012 from 2.09% for the nine months ended September 30, 2011.

The shift in deposits caused the interest expense on our other deposit products to increase by $131,000, 17.3%, to $887,000 for the nine months ended September 30, 2012 from $756,000 for the nine months ended September 30, 2011. The increase was due to an increase of $23.5 million, or 30.3%, in the average balance of interest-bearing demand deposits to $101.2 million for the nine months ended September 30, 2012 from $77.7 million for the nine months ended September 30, 2011 and an increase of $30.0 million, or 51.0%, in the average balance of our savings and holiday club deposits to $89.0 million for the nine months ended September 30, 2012 from $58.9 million for the nine months ended September 30, 2011. The increase was also due to an increase of 4 basis points in the cost of our savings and holiday clubs to 0.67% for the nine months ended September 30, 2012 from 0.63% for the nine months ended September 30, 2011. The increase in the interest expense on our other deposit products was offset by a decrease of 24 basis points in the cost of our interest-bearing demand deposits to 0.58% for the nine months ended September 30, 2012 from 0.82% for the nine months ended September 30, 2011.

Interest expense on borrowings decreased by $63,000, or 13.1%, to $419,000 for the nine months ended September 30, 2012 from $482,000 for the nine months ended September 30, 2011. The decrease was primarily due to a decrease of $7.6 million, or 31.9%, in the average balance of borrowed money to $16.4 million for the nine months ended September 30, 2012 from $24.0 million for the nine months ended September 30, 2011. Offsetting the decrease in interest expense on borrowings was an increase of 74 basis points in the cost of borrowed money to 3.42% for the nine months ended September 30, 2012 from 2.68% for the nine months ended September 30, 2011 due primarily to the maturity and repayment of lower costing FHLB advances from 2011 to 2012.

Allowance for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$7,397	$7,647
Provision for loan losses	2,029	1,113
Charge-offs	3,737	795
Recoveries	16	4
Net charge-offs	3,721	791
Allowance at end of period	$5,705	$7,969

We recorded provisions for loan losses of $2.0 million and $1.1 million for the nine month periods ended September 30, 2012 and 2011, respectively. The increase in provision for loan losses was due to the establishment of $1.9 million in specific reserves against four multi-family, one mixed-use, and two non-residential mortgage loans during the third quarter of 2012. These specific reserves were established based on additional information received on the properties collateralizing the seven aforementioned mortgage loans (See the Non-Performing Assets section for more information on these loans).

We charged-off $3.7 million against seven non-performing multi-family mortgage loans, four non-performing non-residential mortgage loans, two residential mortgage loans, and one construction loan during the nine months ended September 30, 2012 compared to charge-offs of $795,000 against eight non-performing multi-family mortgage loans and one non-performing mixed-use mortgage loan during the nine months ended September 30, 2011. We recorded recoveries of $16,000 during the nine months ended September 30, 2012 compared to recoveries of $4,000 during the nine months ended September 30, 2011.

Non-interest Income. Non-interest income increased by $475,000, or 34.6%, to $1.8 million for the nine months ended September 30, 2012 from $1.4 million for the nine months ended September 30, 2011. The increase was primarily due to increases of $472,000 in other loan fees and service charges, primarily due to $374,000 in fee income from our new mortgage broker activity, $11,000 in fee income generated by Hayden Wealth Management Group, $6,000 in earnings on bank owned life insurance, and $5,000 in other non-interest income, offset by a decrease of $19,000 in net gain/(loss) on the disposition of fixed assets.

Non-interest Expense. Non-interest expense increased by $3.1 million, or 30.6%, to $13.2 million for the nine months ended September 30, 2012 from $10.1 million for the nine months ended September 30, 2011. The increase resulted primarily from increases of $1.7 million in salaries and employee benefits, $906,000 in other non-interest expense, $188,000 in outside data processing expense, $119,000 in equipment expense, $99,000 in occupancy expense, and $72,000 in advertising expense, offset by a decrease of $32,000 in FDIC insurance expense.

Salaries and employee benefits, which represented 52.4% of the Company’s non-interest expense during the nine months ended September 30, 2012, increased by $1.7 million, or 33.7%, to $6.9 million in 2012 from $5.2 million in 2011 due to an increase in the number of full time equivalent employees to 126 at September 30, 2012 from 85 at September 30, 2011. The increase was primarily due to the hiring of additional loan production and branch operations personnel in the Company’s Headquarters and Massachusetts locations to support new lending and branch operations activities and the Company’s new mortgage brokerage operations.

Other non-interest expense increased by $906,000, or 35.1%, to $3.5 million in 2012 from $2.6 million in 2011 due mainly to increases of $288,000 in legal fees related to litigation and regulatory matters, $242,000 in employee expenses related to our expansion of the lending and branch operations, $124,000 in recruitment expenses related to the hiring of additional loan production and branch operations personnel in the Company’s Headquarters and Massachusetts locations, and $106,000 in telephone expenses.

Outside data processing expense increased by $188,000, or 31.8%, to $780,000 in 2012 from $592,000 in 2011 due to additional services provided in 2012 by the Company’s core data processing vendor as a result of the expansion of the Company’s facilities. Occupancy expense increased by $99,000, or 11.2%, to $983,000 in 2012 from $884,000 in 2011 due to the Headquarters expansion, the addition of the Massachusetts loan operations facility, and the new Framingham and Quincy, Massachusetts branch offices.

Equipment expense increased by $119,000, or 26.0%, to $577,000 in 2012 from $458,000 in 2011 due to purchases of additional equipment to support our Headquarters and Massachusetts expansion. Advertising expense increased by $72,000, or 59.0%, to $194,000 in 2012 from $122,000 in 2011 due to an increase in marketing efforts to expand our Massachusetts operations. FDIC insurance expense decreased by $32,000, or 10.2%, to $283,000 in 2012 from $315,000 in 2011 due to a decrease in the Company’s quarterly assessment multiplier.

Income Taxes. Income taxes decreased by $1.8 million, or 166.0%, to a benefit of $714,000 for the nine months ended September 30, 2012 from an expense of $1.1 million for the nine months ended September 30, 2011. The decrease resulted primarily from a $4.3 million decrease in pre-tax income in 2012 compared to 2011. The effective tax rate was a benefit of 59.7% for the nine months ended September 30, 2012 compared to an expense of 34.8% for the nine months ended September 30, 2011.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At September 30, 2012	At December 31, 2011
	(Dollars in thousands)

Non-accrual loans	$14,016	$19,246
Loans past due 90 days or more and accruing	—	1,192
Total nonaccrual and 90 days or more past due loans	14,016	20,438
Other non-performing loans	—	—
Total non-performing loans	14,016	20,438
Real estate owned	—	620
Total non-performing assets	14,016	21,058

Accruing troubled debt restructurings	10,199	14,039
Nonaccrual troubled debt restructurings	10,855	1,435

Total troubled debt restructurings	21,054	15,474
Less nonaccrual troubled debt restructurings in total nonaccrual loans	10,855	1,435

Total troubled debt restructurings and non-performing assets	$24,215	$35,097

Total non-performing loans to total loans	4.04%	5.72%
Total non-performing loans to total assets	3.13%	4.30%
Total non-performing assets and troubled debt restructurings to total assets	5.41%	7.17%

The non-accrual loans at September 30, 2012 consisted of eleven loans in the aggregate – five multi-family mortgage loans, one mixed-use mortgage loan, and five non-residential mortgage loan.

Non-performing loans decreased by $6.4 million, or 31.4%, to $14.0 million at September 30, 2012 from $20.4 million at December 31, 2011. The decrease in non-performing loans was due to the satisfaction of seven non-accrual mortgage loans totaling $5.4 million, the conversion from non-performing to performing status of four mortgage loans totaling $7.2 million, and a charge-off of $1.7 million against one non-performing loan. These were offset by the addition of six mortgage loans totaling $6.5 million that became non-performing at September 30, 2012.

Total troubled debt restructured loans increased by $5.6 million, or 36.1%, to $21.1 million at September 30, 2012 from $15.5 million at December 31, 2012. Accruing troubled debt restructured loans decreased by $3.8 million, or 27.4%, to $10.2 million at September 30, 2012 from $14.0 million at December 31, 2011. Nonaccrual troubled debt restructured loans increased by $9.4 million, or 656.5%, to $10.9 million at September 30, 2012 from $1.4 million at December 31, 2011.

The decrease in accruing troubled debt restructured loans was due to the satisfaction of two mortgage loans totaling $2.0 million and the continuing performance of two mortgage loans totaling $1.8 million, offset by the addition of four mortgage loans totaling $7.2 million and the change in status from performing to non-accrual of four mortgage loans totaling $5.2 million. The increase in nonaccrual troubled debt restructured was due to the addition of two mortgage loans totaling $5.2 million, the addition of the aforementioned change in status from performing to non-accrual of four mortgage loans totaling $5.2 million, offset by the satisfaction of three mortgage loans totaling $995,000.

The non-accrual multi-family mortgage loans, net of charge-offs of $424,000, totaled $5.7 million at September 30, 2012, consisting primarily of the following mortgage loans:

(1) A delinquent loan with an outstanding balance of $2.3 million, net of a charge-off of $43,000, secured by an apartment building. Based on an appraisal and related cash flow analysis, the Company established a specific reserve of $308,000 against the loan during the September 30, 2012 quarter. A foreclosure action was filed in the second quarter of 2012. One of the limited partners of the borrowing entity continues to negotiate with the Company in an attempt to arrive at a mutually beneficial debt restructuring.

(2) A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building. The delinquency is the result of a lawsuit filed by the previous owner claiming that the debtor never owned record title to the mortgaged property. The Company filed a lawsuit seeking a declaration that the mortgage is a valid encumbrance against the property. No trial date has been set, but we do not expect a trial date until late 2012, as the Court has not docketed the case at this time. All payments of principal, interest and escrow are being paid to the trustee, with taxes paid by the trustee. We do not anticipate a loss on this loan.

(3) A delinquent loan with an outstanding balance of $1.0 million, net of a charge-off of $206,000, secured by an apartment building. Based on an appraisal and related cash flow analysis, the Company established a specific reserve of $389,000 against the loan during the September 30, 2012 quarter. With assistance from the Company, a receiver has cured the outstanding code violations and in concert with the Company a plan is being formulated to address other problems in the building. We will continue to evaluate all options available to us.

(4) A delinquent loan with an outstanding balance of $911,000, net of a charge-off of $175,000, secured by an apartment building. Based on an appraisal and related cash flow analysis, the Company established a specific reserve of $351,000 against the loan during the September 30, 2012 quarter. With assistance from the Company, a receiver has cured the outstanding code violations and in concert with the Company a plan is being formulated to address other problems in the building. We will continue to evaluate all options available to us.

(5) A delinquent loan with an outstanding balance of $385,000 secured by an apartment building. Based on an appraisal and related cash flow analysis, the Company established a specific reserve of $192,000 against the loan during the September 30, 2012 quarter. The Company filed a foreclosure action on June 27, 2012. We are negotiating a possible loan assumption by an existing borrower.

The one non-accrual mixed-use mortgage loan totaled $746,000 at September 30, 2012:

(1) An outstanding balance of $746,000 secured by a mixed-use apartment building. Based on an appraisal, related cash flow analysis and eminent domain action, the Company established a specific reserve of $295,000 against the loan during the September 30, 2012 quarter. The property was sold at a foreclosure auction on October 17, 2012 to a third party purchaser for $475,000. The third party purchaser has 45 days to fund and close the transaction.

The five non-accrual non-residential mortgage loans, net of charge-offs of $448,000, totaled $7.5 million at September 30, 2012 consisting primarily of the following mortgage loans:

(1)	An outstanding balance of $4.5 million secured by an office building. The borrower defaulted on a forbearance agreement and the Company foreclosed and took title to the property on October 10, 2012. The Company subsequently entered a default judgment on the borrowers guarantee in the amount of $3.5 million dollars.

(2)	An outstanding balance of $1.0 million, net of a charge-off of $48,000, secured by a gasoline service station and car wash. Based on an appraisal and related cash flow analysis, the Company established a specific reserve of $247,000 against the loan during the September 30, 2012 quarter. Subsequent to September 30, 2012, the borrower brought the loan current under the existing restructure agreement. The Company will continue to monitor the loan and evaluate all available options.

(3)	An outstanding balance of $879,000 secured by a medical office building. Based on an appraisal and related cash flow analysis, the Company established a specific reserve of $130,000 against the loan during the September 30, 2012 quarter. The Company has commenced a foreclosure action and has submitted to the Court a request to appoint a receiver. We are evaluating the options available to us.

(4)	An outstanding balance of $647,000 secured by a restaurant with 23 boat slips. A foreclosure auction was conducted on October 19, 2012 and the Company acquired title to the property. Subsequent to October 19, 2012, hurricane Sandy destroyed the building and boat slips. As a result of the damages, the Company has notified the insurance agency and insurance company that underwrote the flood insurance.

(5)	An outstanding balance of $447,000, net of charge-offs of $400,000, secured by a strip shopping center and warehouse. The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The borrower is making monthly escrow payments. We do not anticipate any additional losses on this loan and expect to recover all legal and court fees upon resolution of the suit.

We are in the process of foreclosing on two of the five multi-family and two of the five non-residential mortgage loans discussed above. Based on recent fair value analyses of these properties, the Company has established specific reserves totaling $1.9 million against four of the multi-family and two of the non-residential mortgage loans. The Company does not expect any losses beyond the amounts already charged off. Except for the above-mentioned second non-accrual multi-family mortgage loans and the fifth non-residential mortgage loan, nine of the above-mentioned eleven loans have been classified as substandard. The fifth non-residential mortgage loan has been classified as special mention.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $49.3 million at September 30, 2012 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. The Company can also borrow an additional $65.7 million from the FHLB of New York to provide additional liquidity.

At September 30, 2012, we had $59.6 million in loan commitments outstanding, consisting of $34.3 million in unused commercial and industrial loan lines of credit, $16.2 million of real estate loan commitments, $7.7 million in unused real estate equity lines of credit, $1.0 million of commercial and industrial loan commitments, $137,000 in unused loans in process, and $137,000 in consumer lines of credit. Certificates of deposit due within one year of September 30, 2012 totaled $72.7 million. This represented 52.5% of certificates of deposit at September 30, 2012. We believe a large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At September 30, 2012, we had the ability to borrow $65.7 million, net of $15.0 million in outstanding advances, from the FHLB of New York. At September 30, 2012, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen re-pricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At September 30, 2012, the Company had liquid assets of $14.0 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three and nine months ended September 30, 2012 and the year ended December 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk. We use an interest rate sensitivity analysis prepared an independent third party to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in our net portfolio value at September 30, 2012 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$111,186	(10,624)	(8)%	25.33%	(96) bp
200	115,338	(6,472)	(5)%	25.81%	(48) bp
100	119,069	(2,741)	(2)%	26.16%	(13) bp
0	121,810		—	26.29%
(100)	122,212	402	—	26.15%	(14) bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, the MHC and each of the directors of the Company and the MHC. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC. As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days.

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

A number of our loans are secured by property located in Richmond, New York and Nassau Counties in New York and Fairfield County in Connecticut, which properties may have been damaged by Hurricane Sandy.

As of September 30, 2012, the Company’s loan portfolio includes approximately $7.2 million of residential and commercial and industrial loans, which represents approximately 2.06% of our total loan portfolio, to individuals and business located in Richmond, New York and Nassau Counties in New York and Fairfield County in Connecticut.  These counties were severely damaged by Hurricane Sandy which impacted the Mid-Atlantic and Northeastern regions of the United States from October 28, 2012 to October 30, 2012.  On most collateral dependent loans, our exposure is limited due to the existence of flood and property insurance.  We monitor our borrower’s insurance coverage on a regular basis and force place insurance, as necessary.  We are in the process of assessing the damage that may have occurred to the underlying properties and there is a risk that collateral for these loans has been damaged.  As of the date of this filing, the Company does not have the information required to determine the extent of potential loss, if any, related to these loans.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

_____________________________

* Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: November 20, 2012	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
President and Chief Executive Officer

Date: November 20, 2012	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer

