Form 10-K
period 2012-12-31
NORTHEAST COMMUNITY BANCORP INC
filed 2013-04-12
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was approximately $27.8 million.

The number of shares outstanding of the registrant’s common stock as of March 15, 2013 was 12,644,752.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Northeast Community Bank was originally chartered in 1934 as a federal savings association. In 2006, Northeast Community Bank changed its name from “Fourth Federal Savings Bank” to “Northeast Community Bank.” The Bank completed its conversion from a federally-chartered savings bank to a New York State-chartered savings bank effective as of the close of business on June 29, 2012.

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area and our lending territory. We attract deposits from the general public and use those funds to originate multi-family residential and mixed-use real estate and non-residential loans, which we hold for investment. We have been originating multi-family, mixed-use and non-residential real estate loans for over 75 years. In 2007, we established a new commercial and industrial loan department and have increased this portfolio from no commercial and industrial loans at March 31, 2007 to $48.7 million of commercial and industrial loans committed with $26.3 million drawn at December 31, 2012. We on occasion originate owner occupied one- to four-family residential mortgage loans as investment vehicles as an accommodation to develop and/or maintain relationships with our deposit and certain of our multi-family, mixed-use, non-residential, and commercial and industrial loan customers. We offer investment advisory and financial planning services under the name Hayden Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

Index

Available Information

Our website address is www.necommunitybank.com. Information on our website should not be considered a part of this Form 10-K.

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County and we operate through our main and annex offices in White Plains (which also serves as a loan production office), our four full-service branch offices in the New York City boroughs of Manhattan (New York County) and Bronx (Bronx County), our four full-service branches in Danvers (Essex County), Plymouth (Plymouth County), Framingham (Middlesex County) and Quincy (Norfolk County), Massachusetts and our loan production office in Danvers, Massachusetts. We generate deposits through our main office and eight branch offices. We conduct lending activities throughout the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, New Hampshire and Pennsylvania.

Our primary market area includes a population base with a broad cross section of wealth, employment and ethnicity. We operate in markets that generally have experienced relatively slow demographic growth, a characteristic typical of mature urban markets located throughout the Northeast region. New York County is a relatively affluent market, reflecting the influence of Wall Street along with the presence of a broad spectrum of Fortune 500 companies. Comparatively, Bronx County is home to a broad socioeconomic spectrum, with a significant portion of the respective populations employed in relatively low and moderate wage blue collar jobs. Westchester County is also an affluent market, serving as a desired suburban location for commuting into New York City as well as reflecting growth of higher paying jobs in the county, particularly in White Plains. The counties in which the Danvers, Plymouth, Framingham, and Quincy offices currently operate include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but, similar to many areas of the country, the underpinnings of these economies are now more service oriented, with employment spread across many economic sectors including service, finance, health-care, technology, real estate and government.

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

Competition

We face significant competition for the attraction of deposits. The New York and Boston metropolitan areas have a significant concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Over the past 10 years, consolidation of the banking industry in the New York and Boston metropolitan areas has continued, resulting in larger and increasingly efficient competitors. We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 1.00% of the deposits in each of the counties in New York and Massachusetts in which our offices are located.

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

Lending Activities

General. We originate loans primarily for investment purposes. The largest segment of our loan portfolio is multi-family residential real estate loans. We also originate mixed-use real estate loans and non-residential loans and in 2007 we began originating commercial and industrial loans. To a limited degree, we make consumer loans. We on occasion originate non-owner occupied one- to four-family residential mortgage loans as investment vehicles as an accommodation to develop and/or maintain relationships with our deposit and certain of our multi-family, mixed-use, non-residential, and commercial and industrial loan customers. We consider our lending territory to be the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, and Pennsylvania.

Due to market conditions in 2009, we discontinued purchasing participation interests in construction loans. In 2012, we commenced originating construction loans secured by multi-family or non-residential properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers.

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

We originate a variety of adjustable-rate and balloon multi-family and mixed-use real estate loans. The adjustable-rate loans have fixed rates for a period of up to five years and then adjust every one, two, three or five years thereafter, based on the terms of the loan. Maturities on these loans can be up to 15 years, and typically they amortize over a 20 to 30-year period. Interest rates on our adjustable-rate loans are adjusted to a rate that equals the applicable one-, two-, three- or five-year FHLB-NY or FHLBB advance rate plus a margin. The balloon loans have a maximum maturity of five years. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). Due to the nature of our borrowers and our lending niche, the typical multi-family or mixed-use real estate loan refinances within the first five-year period and, in doing so, generates prepayment penalties ranging from five points to one point of the outstanding loan balance. Under our loan-refinancing program, borrowers who are current under the terms and conditions of their contractual obligations can apply to refinance their existing loans to the rates and terms then offered on new loans after the payment of their contractual prepayment penalties. These refinances are not considered troubled debt restructures.

In making multi-family and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. We typically require a personal guarantee of the borrower. We rate the property underlying the loan as Class A, B or C. Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of 1.25x depending on the rating of the underlying property. On multi-family and mixed-use real estate loans, our current policy is to finance up to 75% of the lesser of the appraised value or purchase price of the property securing the loan on purchases and refinances of Class A and B properties and up to 65% of the lesser of the appraised value or purchase price for properties that are rated Class C. Properties securing multi-family and mixed-use real estate loans are appraised by independent appraisers, inspected by us and generally require Phase 1 environmental surveys.

Index

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

The majority of the multi-family real estate loans in our portfolio are secured by twenty unit to one hundred unit apartment buildings. At December 31, 2012, the majority of our mixed-use real estate loans are secured by properties that are at least 75% residential, but contain some non-residential space.

On December 31, 2012, the largest outstanding multi-family real estate loan had a balance of $8.6 million and was performing according to its terms at December 31, 2012. This loan is secured by a 216 unit apartment complex located in Philadelphia, Pennsylvania. The largest mixed-use real estate loan had a balance of $3.0 million and was performing according to its terms at December 31, 2012. This loan is secured by a mixed-use building with 7 apartment units and 1 commercial unit located in New York, New York. As of December 31, 2012, the average loan balance in our multi-family and mixed-use portfolio was approximately $659,000.

Non-residential Real Estate Loans. Our non-residential real estate loans are generally secured by office buildings, medical facilities and retail shopping centers that are primarily located within our lending territory.

Our non-residential real estate loans are structured in a manner similar to our multi-family and mixed-use real estate loans, typically at a fixed rate of interest for three to five years and then a rate that adjusts every three to five years over the term of the loan, which is typically 15 years. Interest rates and payments on these loans generally are based on the one-, two-, three- or five-year Federal Home Loan Bank of New York or Federal Home Loan Bank of Boston advance rate plus a margin. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. Properties securing non-residential real estate loans are appraised by independent appraisers and inspected by us.

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

Our assessment of credit risk and our underwriting standards and procedures for non-residential real estate loans are similar to those applicable to our multi-family and mixed-use real estate loans. In reaching a decision on whether to make a non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing non-residential real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.25x. Phase 1 environmental surveys and property inspections are required for all loans.

At December 31, 2012, we had $82.3 million in non-residential real estate loans outstanding, or 24.4% of total loans. Due to market conditions, we did not originate any non-residential real estate loans during 2010. During the second half of 2011, we resumed originations of non-residential real estate loans.

Index

At December 31, 2012, the largest outstanding non-residential real estate loan had an outstanding balance of $3.8 million. This loan is secured by an office building located in Syracuse, New York, and was performing according to its terms at December 31, 2012. At December 31, 2012, the largest outstanding non-residential real estate loan relationship with one borrower was comprised of the aforementioned loan and four other loans totaling $8.6 million secured by five office buildings located in the Syracuse, New York area. These five loans were performing according to their terms at December 31, 2012. As of December 31, 2012, the average balance of loans in our non-residential loan portfolio was $897,000.

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

Commercial and Industrial (C&I) Loans. Continuing our plan to diversify our portfolio, both geographically and by product type, in March 2007 we hired two individuals with significant commercial and industrial lending experience, a senior lending officer and a commercial underwriter, for our new commercial and industrial lending department. Interest rates and payments on our commercial and industrial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes. Our commercial and industrial loan portfolio increased from $35.9 million of commercial and industrial loans committed with $23.7 million drawn at December 31, 2011 to $48.7 million of commercial and industrial loans committed with $26.3 million drawn at December 31, 2012.

At December 31, 2012, the largest commercial and industrial line of credit was a line of credit totaling $5.0 million, with a $1.0 million outstanding balance and a remaining available line of credit of $4.0 million. This loan is secured by the assets of a civil contractor’s construction business.

At December 31, 2012, the largest outstanding commercial and industrial loan and the largest outstanding commercial and industrial line of credit relationship with one borrower was comprised of two lines of credit totaling $5.7 million, with outstanding balances totaling $2.9 million and remaining available lines of credit totaling $2.8 million. One of the lines of credit totaling $3.8 million, with a $2.9 million outstanding balance and a remaining available line of $833,000, is the Company’s largest outstanding commercial and industrial line of credit. The two lines of credit serve as a warehousing line of credit for an originator of Small Business Administration guaranteed loans located in New York City and are secured by these Small Business Administration loans.

All the aforementioned commercial and industrial loans were performing according to their terms at December 31, 2012.

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

At December 31, 2012, we had three construction loan participations that we purchased in August 2007 that subsequently converted into permanent loans in 2012 with an aggregate outstanding balance of $6.0 million at December 31, 2012. This balance represents our 25% participation ownership in the loans, which are secured by a hotel. As of December 31, 2012, these loans were current with their modified terms.

Index

Due to market conditions, we discontinued purchasing participation interests in construction loans in 2009. In 2012, we originated construction loans secured by multi-family and non-residential properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers.

At December 31, 2012, our construction loan portfolio consisted of three loans totaling $841,000, net of loans in process of $5.2 million. The largest outstanding construction loan, which subsequently converted to a permanent loan, had a balance of $451,000, net of loans in process of $24,000, and was performing according to its terms at December 31, 2012. This loan is secured by a day care center located in Cambridge, Massachusetts. The largest potential outstanding construction loan had a zero balance, net of loans in process of $4.5 million at December 31, 2012. This loan is secured by the construction of a condominium building located in Danvers, Massachusetts and will be paid-off upon completion of the construction through a conversion to a permanent loan with another lender.

Consumer Loans. We offer personal loans, loans secured by savings accounts or certificates of deposit (share loans), and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. At December 31, 2012, our portfolio of consumer loans was $77,000, or 0.02% of total loans.

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

Multi-family, Mixed-use and Non-residential Real Estate Loans. Loans secured by multi-family, mixed-use and non-residential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family, mixed-use and non-residential real estate lending is the current and potential cash flow of the property and the borrower’s demonstrated ability to operate that type of property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income producing properties, we require borrowers to provide annual financial statements for all multi-family, mixed-use and non-residential real estate loans. In reaching a decision on whether to make a multi-family, mixed-use or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to non-residential real estate properties, we also consider the term of the lease and the quality of the tenants. An appraisal of the real estate used as collateral for the real estate loan is also obtained as part of the underwriting process. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.25x. In underwriting these loans, we take into account projected increases in interest rates in determining whether a loan meets our debt service coverage ratios at the higher interest rate under the adjustable rate mortgage. Environmental surveys and property inspections are utilized for all loans.

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

Index

Construction Loans. In past years, we had purchased participation interests in loans to finance the construction of multi-family, mixed-use and non-residential buildings. Due to market conditions, we discontinued purchasing participation interests in construction loans in 2009. In 2012, we commenced originating construction loans secured by multi-family or non-residential properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers.

Construction financing affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does residential mortgage loans. However, construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. We have sought to minimize this risk by limiting the amount of construction loans outstanding at any time and by spreading the loans among multi-family, mixed-use and non-residential projects. In connection with construction loans that convert to permanent loans with us, we underwrite these loans using the same underwriting standards as our multi-family, mixed-use and non-residential real estate loans. If we do not offer permanent financing to the borrower, we minimize risks by requiring the borrower to obtain permanent financing from another financial institution.

Consumer Loans. Because the only consumer loans we offer are personal loans, loans secured by passbook savings accounts, certificates of deposit accounts or statement savings accounts, and overdraft protection for checking accounts, we do not believe these loans represent a risk of loss to the Bank.

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

During 2012, we continued our policy of not purchasing participation interests in loans to finance the construction of multi-family, mixed-use and non-residential properties. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings, all of which are reviewed and approved in advance of any participation transaction. We review all of the documentation relating to any loan in which we participate, including annual financial statements provided by a borrower. Additionally, we receive monthly statements on the loan from the lead lender.

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

We will consider loans to small businesses with revenues normally not to exceed $30.0 million. The small business may be one that manufactures wholesale or retail products and/or services. Generally, we will consider loans to small businesses such as: retail sales and services, such as grocery, restaurants, clothing, furniture, appliances, hardware, automotive parts, automobiles and trucks; wholesale businesses, such as automotive parts and industrial parts and equipment; manufacturing businesses, such as tool and die shops and commercial manufacturers and contractors with strong financials and well-known principals, attorneys, accountants, and dental groups.

Index

Mortgage and Construction Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Prior to December 2012, the board granted the “Loan Committee” (which is comprised of the chief executive officer, president, chief financial officer, and an executive vice president) with loan approval authority for mortgage loans up to $2.0 million. Mortgage loans in amounts greater than $2.0 million must be approved by the Loan Committee and a majority of the non-employee directors. At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

In December 2012, the board of directors approved a revision to the approval process granting the Loan Committee approval authority for mortgage loans up to the Bank’s legal limit for loans to one borrower. Approved loans must then be reported to the board of directors at each monthly board meeting.

Commercial and Industrial Loan Approval Procedures and Authority. Our commercial and industrial lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Prior to December 2012, the board granted the “C&I Loan Committee” (which is comprised of the chief executive officer, president, chief financial officer, executive vice president, and the senior commercial and industrial credit officer) with loan approval authority for commercial and industrial loans up to $2.0 million. Loans in amounts greater than $2.0 million, in addition to being approved by the C&I Loan Committee, must be approved by a majority of the non-employee directors. At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

In December 2012, the board of directors approved a revision to the approval process granting the Loan Committee approval authority for commercial and industrial loans up to the Bank’s legal limit for loans to one borrower. Approved loans must then be reported to the board of directors at each monthly board meeting.

Loan Commitments. We issue commitments for adjustable-rate loans conditioned upon the occurrence of certain events. Commitments to originate adjustable-rate loans are legally binding agreements to lend to our customers. Generally, our adjustable-rate loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2012.

At December 31, 2012, our interest-bearing deposits, securities, and short-term investments totaled $60.3 million and consisted primarily of $46.2 million in interest earning deposits with the Federal Home Loan Bank of New York, $9.7 million in mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $2.5 million in collateralized mortgage obligations issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $1.4 million in Federal Home Loan Bank of New York common stock, $399,000 in short-term certificates of deposits at other financial institutions, and $226,000 in the Federal Reserve Bank of New York. At December 31, 2012, we had no investments in callable securities.

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

Although we did not utilize brokered deposits during 2011 and 2012, at December 31, 2012, we had $981,000 in certificates of deposits that are fully-insured brokered deposits as defined in the FDIC call report instructions. These certificates of deposits were obtained from one of our retail depositors and then transferred into the Certificate of Deposit Account Registry Service (“CDARS”) Network in order to obtain full FDIC insurance coverage for our customer. These types of deposits are known in the CDARS Network as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

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

Mortgage Brokering Operations

In 2011, we initiated a program under which we acted as a residential mortgage loan broker for nationally recognized third-party mortgage originators. Under this program, our mortgage brokerage team marketed one- to four-family residential mortgage loans, collected loan applications and forwarded such documentation to the third-party mortgage originator who made all credit decisions and originates all loans. We received an agreed upon fee from the third-party mortgage originator upon the closing of the loan. We marketed these services solely through our branch network in Massachusetts. In January 2013, we discontinued this program and laid off our mortgage brokerage staff.

Index

Investment Advisory and Financial Planning Activities

Hayden Wealth Management Group, a division of the Bank, performs a wide range of financial planning and investment advisory services based on the needs of a diversified client base including, but not limited to: wealth management based on a clients’ time dimension, risk aversion/tolerance, value system and specific purposes of a portfolio; transition planning from one career to another, especially the transition to retirement; conducting risk assessment and management on issues related to various kinds of insurance covered contingencies; and providing assistance relating to the ultimate disposition of assets. In this capacity, Hayden Wealth Management Group coordinates with estate planning attorneys as needed. Investment advisory and financial planning services are offered through a networking arrangement with a registered broker-dealer and investment advisor.

Personnel

As of December 31, 2012, we had 122 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, the MHC and each of the directors of the Company and the MHC. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC. As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. A motion to dismiss the Complaint was filed on December 14, 2011. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012 Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second step conversion. Stilwell asserted claims against the MHC, as majority shareholder of the Company, for breach of fiduciary duty and for aiding and abetting the directors’ alleged breach of fiduciary duty. The Company filed a motion to dismiss on February 1, 2013. Stilwell filed his opposition on March 8, 2013, and the Company filed its reply brief on March 29, 2013. It is anticipated that the Court will rule on the motion in the next several months.

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

Subsidiaries

Northeast Community Bancorp’s only subsidiary is Northeast Community Bank. The Bank has two wholly owned subsidiaries, New England Commercial Properties LLC, a New York limited liability company, and NECB Financial Services Group LLC, a New York limited liability company.

New England Commercial Properties was formed in October 2007 to facilitate the purchase or lease of real property by the Bank and to hold real estate owned acquired by the Bank through foreclosure or deed-in-lieu of foreclosure. As of December 31, 2012, New England Commercial Properties, LLC had no assets other than title to a foreclosed multi-family property located in Newark, New Jersey, a foreclosed office building located in Lawrenceville, New Jersey, and a foreclosed commercial property that formerly housed a restaurant with 23 boat slips located in Broad Channel, New York.

Index

NECB Financial Services Group LLC was formed in April 2012 as a complement to the Bank’s existing investment advisory and financial planning services division, Hayden Wealth Management, to sell life insurance products and fixed-rate annuities.

REGULATION AND SUPERVISION

General

Northeast Community Bank, is a New York state-chartered savings bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) up to applicable legal limits. The Bank is subject to extensive regulation, examination and supervision by the New York State Department of Financial Services (the “NYDFS”), as its chartering agency and by the Federal Deposit Insurance Corporation (the “FDIC”), as its insurer of deposits. Northeast Community Bank must file reports with the NYDFS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the NYDFS and, under certain circumstances, the FDIC to evaluate Northeast Community Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the NYDFS, the FDIC or Congress, could have a material adverse impact on Northeast Community Bancorp, Northeast Community Bancorp, MHC and Northeast Community Bank and their operations.

Northeast Community Bancorp and Northeast Community Bancorp, MHC, as savings and loan holding companies that have elected to be treated as financial holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Northeast Community Bancorp also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of financial institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of savings and loan holding companies like Northeast Community Bancorp, MHC and Northeast Community Bancorp was transferred to the Federal Reserve Board. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Northeast Community Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for Northeast Community Bank, Northeast Community Bancorp and Northeast Community Bancorp, MHC.

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

Index

Regulation of the Bank

New York State Law

The Bank derives its lending, investment, and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYDFS, as limited by FDIC regulations. Under these laws and regulations, banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets. The lending powers of New York State-chartered savings banks are not subject to percentage-of-assets or capital limitations, although there are limits applicable to loans to individual borrowers.

The exercise by an FDIC-insured savings bank of the lending and investment powers under New York State Banking Law is limited by FDIC regulations and other federal laws and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC-insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the FDIC regulations issued pursuant thereto.

With certain limited exceptions, a New York state-chartered savings bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

Under New York State Banking Law, New York state-chartered stock-form savings banks may declare and pay dividends out of their net profits, unless there is an impairment of capital, but approval of the NYDFS Superintendent (the “Superintendent”) is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.

New York State Banking Law gives the Superintendent authority to issue an order to a New York state-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the NYDFS that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard. The Superintendent also has authority to appoint a conservator or a receiver for a savings bank under certain circumstances.

FDIC Regulations

Capital Requirements

The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as a “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance-sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide an institution’s capital into two tiers. The first tier (“Tier 1”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier 2”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt, and the allowance for loan losses, subject to certain limitations, and up to 45% of pre-tax net unrealized gains on equity securities with readily determinable fair market values, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier 1 capital.

Index

In addition, the FDIC has established regulations prescribing a minimum Tier 1 leverage capital ratio (the ratio of Tier 1 capital to adjusted average assets as specified in the regulations). These regulations provide for a minimum Tier 1 leverage capital ratio of 3% for institutions that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other institutions are required to maintain a Tier 1 leverage capital ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

As of December 31, 2012, the Bank was deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%.

The regulatory capital regulations of the FDIC and other federal banking agencies provide that the agencies will take into account the exposure of an institution’s capital and economic value to changes in interest rate risk in assessing capital adequacy. According to such agencies, applicable considerations include the quality of the institution’s interest rate risk management process, overall financial condition, and the level of other risks at the institution for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy. Institutions that engage in specified amounts of trading activity may be subject to adjustments in the calculation of the risk-based capital requirement to assure sufficient additional capital to support market risk.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe, for the depository institutions under its jurisdiction, standards that relate to, among other things, internal controls; information and audit systems; loan documentation; credit underwriting; the monitoring of interest rate risk; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to provide it with an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, (the “FDI Act”). The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Real Estate Lending Standards

The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate, or (ii) are made for the purpose of financing construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices, and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC Guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The Guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Index

In 2006, the FDIC, the Office of the Comptroller of the Currency, and the Board of Governors of the Federal Reserve System issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as commercial real estate loans, does not establish specific lending limits but, rather, reinforces and enhances existing banking regulations and guidelines for such lending and portfolio management.

Dividend Limitations

The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends that will result in the institution failing to meet applicable capital requirements on a pro forma basis. The Bank is also subject to dividend declaration restrictions imposed by New York State law as previously discussed under “New York State Law.”

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For such purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

“Undercapitalized” institutions are subject to growth, capital distribution (including dividend), and other limitations, and are required to submit a capital restoration plan. An institution’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.

Beginning 60 days after becoming “critically undercapitalized,” critically undercapitalized institutions also may not make any payment of principal or interest on certain subordinated debt, or extend credit for a highly leveraged transaction, or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver is required for a critically undercapitalized institution within 270 days after it obtains such status.

Index

Enforcement

The FDIC has extensive enforcement authority over insured banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

The FDIC has authority under federal law to appoint a conservator or receiver for an insured institution under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured institution if that institution was critically undercapitalized on average during the calendar quarter beginning 270 days after the date on which the institution became critically undercapitalized. For this purpose, “critically undercapitalized” means having a ratio of tangible equity to total assets of less than 2%. Please see “Prompt Corrective Regulatory Action” earlier in this report.

The FDIC may also appoint a conservator or receiver for an insured institution on the basis of the institution’s financial condition or upon the occurrence of certain events, including (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurrence or likely incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Insurance of Deposit Accounts

The Bank’s deposits are insured up to applicable limits, which have been increased to $250,000 per depositor, by the Deposit Insurance Fund of the FDIC.

Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The prepaid FDIC assessment was $300,000 as of December 31, 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of June 30, 2010, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts (defined to include IOLTA and certain NOW accounts) would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank participated in the unlimited non-interest bearing transaction account coverage and the Bank, Northeast Community Bancorp and Northeast Community Bancorp, MHC opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012.

Index

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2012 averaged 1.04 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates and Loans to Insiders

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W promulgated thereunder. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with, the institution, other than a subsidiary. Generally, an institution’s subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of an institution, and any companies that are controlled by such parent holding company, are affiliates of the institution. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees or acceptances on letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as, or at least as favorable to, the institution or its subsidiary as similar transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans by an institution to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, governs loans by a savings bank or commercial bank to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of an institution, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10% or more of the voting securities of an institution, and their respective related interests, unless such loan is approved in advance by a majority of the board of the institution’s directors. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans aggregating over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as those offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Index

Community Reinvestment Act

Federal Regulation

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s Community Reinvestment Act rating has been an “Outstanding” for the past 18 years.

New York State Regulation

The Bank is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community (the “NYCRA”). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the NYDFS to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The NYDFS has not yet conducted an examination of the Bank to determine the Bank’s latest NYCRA rating subsequent to the Bank’s conversion to a New York State charter in June 2012.

Holding Company Regulation

General. Northeast Community Bancorp and Northeast Community Bancorp, MHC are savings and loan holding companies within the meaning of federal law. As such, they are subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Federal Reserve Board has enforcement authority over Northeast Community Bancorp and Northeast Community Bancorp, MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Northeast Community Bank. In November 2012, Northeast Community Bancorp and Northeast Community Bancorp, MHC provided notice to the Federal Reserve Board of their election to be treated as financial holding companies.

Financial Holding Companies. Savings and loan holding companies that elect to be treated as financial holding companies may also engage in a broad range of activities. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for savings and loan holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Federal Reserve Board and the Department of the Treasury are also authorized to permit additional activities for financial holding companies if the activities are “financial in nature” or “incidental” to financial activities. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria for a bank holding company to engage in such activities. A savings and loan holding companies may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible.

Index

In November 2012 Northeast Community Bancorp and Northeast Community Bancorp, MHC elected to be treated as financial holding companies and such election was effective on December 1, 2012.

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

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Federal Reserve Board. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Stock Holding Company Subsidiary Regulation. The Federal Reserve Board has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Northeast Community Bancorp is the stock holding company subsidiary of Northeast Community Bancorp, MHC. Northeast Community Bancorp is permitted to engage in activities that are permitted for Northeast Community Bancorp, MHC, subject to the same restrictions and conditions.

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

Index

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

On December 13, 2012, the MHC received notice from the Federal Reserve Board that it did not object to the waiver of dividends to be paid by the Company in the twelve months following MHC member approval of the dividend waiver, which occurred on November 9, 2012.

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

Index

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of Northeast Community Bancorp, MHC, Northeast Community Bancorp and Northeast Community Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Kenneth A. Martinek	Chief Executive Officer of the MHC, the Company and the Bank

Jose Collazo	President and Chief Operating Officer of the MHC, the Company and the Bank

Salvatore Randazzo	Executive Vice President and Chief Financial Officer of the MHC, the Company and the Bank

ITEM 1A.	RISK FACTORS

Our non-performing assets could expose us to increased risk of loss, which may negatively affect our earnings.

Our non-performing assets have increased in the past few years as a result of the economic recession. At December 31, 2012, we had total non-performing assets of $8.2 million, or 1.8% of total assets, a $12.8 million decrease from December 31, 2011 and a $14.5 million decrease from December 31, 2010. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Northeast Community Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At December 31, 2012, our allowance for loan losses amounted to 1.4% of total loans outstanding and 117.4% of nonperforming loans.

Our emphasis on multi-family residential, mixed-use and non-residential real estate lending and our recent expansion into commercial and industrial lending and participation in construction loans could expose us to increased lending risks.

Our primary business strategy centers on continuing our emphasis on multi-family and mixed-use real estate loans. At December 31, 2012, $302.9 million, or 89.7%, of our loan portfolio consisted of multi-family residential, mixed-use and non-residential real estate loans. As a result, our credit risk profile is generally higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

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

As with loans secured by multi-family, mixed-use and non-residential real estate, commercial and industrial loans tend to be of higher risk than one- to four-family residential mortgage loans. We seek to minimize the risks involved in commercial and industrial lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees, whenever possible. However, the capacity of a borrower to repay a commercial and industrial loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results. At December 31, 2012, $26.3 million, or 7.8%, of our loan portfolio consisted of commercial and industrial loans.

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

At December 31, 2012, we had three construction loan participations that we purchased in August 2007 that subsequently converted into permanent loans in 2012 with an aggregate outstanding balance of $6.0 million at December 31, 2012. This balance represents our 25% participation ownership in the loans, which are secured by a hotel. We currently do not buy participation interests in construction loans.

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. Our allowance for loan losses amounted to 1.3% of total loans outstanding and 95.7% of nonperforming loans at December 31, 2012. Our allowance for loan losses at December 31, 2012 may not be sufficient to cover loan losses. A large loss or series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

We face intense competition both in making loans in our lending territory and attracting deposits in our primary market area. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2012, the most recent date for which information is available from the FDIC, we held approximately 0.02% of the deposits in New York County, New York, approximately 0.57% and 0.09% of the deposits in Bronx and Westchester Counties, New York, respectively, and 0.28%, 0.90%, 0.00% and 0.00% of the deposits in Essex, Plymouth, Norfolk and Middlesex Counties, Massachusetts, respectively. Competition also makes it more difficult to hire and retain experienced employees. Some of the banks with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory.

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

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $205,000. In lieu of imposing an additional special assessment post-2009, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.5 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the New York State Department of Financial Services and by the Federal Deposit Insurance Corporation. Northeast Community Bancorp, MHC and Northeast Community Bancorp are subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Northeast Community Bank rather than for holders of Northeast Community Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted financial regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Savings and loan holding companies, including Northeast Community Bancorp and Northeast Community Bancorp, MHC, are now regulated by the Federal Reserve Board. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Northeast Community Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into written agreements and cease and desist orders that place certain limitations on their operations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations. See “Regulation and Supervision – Federal Banking Regulation – Capital Requirements” for a discussion of regulatory capital requirements.

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

The MHC has received the approval of the Federal Reserve Board to waive dividends paid by the Company during the 12 months following November 9, 2012. It is expected that the MHC will continue to waive future dividends, except to the extent dividends are needed to fund the MHC’s continuing operations, and subject to the ability of the MHC to obtain regulatory approval in the future of its requests to waive dividends.

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

Index

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

We conduct our business through our main office, a main office annex, eight other full-service branch offices, and our investment advisory and financial planning services office located in Westport, Connecticut. The following table sets forth certain information relating to these facilities as of December 31, 2012.

Location	Year Opened	Date of Lease Expiration	Owned/ Leased	Net Book Value
	(Dollars in thousands)
Corporate Headquarters and Main Office Annex:
325 Hamilton Avenue White Plains, New York 10601	1994	N/A	Owned	$1,006

55 Church Street White Plains, New York 10601	2012	3/31/2017	Leased	—

Branch Offices and Loan Production Office:
1470 First Avenue New York, NY 10021 (1)	2006	07/30/2014	Leased	—

590 East 187th Street Bronx, New York 10458	1972	N/A	Owned	453

242 West 23rd Street New York, NY 10011 (2)	1996	N/A	Owned/Leased	771

1751 Second Avenue New York, NY 10128	1978	09/30/2015	Leased	25

87 Elm Street Danvers, MA 01923	2009	N/A	Owned	1,503

8 No. Park Avenue Plymouth, MA 02360	2009	N/A	Owned	1,763

35 Edgell Road Framingham, MA 01701	2012	N/A	Owned	2,258

66 Elm Street Danvers, MA 01923 (3)	2011	N/A	Owned	978

281 Quincy Avenue Quincy, MA 02169	2012	N/A	Owned	2,172

Other Properties:
1353-55 First Avenue New York, NY 10021 (4)	1946	2109	Leased	—

830 Post Road East Westport, Connecticut 06880	2007	07/31/2015	Leased	—

(1)	The Company has temporarily relocated its branch office at 1353-55 First Avenue to this property due to the sale and renovation of the building located at 1353-55 First Avenue. See footnote 4 below.
(2)	This property is owned by us, but is subject to a 99 year land lease, the term of which expires in 2084.
(3)	Loan production office.
(4)	In June 2007, the Company sold this building and temporarily relocated its branch office located at 1353-55 First Avenue to 1470 First Avenue, New York, New York, while 1353-55 First Avenue is being renovated. On June 30, 2007, the Bank entered into a 99 year lease agreement for office space on the first floor of the building at 1353-55 First Avenue so that the Bank may continue to operate a branch office at this location after the building has been renovated. The lease will commence upon completion of construction at 1353-55 First Avenue. Construction on the 1353-1355 property has begun with a scheduled completion date of late 2014.

Index

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, the MHC and each of the directors of the Company and the MHC. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC. As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. A motion to dismiss the Complaint was filed on December 14, 2011. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012 Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second step conversion. Stilwell asserted claims against the MHC, as majority shareholder of the Company, for breach of fiduciary duty and for aiding and abetting the directors’ alleged  breach of fiduciary duty. The Company, filed a motion to dismiss on February 1, 2013. Stilwell filed his opposition on March 8, 2013, and the Company filed its reply brief on March 29, 2013. It is anticipated that the Court will rule on the motion in the next several months.

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

Index

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

	Dividends	High	Low

2012:

First Quarter	$0.03	$7.29	$5.49
Second Quarter	0.03	6.33	5.09
Third Quarter	0.00	5.61	5.00
Fourth Quarter	0.03	5.64	5.01

2011:

First Quarter	$0.03	$6.30	$5.58
Second Quarter	0.03	6.90	5.80
Third Quarter	0.03	6.86	5.91
Fourth Quarter	0.03	6.48	5.41

Northeast Community Bancorp, MHC, the Company’s majority stockholder, has waived receipt of all dividends declared by the Company. During 2012, the aggregate amount of dividends waived was $436,000. On a cumulative basis, $4,364,000 of such dividends have been waived through December 31, 2012.

As of February 28, 2013, there were approximately 270 holders of record of the Company’s common stock.

Purchases of Equity Securities

The Company did not repurchase any of its common stock during the three months ended December 31, 2012 and had no approved repurchase program at December 31, 2012.

Index
ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$444,224	$489,289	$466,008	$527,276	$424,228
Cash and cash equivalents	49,242	82,583	44,453	88,718	36,534
Securities held to maturity	11,987	16,099	19,858	11,845	2,078
Securities available for sale	129	149	162	176	182
Loans receivable, net	333,787	350,894	364,798	386,266	363,616
Bank owned life insurance	19,852	16,736	16,145	10,522	8,902
Deposits	318,120	353,636	326,830	379,518	261,430
Federal Home Loan Bank advances	15,000	20,000	25,000	35,000	40,000
Total stockholders’ equity	103,849	107,065	108,139	107,448	110,502

Operating Data:
Interest income	$20,028	$22,151	$24,642	$24,373	$21,947
Interest expense	3,763	5,177	8,435	10,092	8,550
Net interest income	16,265	16,974	16,207	14,281	13,397
Provision for loan losses	5,623	1,113	3,487	7,314	411
Net interest income after provision for loan losses	10,642	15,861	12,720	6,967	12,986
Gain (loss) on sale of premises, equipment and deposits	(9)	10	1,924	—	—
Other noninterest income	2,588	1,882	1,718	1,498	1,794
Noninterest expenses	18,036	14,201	13,590	13,893	11,500
Income (loss) before provision (benefit) for income taxes	(4,815)	3,552	2,772	(5,428)	3,280
Income tax (benefit) provision	(2,301)	1,197	904	(2,812)	1,178
Net income (loss)	$(2,514)	$2,355	$1,868	$(2,616)	$2,102
Net income (loss) per share – basic and diluted	$(0.20)	$0.19	$0.15	$(0.20)	$0.16
Dividends declared per share	$0.09	$0.12	$0.12	$0.12	$0.12

Index

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008

Performance Ratios:
Return on average assets	(0.54)%	0.51%	0.37%	(0.54)%	0.54%
Return on average equity	(2.35)	2.18	1.72	(2.37)	1.91
Interest rate spread (1)	3.50	3.53	2.96	2.49	2.73
Net interest margin (2)	3.76	3.89	3.39	3.08	3.63
Noninterest expense to average assets	3.85	3.07	2.67	2.86	2.96
Efficiency ratio (3)	95.71	75.27	68.47	88.05	75.70
Average interest-earning assets to average interest-bearing liabilities	129.46	130.26	124.48	127.33	138.82
Average equity to average assets	22.81	23.37	21.30	22.77	28.35

Capital Ratios - Bank:
Tangible capital	18.39	18.02	18.41	16.01	19.45
Core capital	18.39	18.02	18.41	16.01	19.45
Total risk-based capital	25.38	31.30	29.84	27.70	30.65

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.38	2.07	2.06	1.72	0.51
Allowance for loan losses as a percent of nonperforming loans	117.41	36.19	35.07	33.41	57.92
Net charge-offs to average outstanding loans during the period	2.37	0.37	0.67	0.62	0.01
Non-performing loans as a percent of total loans	1.17	5.72	5.87	5.14	0.88

Other Data:
Number of:
Real estate loans outstanding	457	449	468	497	491
Deposit accounts	12,028	12,170	13,042	15,781	14,449
Offices (4)	13	10	9	10	9

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	At December 31, 2012, includes our main office, a main office annex, our eight other full-service branch offices, our loan production office, our investment advisory service office in Westport, Connecticut.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Federal insurance premiums are payments we make to the FDIC for insurance of our deposit accounts.

Other expenses include expenses for professional services, office supplies, postage, telephone, insurance, charitable contributions, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses as a critical accounting policy.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the NYDFS and FDIC, as an integral part of their examination process, periodically reviews our allowance for loan losses. The NYDFS and FDIC could require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 1 of the notes to the consolidated financial statements included elsewhere in this filing.

Index

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

Balance Sheet Analysis

Overview. Total assets at December 31, 2012 decreased by $45.1 million, or 9.2%, to $444.2 million from total assets of $489.3 million at December 31, 2011. The decrease was primarily due to decreases of $33.3 million in cash and cash equivalents, $17.1 million in loans receivable, net, $4.1 million in investment securities held-to-maturity, $2.2 million in certificates of deposits at other financial institutions, $523,000 in accrued interest receivable, $278,000 in Federal Home Loan Bank stock, and $227,000 in goodwill, offset by increases of $4.0 million in premises and equipment, $3.7 million in real estate owned, $3.1 million in bank owned life insurance, and $2.1 million in other assets.

These decreases primarily resulted from decreases of $35.5 million in deposits, $5.0 million in Federal Home Loan Bank advances, and $1.5 million in accounts payable and accrued expenses, partially offset by an increase of $163,000 in advance payments by borrowers for taxes and insurance. As of December 31, 2012, the Company, on a consolidated basis, had stockholders equity of $103.8 million, or 23.4% of assets.

In 2010, we proactively reduced mortgage origination levels for mixed-use and non-residential real estate loans, based on our unwillingness to offer rates and terms on loan products that, in our opinion, do not accurately reflect the risk associated with particular loan types in the current economic and real estate environment. During the second half of 2011 and into 2012, we began increasing our origination of loans secured by real-estate. In 2012, we commenced originating construction loans secured by multi-family or non-residential properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers for the first time since 2009.

In addition, during the third quarter of 2012 we chose not to renew $19.5 million in Insured Cash Sweep (“ICS”) reciprocal money market deposits and lowered our interest rates on deposit products in an effort to decrease high cost deposits. The Bank also paid off a $5.0 million Federal Home Loan Bank of New York advance to reduce its high cost of funds.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by multi-family residential real estate, mixed-use real estate and non-residential real estate. To a much lesser extent, we originate commercial and industrial and consumer loans. At December 31, 2012, loans receivable, net, totaled $333.8 million, a decrease of $17.1 million, or 4.9%, from total loans receivable, net, of $350.9 million at December 31, 2011.

The largest segment of our real estate loans is multi-family residential loans. As of December 31, 2012, these loans totaled $178.6 million, or 52.9% of our total loan portfolio, compared to $189.3 million, or 52.9% of our total loan portfolio at December 31, 2011. As of December 31, 2012, mixed-use loans totaled $41.9 million, or 12.4% of our total loan portfolio, compared to $51.2 million, or 14.3% of our total loan portfolio at December 31, 2011. Non-residential real estate loans totaled $82.3 million, or 24.4% of our total loan portfolio at December 31, 2012, compared to $83.6 million, or 23.4% of our total loan portfolio at December 31, 2011. At December 31, 2012 and 2011, one- to four-family residential real estate loans totaled $7.8 million and $627,000, or 2.3% and 0.2% of our total loan portfolio, respectively. The decrease in multi-family and mixed use loans resulted primarily from management’s conservative underwriting and increased competition.

Index

Although we discontinued in 2010 the purchase of participation interests in construction loans secured by multi-family, mixed-use and non-residential properties, we purchased participation interests in these types of properties prior to 2010. At December 31, 2012, we had no outstanding construction loan participation interests purchased as a result of three construction loan participations that we purchased in August 2007 having subsequently converted into permanent loans in 2012. These three loans had an aggregate outstanding balance of $5.8 million at December 31, 2012 and are included in our non-residential real estate loans totaling $82.3 million. The outstanding balance of construction loan participation interests purchased totaled $9.1 million or 2.5% of our total loan portfolio at December 31, 2011.

At December 31, 2012, our originated construction loan portfolio totaled $841,000, net of loans in process of $5.2 million, or 0.3% of our total loan portfolio. We had no originated construction loans at December 31, 2011.

At December 31, 2012, our commercial and industrial loan portfolio totaled $48.7 million in committed loans, with $26.3 million drawn against such commitments, compared to $35.9 million in committed loans, with $23.7 million drawn against such commitments at December 31, 2011.

We also originate several types of consumer loans consisting of personal consumer loans, loans secured by savings accounts or certificates of deposit (share loans), and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. Consumer loans totaled $77,000 and represented 0.02% of total loans at December 31, 2012 compared to $68,000, or 0.02%, of total loans at December 31, 2011.

Index

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Residential Real Estate:
One- to four-family	$7,761	2.30%	$627	0.18%	$211	0.06%	$244	0.06%	$275	0.08%
Multi-family(1)	178,644	52.88	189,253	52.93	190,042	51.15	201,059	51.30	186,199	51.11
Mixed-use(1)	41,895	12.40	51,229	14.33	55,244	14.87	59,779	15.25	58,317	16.00
Total residential real estate loans	228,300	67.58	241,109	67.43	245,497	66.08	261,082	66.61	244,791	67.19

Non-residential real estate (1)	82,312	24.37	83,602	23.38	100,925	27.16	105,194	26.84	102,785	28.21
Total real estate	310,612	91.95	324,711	90.81	346,422	93.24	366,276	93.45	347,576	95.40

Construction loans	841	0.25	9,065	2.54	12,913	3.48	15,121	3.86	9,025	2.48
Commercial and industrial loans	26,274	7.78	23,725	6.64	12,140	3.27	10,400	2.65	7,620	2.09

Consumer:
Overdraft lines of credit	34	0.01	44	0.01	48	0.01	60	0.02	57	0.02
Passbook loans	28	0.01	24	0.01	15	0.00	90	0.02	57	0.01
Consumer loans	15	—	—	—	—	—	—	—	—	—
Total consumer loans	77	0.02	68	0.02	63	0.01	150	0.04	114	0.03
Total loans	337,804	100.00%	357,569	100.00%	371,538	100.00%	391,947	100.00%	364,335	100.00%

Net deferred loan costs	629		722		907		1,052		1,146
Allowance for losses	(4,646)		(7,397)		(7,647)		(6,733)		(1,865)
Loans, net	$333,787		$350,894		$364,798		$386,266		$363,616

(1)	Includes equity lines of credit that we originate on properties on which we hold the first mortgage.

Index

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loans repricing or maturing during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2012
	Residential Real Estate Loans	Non- Residential Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Consumer and other Loans	Total Loans
	(In thousands)
One year or less	$39,376	$17,798	$19,792	$451	$62	$77,479
More than one year to five years	162,702	49,120	4,556	—	15	216,393
More than five years	26,222	15,394	1,926	390	—	43,932
Total	$228,300	$82,312	$26,274	$841	$77	$337,804

The following table sets forth the dollar amount of all loans at December 31, 2012 that are due after December 31, 2013 and have either fixed or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Residential real estate:
One- to four-family	$2,370	$5,342	$7,712
Multi-family	12,816	139,016	151,832
Mixed-use	—	29,380	29,380
Non-residential real estate	7,197	57,317	64,514
Construction loans	—	390	390
Commercial and industrial loans	6,482	—	6,482
Consumer and other loans	15	—	15
Total	$28,880	$231,445	$260,325

Index

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2012	2011	2010	2009	2008
	(In thousands)
Total loans at beginning of period	$357,569	$371,538	$391,947	$364,335	$283,456
Loans originated:
Residential real estate:
One- to four-family	9,385	450	—	—	—
Multi-family	30,745	34,505	5,210	22,423	70,450
Mixed-use	5,863	1,550	—	7,922	6,616
Non-residential real estate	14,597	7,043	420	6,920	42,954
Construction loans	5,996	—	—	—	—
Commercial and industrial loans	5,701	8,728	2,558	3,026	4,794
Consumer and other loans	16	—	—	35	87
Total loans originated	72,303	52,276	8,188	40,326	124,901
Construction loan participation purchased	—	—	—	5,198	5,406
Permanent loan participation purchased	—	—	—	—	2,971
Deduct:
Loan principal repayments	83,579	62,527	25,979	17,583	44,034
Charge offs	8,489	1,375	2,618	2,446	35
Loan sales	—	—	—	—	7,045
Total deductions	92,068	63,902	28,597	20,029	51,114
Other increases (decreases), net	—	(2,343)	—	2,117	(1,285)
Total loans at end of period	$337,804	$357,569	$371,538	$391,947	$364,335

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities. Securities decreased by $4.1 million, or 25.4%, from $16.2 million at December 31, 2011, to $12.1 million at December 31, 2012. The decrease was primarily due to maturities and repayments of $4.1 million.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Mortgage-backed securities- residential	$125	$129	$145	$149	$157	$162

Securities held to maturity:
Mortgage-backed securities - residential	$11,987	$12,561	$16,099	$16,662	$19,858	$20,342

At December 31, 2012 and December 31, 2011, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

Index

The following table sets forth the stated final maturities and weighted average yields of debt securities at December 31, 2012. Certain mortgage-backed securities have adjustable interest rates and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below. At December 31, 2012, mortgage-backed securities with adjustable rates totaled $9.7 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$129	2.37%	$129	2.37%

Securities held to maturity:
Mortgage-backed securities	$—	—%	$49	2.72%	$182	2.23%	$11,756	3.54%	$11,987	3.52%

Index

Deposits. Our primary source of funds is retail deposit accounts which are comprised of savings accounts, demand deposits and certificates of deposit held primarily by individuals and businesses within our primary market area and, prior to 2010 but resumed in 2011 to a small extent, non-broker certificates of deposit gathered through two nationwide certificate of deposit listing services. The non-broker certificates of deposits were accepted from banks, credit unions, non-profit organizations and certain corporations in amounts greater than $75,000 and less than $250,000. Although we curtailed the use of the certificate of deposit listing services in 2010, we resumed the use of these services in 2011 by obtaining $10.0 million in non-broker certificates of deposits. In an effort to reduce reliance on these higher cost funds, the Company allowed these non-broker certificates of deposits to mature without renewal in 2012. As a result, these non-broker certificates of deposits have been reduced to $746,000, or 0.2% of total deposits, at December 31, 2012, compared to $11.5 million, or 3.3% of total deposits at December 31, 2011.

Deposits decreased by $35.5 million, or 10.0%, in the year ended December 31, 2012. The decrease in deposits was primarily attributable to efforts by the Company to decrease reliance on short term rate sensitive NOW and money market deposits and increase reliance on noninterest bearing demand deposits and long term certificates of deposits. This resulted in a decrease of $44.7 million in NOW and money market deposit accounts, offset by increases of $7.9 million in noninterest bearing demand deposits, $5.3 million in certificates of deposits, and $3.9 million in savings accounts.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

NOW and money market deposit accounts	$62,868	19.8%	$115,411	32.6%	$83,839	25.7%
Savings accounts	84,404	26.5	80,548	22.8	55,898	17.1
Noninterest bearing demand deposits	22,932	7.2	15,046	4.3	9,839	3.0
Certificates of deposit	147,916	46.5	142,631	40.3	177,254	54.2
Total	$318,120	100.0%	$353,636	100.0%	$326,830	100.0%

At December 31, 2012, the Company had $981,000 in Certificate of Deposit Account Registry Service (“CDARS”) reciprocal certificates of deposits and no Insured Cash Sweep (“ICS”) reciprocal money market deposits that were fully-insured brokered deposits as defined in the FDIC call report instructions. At December 31, 2011, the Company had no CDARS reciprocal deposits and $19.5 million in ICS reciprocal deposits. The CDARS certificates of deposits and the ICS money market deposits were obtained from two separate retail depositors and then transferred into the CDARS and ICS Networks in order to obtain full FDIC insurance coverage for our customers. These types of deposits are known in the CDARS and ICS Networks as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

The following table indicates the amount of certificates of deposit with balances over $100,000 by time remaining until maturity as of December 31, 2012. We do not solicit jumbo certificates of deposit nor do we offer special rates for jumbo certificates. The minimum deposit to open a certificate of deposit ranges from $500 to $2,500.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$3,598
Over three through six months	6,926
Over six through twelve months	24,088
Over twelve months	44,801
Total	$79,413

Index

Borrowings. We may utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements. Advances from the Federal Home Loan Bank of New York (“FHLB”) decreased to $15.0 million as of December 31, 2012 from $20.0 million FHLB advances outstanding as of December 31, 2011.

The contractual maturities of FHLB advances at December 31, 2012 are as follows:

	Amount	Weighted Average Interest Rate
Advances maturing in:
One year or less	$10,000	3.70%
After one to two years	5,000	3.64%
	$15,000	3.68%

Stockholders’ Equity. Stockholders’ equity decreased by $3.2 million, or 3.0%, to $103.8 million at December 31, 2012, from $107.0 million at December 31, 2011. The decrease was primarily due to a comprehensive loss of $2.7 million and cash dividends of $669,000, partially offset by $145,000 for ESOP shares earned for the period.

Northeast Community Bancorp, MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends through March 31, 2012. Northeast Community Bancorp, MHC had waived receipt of all past dividends paid by the Company through March 31, 2012. Northeast Community Bancorp, MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012. As a result, Northeast Community Bancorp, MHC received $218,000 in dividends in August 2012. On a cumulative basis, $4.4 million of such dividends had been waived by Northeast Community Bancorp, MHC through December 31, 2012.

On December 13, 2012, Northeast Community Bancorp, MHC, the Company’s majority stockholder, received notice from the Federal Reserve Board that it did not object to the waiver of dividends paid by the Company in the twelve months following MHC member approval of the dividend waiver, which occurred on November 9, 2012. See “Risk Factors—The amount of dividends we pay on our common stock, if any, may be limited by the ability of NorthEast Community Bancorp, MHC to waive receipt of dividends.”

Results of Operations for the Years Ended December 31, 2012 and 2011

Overview.

	2012	2011	% Change 2012/2011
	(Dollars in thousands)

Net income (loss)	$(2,514)	$2,355	(206.8)%
Return on average assets	(0.54)%	0.51%	(205.9)%
Return on average equity	(2.35)%	2.18%	(207.8)%
Average equity to average assets	22.81%	23.37%	(2.4)%

Net income (loss) for the year ended December 31, 2012 decreased by $4.9 million, or 206.8%, to $(2.5) million from $2.4 million in 2011. The decrease was primarily the result of increases in the provision for loan losses, additional non-interest expenses associated with the opening of two new branch locations in Massachusetts, and a decrease in net interest income, partially offset by increases in non-interest income and a decrease in income taxes.

Index

Net Interest Income. Net interest income decreased by $709,000, or 4.2%, to $16.3 million for the year ended December 31, 2012, from $17.0 million for the year ended December 31, 2011. The decrease in net interest income resulted primarily from a decrease in the yield on our interest-earning assets that exceeded the decrease in the cost of our interest-bearing liabilities. The net interest spread decreased by 3 basis points to 3.50% for the year ended December 31, 2012, from 3.53% for the year ended December 31, 2011. The net interest margin decreased by 13 basis points to 3.76% for the year ended December 31, 2012, from 3.89% for the year ended December 31, 2011.

The decrease in the interest rate spread and the net interest margin in 2012 compared to 2011 was due to a decrease in the yield on our interest-earning assets that exceeded the decrease in the cost of our interest-bearing liabilities. The cost of our interest-bearing liabilities decreased by 41 basis points to 1.13% for the year ended December 31, 2012, from 1.54% for the year ended December 31, 2011. The yield on our interest-earning assets decreased by 44 basis points to 4.63% for the year ended December 31, 2012, from 5.07% for the year ended December 31, 2011. The decrease in both the yield on our interest-earning assets and the cost of our interest-bearing liabilities was due to the low interest rate environment in 2011 that continued throughout 2012.

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

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$352,912	$19,510	5.53%	$369,188	$21,423	5.80%	$385,882	$23,577	6.11%
Securities	15,704	484	3.08	20,781	687	3.31	26,962	956	3.55
Other interest-earning assets	64,399	34	0.05	46,825	41	0.09	65,633	109	0.17
Total interest-earning assets	433,015	20,028	4.63	436,794	22,151	5.07	478,477	24,642	5.15
Allowance for loan losses	(5,785)			(7,768)			(6,234)
Noninterest-earning assets	41,740			33,440			37,148
Total assets	$468,970			$462,466			$509,391

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$92,110	$497	0.54%	$82,587	$698	0.85%	$83,560	$1,174	1.40%
Savings and club accounts	87,505	558	0.64	62,093	424	0.68	60,100	407	0.68
Certificates of deposit	138,895	2,150	1.55	167,603	3,425	2.04	209,889	5,810	2.77
Total interest-bearing deposits	318,510	3,205	1.01	312,283	4,547	1.46	353,549	7,391	2.09

Borrowings	15,971	558	3.49	23,034	630	2.74	30,841	1,044	3.39
Total interest-bearing liabilities	334,481	3,763	1.13	335,317	5,177	1.54	384,390	8,435	2.19

Noninterest-bearing demand	19,715			12,027			10,158
Other liabilities	7,814			7,033			6,367
Total liabilities	362,010			354,377			400,915

Stockholders’ equity	106,960			108,089			108,476
Total liabilities and Stockholders’ equity	$468,970			$462,466			$509,391
Net interest income		$16,265			$16,974			$16,207
Interest rate spread			3.50			3.53			2.96
Net interest margin			3.76			3.89			3.39
Net interest-earning assets	$98,534			$101,477			$94,087
Interest-earning assets to interest- bearing liabilities	129.46%			130.26%			124.48%

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

	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$(923)	$(990)	$(1,913)	$(996)	$(1,158)	$(2,154)
Investment securities	(159)	(44)	(203)	(208)	(61)	(269)
Other interest-earning assets	12	(19)	(7)	(26)	(42)	(68)
Total interest-earning assets	(1,069)	(1,054)	(2,123)	(1,230)	(1,261)	(2,491)

Interest expense:
Interest-bearing demand deposits	73	(274)	(201)	(14)	(462)	(476)
Savings accounts	164	(30)	134	14	3	17
Certificates of deposit	(528)	(747)	(1,275)	(1,037)	(1,348)	(2,385)
Borrowings	(221)	149	(72)	(235)	(179)	(414)
Total interest-bearing liabilities	(512)	(902)	(1,414)	(1,273)	(1,985)	(3,258)
Net change in interest income	$(557)	$(152)	$(709)	$43	$724	$767

Provision for Loan Losses. We recorded provisions for loan losses of $5.6 million and $1.1 million for 2012 and 2011, respectively. During 2012, we charged-off $8.5 million against 29 non-performing loans to reduce the aggregate carrying value to $11.2 million as of December 31, 2012. During 2011, we charged-off $1.4 million against 12 non-performing loans to reduce the aggregate carrying value to $3.5 million as of December 31, 2011. The primary reason for the increased provision during 2012 was an increased level of charge-offs due to the continued deterioration in the financial condition of several multi-family and commercial real estate borrowers, the decline in the market value of their related collateral properties and management’s continuing efforts to identify and charge-off uncollectable portions of collateral dependent impaired loans. The Company’s Special Assets Group continues to monitor our loan portfolio and reviews at least quarterly and, more frequently, if necessary all non-performing loans, potential non-performing loans, and restructured loans. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

We recorded recoveries of $115,000 and $12,000 during the years ended December 31, 2012 and December 31, 2011, respectively.

Noninterest Income. The following table shows the components of noninterest income for the years ended December 31, 2012 and 2011.

	2012	2011	% Change 2012/2011
	(Dollars in thousands)
Other loan fees and service charges	$1,080	$390	176.9%
Net gain (loss) from premises and equipment	(9)	10	(190.0)
Earnings on bank owned life insurance	616	591	4.4
Investment advisory fees	877	894	(1.9)
Other	15	7	100.0
Total	$2,579	$1,892	36.3

Index

The increase in noninterest income was primarily due to increases of $690,000 in other loan fees and service charges, $26,000 in earnings on bank owned life insurance, and $7,000 in other non-interest income, offset by decreases of $19,000 in net gain/(loss) on the disposition of fixed assets and $17,000 in investment advisory fee income. The increase in other loan fees and service charges was due to increases of $535,000 in fee income from our mortgage broker activity, $91,000 in loan fees and $21,000 in miscellaneous loan service charges.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	% Change 2012/2011
	(Dollars in thousands)
Salaries and employee benefits	$9,332	$7,204	29.5%
Net occupancy expense of premises	1,323	1,156	14.4
Equipment	759	625	21.4
Outside data processing	1,032	799	29.2
Advertising	261	178	46.6
Impairment loss on goodwill	227	—	NA
REO expenses	36	182	(80.2)
FDIC insurance premiums	367	404	(9.2)
Service contracts	392	301	30.2
Insurance	215	199	8.0
Audit and accounting	288	327	(11.9)
Directors compensation	405	320	26.6
Telephone	345	209	65.1
Office supplies and stationary	118	97	21.6
Director, officer, and employee expenses	725	505	43.6
Legal fees	826	559	47.7
Other	1,385	1,136	21.9
Total noninterest expenses	$18,036	$14,201	27.0

Non-interest expense increased by $3.8 million, or 27.0%, to $18.0 million for the year ended December 31, 2012 from $14.2 million for the year ended December 31, 2011. The increase resulted primarily from increases of $2.1 million in salaries and employee benefits, $233,000 in outside data processing expense, $227,000 in impairment loss on goodwill, $167,000 in net occupancy expense, $134,000 in equipment expense, and $83,000 in advertising expense, partially offset by decreases of $146,000 in real estate owned expense and $37,000 in FDIC insurance expense.

Salaries and employee benefits, which represented 51.7% of the Company’s non-interest expense for the year ended December 31, 2012, increased by $2.1 million, or 29.5%, to $9.3 million in 2012 from $7.2 million in 2011. The increase was due to the hiring of additional loan production and branch operations personnel in the Company’s Headquarters and Massachusetts locations to support new lending and branch operations activities, in particular the opening of two new branch offices in Framingham and Quincy, Massachusetts.

Outside data processing expense increased by $233,000, or 29.2%, to $1.0 million for the year ended December 31, 2012 from $799,000 for the year ended December 31, 2011 due primarily to additional services provided in 2012 by the Company’s core data processing vendor as a result of the expansion of the Company’s facilities and services.

The Company recognized an impairment loss on goodwill of $227,000 in 2012 as a result of the Company’s annual evaluation of the goodwill in connection with the Hayden Financial Group acquisition in 2007. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel. The Company did not have any impairment loss on goodwill in 2011.

Index

Occupancy expense increased by $167,000, or 14.4%, to $1.3 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011 due to the Headquarters expansion, the addition of the Massachusetts loan operations facility, and the new Framingham and Quincy, Massachusetts branch offices.

Equipment expense increased by $134,000, or 21.4%, to $759,000 in 2012 from $625,000 in 2011 due to purchases of additional equipment and upgrades of existing equipment to support our Headquarters and Massachusetts expansion. Advertising expense increased by $83,000, or 46.6%, to $261,000 in 2012 from $178,000 in 2011 due to an increase in marketing efforts to support our expansion of our Massachusetts operations.

Real estate owned expenses decreased by $146,000, or 80.2%, to $36,000 in 2012 from $182,000 in 2011 due primarily to a loss of $140,000 on the disposition of a multi-family property in December 2011 and a decrease of $6,000 in net operating expenses in connection with the maintenance and operation of foreclosed properties.

FDIC insurance expense decreased by $37,000, or 9.2%, to $367,000 in 2012 from $404,000 in 2011 due to a reduction in the Company’s assessment base used to calculate the FDIC insurance expense.

There were increases of $220,000 in employee expenses, $193,000 in consulting fees, $136,000 in telephone expenses, $91,000 in service contracts, $21,000 in office supplies and stationary expenses, and $16,000 in insurance expenses due to the expansion and support of our lending and branch operations. Legal fees increased by $267,000 due to an increase in litigation and regulatory matters. Other noninterest expense increased by $249,000 due to $127,000 in recruitment expenses related to the hiring of additional loan production, branch operations, and support personnel in the Company’s Headquarters and Massachusetts locations.

Provision for Income Taxes. Income taxes decreased by $3.5 million, or 292.2%, due to a benefit of $2.3 million for the year ended December 31, 2012 from an expense of $1.2 million for the year ended December 31, 2011. The decrease resulted primarily from a $8.4 million decrease in pre-tax income in 2012 compared to 2011. The effective tax rate was 47.8% for the year ended December 31, 2012 compared to 33.7% for the year ended December 31, 2011.

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

In connection with the above, the Bank has entered into short-term restructuring agreements with various borrowers. At December 31, 2012, the Bank had eleven restructured mortgage loans totaling $13.4 million, comprised of five multi-family mortgage loans totaling $5.5 million, one mixed-use mortgage loan totaling $916,000, and five nonresidential mortgage loans totaling $7.0 million. Except for one nonresidential mortgage loan totaling $755,000 that is nonperforming and nonaccrual, each of the remaining ten restructured loans was performing under the terms of the restructuring agreements at December 31, 2012. Restructuring terms were generally consistent with market terms.

At December 31, 2011, the Bank had sixteen restructured mortgage loans totaling $15.5 million, comprised of nine multi-family mortgage loans totaling $8.2 million, two mixed-use mortgage loans totaling $1.7 million, and five nonresidential mortgage loans totaling $5.6 million. Except for three multi-family mortgage loans totaling $1.0 million and one nonresidential mortgage loan totaling $440,000 that were nonperforming and nonaccrual, each of the remaining thirteen restructured loans was performing under the terms of the restructuring agreements at December 31, 2011.

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

Index

Real estate that we acquire as a result of a foreclosure action or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the lower of the unpaid principal balance of the loan or the fair value minus estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$—	$—	$—	$—	$—
Multi-family	1,477	4,229	2,219	5,806	261
Mixed-use	—	722	—	—	—
Non-residential real estate	2,480	6,634	5,457	14,344	1,614
Construction	—	7,661	11,575	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	3,957	19,246	19,251	20,150	1,875

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	—	—	—	—	—
Multi-family	—	1,192	2,555	—	—
Mixed-use	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	—	1,192	2,555	—	—
Total of nonaccrual and 90 days or more past due loans	3,957	20,438	21,806	20,150	1,875

Foreclosed real estate	4,271	620	933	636	832
Other nonperforming loans	—	—	—	—	1,345
Total nonperforming assets	8,228	21,058	22,739	20,786	4,052

Accruing troubled debt restructurings	12,236	14,039	30,893	13,175	—
Nonaccrual troubled debt restructurings	1,197	1,435	—	—	—
Total troubled debt restructurings	13,433	15,474	30,893	13,175	—
Less nonaccrual troubled debt restructuring in total nonaccrual loans	1,197	1,435	—	—	—

Troubled debt restructurings and total nonperforming assets	$20,464	$35,097	$53,632	$33,961	$4,052

Total nonperforming loans to total loans	1.17%	5.72%	5.87%	5.14%	0.88%
Total nonperforming assets to total assets	1.85%	4.30%	4.88%	3.94%	0.96%
Total nonperforming assets and troubled debt restructurings to total assets	4.61%	7.17%	11.51%	6.44%	0.96%

Other than disclosed in the above table and in the classified assets table below, management believes that there are no other loans at December 31, 2012 and December 31, 2011 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Index

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

The non-accrual loans at December 31, 2012 consisted of nine loans in the aggregate, comprised of five multi-family mortgage loans and four nonresidential mortgage loans. Nonperforming loans decreased by $16.5 million, or 80.6%, to $4.0 million at December 31, 2012 from $20.4 million at December 31, 2011. The decrease in nonperforming loans was due to the satisfaction of eight non-accrual and one accruing mortgage loans totaling $5.5 million, the conversion from nonperforming to performing status of five mortgage loans totaling $8.9 million, the foreclosure into real estate owned of two nonresidential mortgage loans totaling $4.3 million (net of charge-offs of $700,000), and charge-offs of $3.0 million against four nonperforming loans. These were offset by the addition of seven mortgage loans totaling $2.4 million that became nonperforming at December 31, 2012.

The non-accrual multi-family mortgage loans, net of charge-offs of $538,000, totalled $1.5 million at December 31, 2012, consisting primarily of the following mortgage loans:

(1)	A delinquent loan with an outstanding balance of $1.2 million secured by an apartment building. We classified this loan as special mention. The delinquency is the result of a lawsuit filed by the previous owner claiming that the debtor never owned record title to the mortgaged property. The Company filed a lawsuit seeking a declaration that the mortgage is a valid encumbrance against the property. Subsequent to December 31, 2012, the Court ruled in favor of the borrower and turned the building back to our borrower and dismissed the trustee.

The four non-accrual non-residential mortgage loans, net of charge-offs of $1.6 million, totaled $2.5 million at December 31, 2012 consisting primarily of the following mortgage loans:

(1)	An outstanding balance of $778,000, net of charge-off of $130,000, secured by a medical office building. We classified this loan as substandard. The Company has commenced a foreclosure action and the Court has appointed a receiver. We are evaluating the options currently available to us.

(2)	An outstanding balance of $755,000, net of a charge-off of $371,000, secured by a gasoline service station and car wash. We classified this loan as substandard. The Company has commenced a foreclosure action and has applied to the Court to appoint a receiver. We are evaluating the options currently available to us.

(3)	An outstanding balance of $505,000 secured by an office building. We classified this loan as special mention. Because Hurricane Sandy damaged the building, the borrower requested and the Company granted forbearance on monthly payments for three months starting in November 2012. The borrower has been making monthly escrow payments during the forbearance period and has resumed making monthly payments in February 2013 that will cure the delinquency within a short period of time.

(4)	An outstanding balance of $442,000, net of charge-offs of $400,000, secured by a strip shopping center and warehouse. We classified this loan as substandard. The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The borrower is making monthly escrow payments.

We are in the process of foreclosing on the above-mentioned first and second non-accrual nonresidential mortgage loans. Based on recent fair value analyses of these properties, the Company does not expect any losses beyond the amounts already charged off.

Index

Interest income that would have been recorded for the year ended December 31, 2012 had non-accruing loans been current in accordance with their original terms amounted to approximately $153,000. During the year ended December 31, 2012, the Bank recognized interest income of approximately $102,000 on the nonaccrual loans.

At December 31, 2012, we owned two foreclosed properties with a net balance of $4.3 million consisting of an office building located in Lawrenceville, New Jersey and a restaurant with 23 boat slips located in Broad Channel, New York. The office building is 25% occupied. The restaurant was destroyed by Hurricane Sandy and the Company has notified the insurance agency and insurance company that underwrote the flood insurance. We have begun marketing the New Jersey office building and expect to close the sale of the New York property within 60 days.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the NYDFS has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. We recognize a loss as soon as a reasonable determination of that loss can be made. We directly charge, against earnings, that portion of the asset that is determined to be uncollectible. If an accurate determination of the loss is impossible, for any reason, we will establish an allowance in an amount sufficient to absorb the most probable loss expected. In cases where a reasonable determination of a loss cannot be made, we will adjust our allowance to reflect a potential loss until a more accurate determination can be made.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)

Special mention assets	$3,058	$4,259	$7,567
Substandard assets	13,872	24,146	22,103
Doubtful and loss assets	—	—	—
Total classified assets	$16,930	$28,405	$29,670

The decrease in classified assets was due to the Company’s close monitoring of non-performing loans, despite the continued weakness in the economy adversely impacting the commercial and multi-family real estate markets. On the basis of management’s review of assets, we classified $3.1 million of our assets at December 31, 2012 as special mention or potential problem loans compared to $4.3 million classified as special mention at December 31, 2011. In addition, we classified $13.9 million at December 31, 2012 as substandard compared to $24.1 million at December 31, 2011.

The decrease in special mention assets was due to the resolution of one multi-family mortgage loan and one mixed-use mortgage loan totaling $1.1 million that were performing at December 31, 2012 and the reclassification of one multi-family mortgage loan totaling $2.2 million from special mention to substandard, offset by five multi-family mortgage loans and one nonresidential mortgage loan totaling $2.1 million that were newly classified as special mention.

The decrease in substandard assets was due to the pay-offs of six multi-family mortgage loans, three nonresidential mortgage loans, and one mixed-use mortgage loan totaling $7.0 million, the resolution of one multi-family mortgage loan totaling $1.2 million that was performing at December 31, 2012, the transfer into real estate owned of two nonresidential mortgage loans totaling $4.3 million (net of charge-offs of $700,000), and charge-offs totaling $2.3 million against two nonresidential mortgage loans, offset by four commercial and industrial loans, two nonresidential mortgage loans, and one multi-family mortgage loans totaling $3.0 million that were newly classified as substandard and the reclassification of one multi-family mortgage loan totaling $2.1 million from special mention to substandard.

Index

We have charged off $4.8 million in losses on these classified assets, comprised of $1.0 million in losses for three substandard multi-family mortgage loans, resulting in a net total balance of $4.0 million, $4.0 million in losses for six substandard nonresidential mortgage loans, resulting in a net total balance of $7.8 million, $28,000 in losses for one substandard commercial and industrial loan, resulting in a net total balance of $245,000, and $126,000 in losses for one special mention multi-family mortgage loan, resulting in a net total balance of $89,000.

The substandard loans at December 31, 2012 consisted of thirteen loans in the aggregate – three multi-family mortgage loans, six non-residential mortgage loans, and four commercial and industrial loans. See the non-accrual loan discussion above for a description of the material non-accrual loans that are also classified as substandard, comprised of one of the three multi-family substandard mortgage loans and four of the five substandard non-residential mortgage loans.

The substandard multi-family mortgage loans that were not described in the above-mentioned non-accrual section consisted primarily of (1) a mortgage loan that was current, had an outstanding balance of $2.1 million, net of charge-offs of $428,000, and was secured by a 50 unit apartment building as of December 31, 2012 and (2) a mortgage loan that was current, had an outstanding balance of $1.7 million, net of charge-offs of $27,000, and was secured by a 7 unit apartment building as of December 31, 2012.

The substandard non-residential mortgage loan that was not described in the above-mentioned non-accrual section consisted of a mortgage loan that was current, had an outstanding balance of $5.8 million, net of charge-offs of $2.4 million, and was secured by a hotel as of December 31, 2012.

The substandard commercial and industrial loans that were not described in the above-mentioned non-accrual section consisted primarily of (1) three commercial and industrial loans to one borrower, that were current, had an outstanding balance of $1.9 million, and was secured by the equipment of a construction contractor as of December 31, 2012.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Residential real estate:
One- to four-family	$—	$—	$—	$—	$—–	$—
Multi-family	—	89	—	545	1,450	—
Mixed-use	—	—	—	—	—	—
Non-residential real estate	1,259	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	2	—
Total	$1,259	$89	$—	$545	$1,452	$—

Delinquent loans at December 31, 2012 consisted of one multi-family mortgage loan and two non-residential mortgage loans. The Company has classified these three mortgage loans as non-accrual. In addition, the Company has classified the delinquent multi-family loan as special mention, one of the delinquent non-residential mortgage loan as substandard, and the other delinquent non-residential mortgage loan as special mention at December 31, 2012. The three loans are included in the nonaccrual loan and classified loan schedules listed above.

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

Prior to the fourth quarter of 2012, our methodology for assessing the appropriateness of the allowance for loan losses consisted of: (1) a specific allowance on identified impaired loans, if appropriate; and (2) a general valuation allowance on the remainder of the loan portfolio. Although the amount of each element of the allowance was determined separately, the entire allowance for loan losses was available for the entire portfolio. During the fourth quarter of 2012 we adjusted our methodology for assessing the appropriateness of the allowance for loan losses to eliminate the use of a specific allowance on identified impaired loans and immediately charge off any identified impairment on such loans. Currently, our methodology for assessing the appropriateness of the allowance for loan losses consists solely of a general valuation allowance on the loan portfolio.

We establish a general allowance for pools of loans by loan class to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning a historical loss factor. The historical loss factors are adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These qualitative factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, legal and regulatory issues, policies and procedures in underwriting standards, staff lending experience, recent loss experience in particular segments of the portfolio, collateral value, loan volumes and concentration, classified asset trends, delinquency trends and risk rating trends. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

At December 31, 2012, our allowance for loan losses was $4.6 million and represented 1.38% of total gross loans. At December 31, 2011, our allowance for loan losses was $7.4 million and represented 2.07% of total gross loans. At December 31, 2010, our allowance for loan losses was $7.6 million and represented 2.06% of total gross loans. The primary reason for the decrease in allowance for loan losses from 2011 to 2012 was $8.5 million in charge-offs, comprised of $4.1 million in charge-offs against ten non-performing non-residential mortgage loans, $4.0 million in charge-offs against thirteen non-performing multi-family mortgage loans, $278,000 in charge-offs against one non-performing mixed-use mortgage loan, $59,000 in charge-offs against two non-performing residential mortgage loans, $28,000 in charge-offs against one non-performing commercial and industrial loan, and $11,000 in charge-offs against one non-performing construction mortgage loan. The Company settled numerous problem loans at values less than their carrying amounts in order to eliminate future uncertainty with respect to these loans.

The $4.1 million in charge-offs against the non-performing non-residential mortgage loans consisted primarily of $1.9 million related to a hotel located in Long Beach, New York of which $1.7 million was specific reserve as of December 31, 2011, $731,000 related to an office building located in Lawrenceville, New Jersey that the Company subsequently acquired via foreclosure during the fourth quarter of  2012, $456,000 related to an office building located in Newburgh, New York of which $333,000 was specific reserve as of December 31, 2011, $371,000 related to a gasoline station located in Newburgh, New York, and $206,000 related to a restaurant located in Broad Channel, New York that the Company subsequently acquired via foreclosure during the fourth quarter of 2012. The Broad Channel, New York property charge-off was the result of damage suffered as a result of Hurricane Sandy in October 2012.

The $4.0 million charge-offs against the non-performing multi-family mortgage loans consisted primarily of  $2.0 million related to two properties located in Lawrence, Massachusetts, $568,000 related to three properties located in Fall River, Massachusetts of which $221,000 was specific reserve as of December 31, 2011, $282,000 related to a property located in Elizabeth, New Jersey, $245,000 related to a property located in Newark, New Jersey, $177,000 related to a property located in Rhinebeck, New York of which $127,000 was specific reserve as of December 31, 2011, and $128,000 related to a property located in Waterbury, Connecticut of which $108,000 was specific reserve as of December 31, 2011. During the fourth quarter of 2012, the Lawrence, Massachusetts properties suffered significant damage by vandals which resulted in our determination that these properties had no value.

Index

The $278,000 charge-off against the non-performing mixed-use mortgage loan was related to a property located in Geneva, New York.

As a result of the increased charge-offs and the need to replenish the allowance for loan losses to an appropriate level, we recognized a provision for loan losses of $5.6 million.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2012			2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate
One- to four-family	$19	0.4%	2.3%	$—	0.0%	0.2%	$—	0.0%	0.1%
Multi-family	2,910	62.6	52.8	3,390	45.8	52.9	3,450	45.1	51.1
Mixed-use	287	6.2	12.4	391	5.3	14.3	474	6.2	14.9
Non-residential real estate	996	21.5	24.5	1,596	21.6	23.4	1,560	20.4	27.1
Construction	—	0.0	0.2	1,724	23.3	2.5	2,083	27.2	3.5
Commercial and industrial	434	9.3	7.8	296	4.0	6.7	80	1.1	3.3
Consumer and other loans	—	0.0	0.0	—	0.0	0.0	—	0.0	0.0
Total allowance for loan losses	$4,646	100.0%	100.0%	$7,397	100.0%	100.0%	$7,647	100.0%	100.0%

	At December 31,
	2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$—	0.0%	0.1%	$—	0.0%	0.1%
Multi-family	3,350	49.8	51.3	604	32.4	51.1
Mixed-use	598	8.9	15.3	319	17.1	16.0
Non-residential real estate	2,495	37.0	26.8	841	45.1	28.2
Construction	186	2.8	3.9	21	1.1	2.5
Commercial and industrial	104	1.5	2.6	80	4.3	2.1
Consumer and other loans	—	0.0	0.0	—	0.0	0.0
Total allowance for loan losses	$6,733	100.0%	100.0%	$1,865	100.0%	100.0%

Index

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that the NYDFS or FDIC, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. The NYDFS or FDIC may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our consolidated financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Allowance at beginning of period	$7,397	$7,647	$6,733	$1,865	$1,489
Provision for loan losses	5,623	1,113	3,487	7,314	411

Charge offs:
Residential real estate:
One- to four-family	(59)	—	—	—	—
Multi-family	(4,035)	(1,358)	(1,211)	(857)	—
Mixed-use	(278)	—	—	—	(35)
Non-residential real estate	(2,374)	(17)	(1,407)	(1,589)	—
Construction	(1,715)	—	—	—	—
Commercial and industrial	(28)	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total charge-offs	(8,489)	(1,375)	(2,618)	(2,446)	(35)

Recoveries:
Residential real estate:
One- to four-family	—	—	—	—	—
Multi-family	115	12	45	—	—
Mixed-use	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	115	12	45	—	—
Net charge-offs	(8,374)	(1,363)	(2,573)	(2,446)	(35)

Allowance at end of period	$4,646	$7,397	$7,647	$6,733	$1,865

Allowance to nonperforming loans	117.41%	36.19%	35.07%	33.41%	57.92%
Allowance to total loans outstanding at the end of the period	1.38%	2.07%	2.06%	1.72%	0.51%
Net charge-offs to average loans outstanding during the period	2.37%	0.37%	0.67%	0.62%	0.01%

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

Index

We have an Asset/Liability Committee, comprised of our chief executive officer, president, chief financial officer, chief retail banking officer, chief lending officer – New England Region, chief lending officer – Mid-Atlantic Region, and treasurer, whose function is to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by an independent third party to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of the portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 500 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in the net portfolio value of the Bank at December 31, 2012 that would occur in the event of an immediate change in interest rates based on certain assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

500	$109,213	(16,361)	(13.0)%	25.69%	(121)	bp
400	111,788	(13,786)	(11.0)	25.85%	(105)	bp
300	113,665	(11,909)	(9.5)	25.87%	(103)	bp
200	118,176	(7,398)	(5.9)	26.37%	(53)	bp
100	122,279	(3,295)	(2.6)	26.73%	(17)	bp
0	125,574			26.90%
(100)	126,772	1,198	0.9	26.84%	(6)	bp

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $49.2 million at December 31, 2012 and consist primarily of deposits at other financial institutions (predominantly the Federal Home Loan Bank of New York) and miscellaneous cash items. Securities classified as available-for-sale provide an additional source of liquidity. Total securities classified as available-for-sale were $129,000 at December 31, 2012 and $149,000 at December 31, 2011.

At December 31, 2012, we had $63.2 million in loan commitments outstanding. At December 31, 2012, this consisted of $30.4 million in unused commercial and industrial loan lines of credit, $19.7 million of real estate loan origination commitments, $7.1 million in unused real estate equity lines of credit, $5.2 million in construction loans in process, $280,000 in stand-by letters of credit, and $135,000 in unused consumer lines of credit. Certificates of deposit due within one year of December 31, 2012 totaled $70.2 million. This represented 47.4% of certificates of deposit at December 31, 2012. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts. At December 31, 2012, we had the ability to borrow $56.6 million, net of $15.0 million in outstanding advances, from the Federal Home Loan Bank of New York. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan and commercial loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The amount of dividends that the Bank may declare and pay to the Company, is subject to the restrictions imposed by New York State law and FDIC regulation, as previously discussed under “Regulation and Supervision – Regulation of the Bank – New York State Law” and “Regulation and Supervision – FDIC Regulation – Dividend Limitations.” The Company’s liquidity may depend, in part, upon its receipt of dividends from the Bank because the Company has no source of income other than earnings from the investment of the net proceeds from its initial public offering. At December 31, 2012, the Company had liquid assets of $14.3 million.

Index

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Investing activities:
Loans disbursed or closed	$(72,303)	$(52,276)	$(8,188)
Purchase of loan participations .	—	—	—
Loan principal repayments	83,579	62,527	25,979
Proceeds from maturities and principal repayments of securities	4,052	4,699	14,526
Purchases of securities	—	(984)	(22,568)
Purchase of bank owned life insurance	(2,500)	—	(5,000)
Proceeds from sale of premises and equipment	—	—	2,797
Purchases of premises and equipment	(4,103)	(2,828)	(209)

Financing activities:
Increase (decrease) in deposits	(35,516)	26,806	(52,688)
Proceeds from FHLB-NY advances	—	10,000	—
Repayment of FHLB-NY advances	(5,000)	(15,000)	(10,000)

Capital Management. We are subject to various regulatory capital requirements administered by the NYDFS, the FDIC and the Federal Reserve, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2012 and 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Index

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

Index

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

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Amended and Restated Charter of Northeast Community Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Northeast Community Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Northeast Community Bancorp, Inc. (1)
10.1	Northeast Community Bank Employee Severance Compensation Plan (1)
10.2	Northeast Community Bank Supplemental Executive Retirement Plan and Participation Agreement with Salvatore Randazzo (1)*
10.3	Northeast Community Bancorp, Inc. Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.4	Northeast Community Bank Employment Agreement for Kenneth A. Martinek and Salvatore Randazzo (1)*
10.5	Northeast Community Bank Directors’ Retirement Plan (1)*
10.6	Northeast Community Bank Directors’ Deferred Compensation Plan (1)*
10.7	Northeast Community Bank Executive Incentive Deferral Plan (3)*
10.8	Northeast Community Bank Supplemental Executive Retirement Plan, as amended, and Participation Agreement with Kenneth A. Martinek (4)*
10.9	Participation Agreement under the Northeast Community Bank Supplemental Executive Retirement Plan for Jose M. Collazo* (5)
10.10	Northeast Community Bancorp, Inc. Employment Agreement for Jose M. Collazo*
10.11	Northeast Community Bank Employment Agreement for Jose M. Collazo*
21.0	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.0**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 12, 2006.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2012.
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(4)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(5)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Date: April 12, 2013	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Martinek	Chief Executive Officer	April 12, 2013
Kenneth A. Martinek	and Director
(principal executive officer)

/s/ Salvatore Randazzo	Executive Vice President	April 12, 2013
Salvatore Randazzo	and Chief Financial Officer and Director
(principal accounting and
financial officer)

/s/ Diane B. Cavanaugh	Director	April 12, 2013
Diane B. Cavanaugh

/s/ Arthur M. Levine	Director	April 12, 2013
Arthur M. Levine

/s/ Eugene M. Magier	Director	April 12, 2013
Eugene M. Magier

/s/ Charles A. Martinek	Director	April 12, 2013
Charles A. Martinek

/s/ John F. McKenzie	Director	April 12, 2013
John F. McKenzie

/s/ Linda M. Swan	Director	April 12, 2013
Linda M. Swan

/s/ Harry (Jeff) A.S. Read	Director	April 12, 2013
Harry (Jeff) A.S. Read

/s/ Kenneth H. Thomas	Director	April 12, 2013
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

We have audited the accompanying consolidated statements of financial condition of Northeast Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Community Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

New York, New York
April 12, 2013

F-1

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2012	2011
	(In thousands, except share and per share data)
Assets
Cash and amounts due from depository institutions	$2,821	$2,517
Interest-bearing deposits	46,421	80,066
Cash and cash equivalents	49,242	82,583
Certificates of deposit	399	2,640
Securities available-for-sale	129	149
Securities held-to-maturity (fair value of $12,561 and $16,662, respectively)	11,987	16,099
Loans receivable, net of allowance for loan losses of $4,646 and $7,397 respectively	333,787	350,894
Premises and equipment, net	12,898	8,907
Federal Home Loan Bank of NY stock, at cost	1,355	1,633
Bank owned life insurance	19,852	16,736
Accrued interest receivable	976	1,499
Goodwill	1,083	1,310
Intangible assets	406	466
Real estate owned	4,271	620
Other assets	7,839	5,753
Total Assets	$444,224	$489,289

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest-bearing	$22,932	$15,046
Interest-bearing	295,188	338,590
Total deposits	318,120	353,636
Advance payments by borrowers for taxes and insurance	3,516	3,353
Federal Home Loan Bank of NY advances	15,000	20,000
Accounts payable and accrued expenses	3,739	5,235
Total Liabilities	340,375	382,224

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,644,752 shares at December 31, 2012 and December 31, 2011	132	132
Additional paid-in capital	57,178	57,292
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,370)	(3,629)
Retained earnings	53,893	57,076
Treasury stock – at cost, 580,248 shares	(3,712)	(3,712)
Accumulated other comprehensive loss	(272)	(94)
Total Stockholders’ Equity	103,849	107,065
Total Liabilities and Stockholders’ Equity	$444,224	$489,289
See notes to consolidated financial statements. F-2

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011
	(In thousands, except per share data)
Interest Income:
Loans	$19,510	$21,423
Interest-earning deposits	34	41
Securities – taxable	484	687

Total Interest Income	20,028	22,151

Interest Expense:
Deposits	3,205	4,547
Borrowings	558	630

Total Interest Expense	3,763	5,177

Net Interest Income	16,265	16,974

Provision for Loan Losses	5,623	1,113

Net Interest Income after Provision for Loan Losses	10,642	15,861

Non-Interest Income:
Other loan fees and service charges	1,080	390
Gain (loss) on disposition of premises and equipment	(9)	10
Earnings on bank owned life insurance	616	591
Investment advisory fees	877	894
Other	15	7

Total Non-Interest Income	2,579	1,892

Non-Interest Expenses:
Salaries and employee benefits	9,332	7,204
Net occupancy expense	1,323	1,156
Equipment	759	625
Outside data processing	1,032	799
Advertising	261	178
Impairment loss on goodwill	227	—
Real estate owned expenses	36	182
FDIC insurance premiums	367	404
Other	4,699	3,653

Total Non-Interest Expenses	18,036	14,201

Income (Loss) Before Provision (Benefit) for Income Taxes	(4,815)	3,552

Provision (Benefit) for Income Taxes	(2,301)	1,197

Net Income (Loss)	$(2,514)	$2,355

Net Income (Loss) per Common Share – Basic	$(0.20)	$0.19
Weighted Average Number of Common Shares Outstanding – Basic	12,295	12,458

Dividends Declared per Common Share	$0.09	$0.12

See notes to consolidated financial statements. F-3

Index

Northeast Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011
	(In thousands)

Net Income (Loss)	$(2,514)	$2,355

Other Comprehensive Income (Loss):
Pension liability – DRP	(299)	124
Unrealized loss on securities available for sale	—	(1)
Total	(299)	123
Income tax effect	121	(50)
Total Other Comprehensive Income (Loss)	(178)	73

Total Comprehensive Income (Loss)	$(2,692)	$2,428
See notes to consolidated financial statements. F-4

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012 and 2011

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity

Balance - January 1, 2011	$132	$57,391	$(3,888)	$55,335	$(664)	$(167)	$108,139

Net income	—	—	—	2,355	—	—	2,355
Other comprehensive income	—	—	—	—	—	73	73
Purchase of 470,048 shares of treasury stock	—	—	—	—	(3,048)	—	(3,048)
Cash dividends declared ($0.12 per share)	—	—	—	(614)	—	—	(614)
ESOP shares earned	—	(99)	259	—	—	—	160

Balance - December 31, 2011	132	57,292	(3,629)	57,076	(3,712)	(94)	107,065

Net loss	—	—	—	(2,514)	—	—	(2,514)
Other comprehensive loss	—	—	—	—	—	(178)	(178)
Cash dividends declared ($0.09 per share)	—	—	—	(669)	—	—	(669)
ESOP shares earned	—	(114)	259		—	—	145

Balance - December 31, 2012	$132	$57,178	$(3,370)	$53,893	$(3,712)	$(272)	$103,849
See notes to consolidated financial statements. F-5

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
	(In Thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(2,514)	$2,355
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of securities premiums and discounts	80	61
Provision for loan losses	5,623	1,113
Depreciation	681	651
Impairment loss on goodwill	227	—
Net amortization of deferred loan fees and costs	182	141
Amortization of intangible assets	60	61
Accretion of discount on note payable	—	7
Deferred income tax benefit	(161)	(2,950)
Retirement plan expense	405	676
Loss on sale of real estate owned	—	140
Earnings on bank owned life insurance	(616)	(591)
Loss (gain) on disposition of premises, equipment and deposits	9	(10)
ESOP compensation expense	145	160
Change in accrued interest receivable	523	205
Change in other assets	(1,823)	1,609
Change in accounts payable and accrued expenses	(2,181)	2,021
Net Cash Provided by Operating Activities	640	5,649

Cash Flows from Investing Activities:
Net decrease in loans	7,031	12,650
Purchase of securities held-to-maturity	—	(984)
Principal repayments on securities available-for-sale	20	12
Principal repayments on securities held-to-maturity	4,032	4,682
Proceeds from maturities of certificates of deposit	2,241	348
Proceeds from sale of real estate owned	—	150
Proceeds from sale of premises and equipment	42	87
Net redemption of FHLB of NY stock	278	251
Purchases of premises and equipment	(4,103)	(2,828)
Purchase of bank owned life insurance	(2,500)	—
Net Cash Provided by Investing Activities	7,041	14,368

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(35,516)	26,806
Proceeds from FHLB of NY advances	—	10,000
Repayment of FHLB of NY advances	(5,000)	(15,000)
Purchase of treasury stock	—	(3,048)
Increase (decrease) in advance payments by borrowers for taxes and insurance	163	(31)
Cash dividends paid to minority shareholders	(669)	(614)
Net Cash Provided by (Used in) Financing Activities	(41,022)	18,113

Net Increase (Decrease) in Cash and Cash Equivalents	(33,341)	38,130

Cash and Cash Equivalents - Beginning	82,583	44,453
Cash and Cash Equivalents - Ending	$49,242	$82,583

See notes to consolidated financial statements. F-6

Index

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2012	2011
	(In Thousands)
Supplementary Cash Flows Information:

Income taxes paid	$2,397	$1,135
Interest paid	$3,763	$5,177

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Real estate owned received in settlement of loans	$4,271	$—
Real estate owned transferred to premises and equipment	$620	$—

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

The Bank is principally engaged in the business of attracting deposits and investing those funds into mortgage and commercial loans. When demand for loans is low, the Bank invests in debt securities. Currently the Bank conducts banking operations from its headquarters in White Plains, New York, its four full service branches in New York City, New York, its four full service branches in the Boston, Massachusetts suburban area, and its loan production office in Danvers, Massachusetts, gathering deposits and lending from Pittsburgh, Pennsylvania to southern New Hampshire.

The Bank also offers investment advisory and financial planning services under the name Hayden Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

New England Commercial Properties LLC (“NECP”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns two non-residential properties located in Lawrenceville, New Jersey and Beach Channel, New York.

NECB Financial Services Group, LLC (“NECB Financial”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in the third quarter of 2012 as a complement to Hayden Wealth Management Group. NECB Financial has not conducted any business.

The consolidated financial statements include the accounts of the Company, the Bank, NECP, and NECB Financial (collectively the “Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011, have been included.

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

Securities

The Company is required to classify its securities among three categories: held to maturity, trading, and available for sale. Management determines the appropriate classification at the time of purchase. Held to maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and are reported at amortized cost (unless there is other than temporary impairment). Trading securities are those debt and equity securities which are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available for sale securities are those debt and equity securities which are neither held to maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. The Company did not have trading securities in its portfolio during 2012 or 2011.

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

Other-than-temporary impairments on debt securities that the Company has decided to sell, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings. If either of these conditions regarding the likelihood of sale apply for a debt security, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. Credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related other-than-temporary impairments in earnings. Noncredit-related other-than-temporary impairments on debt securities are recognized in OCI. Premiums and discounts on all securities are amortized/accreted to

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Securities (Continued)

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

Risk characteristics associated with the types of loans we underwrite are as follows:

Multi-family, Mixed-use and Non-residential Real Estate Loans. Loans secured by multi-family, mixed-use and non-residential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family, mixed-use and non-residential real estate lending is the current and potential cash flow of the property and the borrower’s demonstrated ability to operate that type of property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income producing properties, we require borrowers to provide annual financial statements for all multi-family, mixed-use and non-residential real estate loans. In reaching a decision on whether to make a multi-family, mixed-use or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

property. In addition, with respect to non-residential real estate properties, we also consider the term of the lease and the quality of the tenants. An appraisal of the real estate used as collateral for the real estate loan is also obtained as part of the underwriting process. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.25x. In underwriting these loans, we take into account projected increases in interest rates in determining whether a loan meets our debt service coverage ratios at the higher interest rate under the adjustable rate mortgage. Environmental surveys and property inspections are utilized for all loans.

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

Construction Loans. Construction financing affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does residential mortgage loans. However, construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. We have sought to minimize this risk by limiting the amount of construction loans outstanding at any time and by spreading the loans among multi-family, mixed-use and non-residential projects. In connection with construction loans that convert to permanent loans with us, we underwrite these loans using the same underwriting standards as our multi-family, mixed-use and non-residential real estate loans. If we do not offer permanent financing to the borrower, we minimize risks by requiring the borrower to obtain permanent financing from another financial institution.

Consumer Loans. We offer personal loans, loans secured by passbook savings accounts, certificates of deposit accounts or statement savings accounts, and overdraft protection for checking accounts. We do not believe these loans represent a significant risk of loss to the Company.

The allowance consists of specific and general reserves. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, a specific allowance is established or a partial charge-off is taken when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Beginning in the fourth quarter of 2012, the Company discontinued the use of specific allowances. If an impairment is identified, the Company now charges off the impaired portion immediately. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

The Company does not evaluate 1-4 family residential real estate and consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral or discounted cash flows.

For loans secured by real estate, estimated fair values are determined primarily through in-house or third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values might be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

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

The general component covers pools of loans by loan class including loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates, adjusted for qualitative factors. These qualitative risk factors include:

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

The allowance calculation for each pool of loans is also based on the loss factors that reflect the Company’s historical charge-off experience adjusted for current economic conditions applied to loan groups with similar characteristics or classifications in the current portfolio. To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. The Company’s President is ultimately responsible for the timely and accurate risk rating of the loan portfolio.

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

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of December 31, 2012.

Concentration of Risk

The Company’s lending activity is concentrated in loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States. The Company also had deposits in excess of the FDIC insurance limit at other financial institutions. At December 31, 2012, such deposits totaled $48.6 million held by the Federal Home Loan Bank of New York. Generally, deposits in excess of $250,000 are not insured by the FDIC.

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Bank Owned Life Insurance (“BOLI”)

The Company owns life insurance on the lives of certain of its officers. The cash surrender value is recorded as an asset and the change in cash surrender value is included in non-interest income and is tax-exempt. The BOLI is invested in a General Account Portfolio and a Yield Portfolio account and is managed by an independent investment firm. The BOLI can be liquidated, if necessary, with tax consequences. However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. The stock is carried at cost.

Intangible Assets

Intangible assets at December 31, 2012 and 2011, totaled $406,000 and $466,000, respectively, and consist of the value of customer relationships acquired in a business combination completed by the Company in November 2007. The Company is amortizing these assets, using the straight-line method, over 11.7 years. Amortization expense is included in other non-interest expenses. The Company evaluates the remaining useful life of intangible assets on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company reviews intangible assets subject to amortization for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. If intangible assets are found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and fair value. The fair value is estimated based upon the present value of discounted future cash flows or other reasonable estimates of fair value. No impairment charges were recorded in 2012 or 2011.

Goodwill

Goodwill at December 31, 2012 and 2011, totaled $1.1 million and $1.3 million, respectively, and consists of goodwill acquired in the business combination completed by the Company in November 2007. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge of $227,000 was recorded in 2012 compared to no impairment charge recorded in 2011. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Real Estate Owned

Real estate owned is carried at the lower of cost or fair value of the related property, as determined by current appraisals less estimated costs to sell. Foreclosed real estate is initially recorded at the lower of the unpaid principal balance of the loan or the fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses. Costs of holding such properties are charged to expense in the current period. Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.

Income Taxes

The Company files a consolidated federal income tax return. Income taxes are allocated to the Company, Bank, NECP, and NECB Financial based upon their respective income or loss included in the consolidated income tax return. The Company, the Bank, NECP, and NECB Financial file combined or separate state and city income tax returns depending on the particular requirements of each jurisdiction.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2012 and 2011, and has not recognized any liabilities for tax uncertainties as of December 31, 2012 and 2011. The Company’s policy is to recognize income tax related interest and penalties in income tax expense; such amounts were not significant during the years ended December 31, 2012 and 2011. The tax years subject to examination by federal, state, and city taxing authorities are 2009 through 2012.

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

At December 31, 2012, accumulated other comprehensive loss totaled $272,000 and included $4,000 of unrealized gains on available for sale securities less $2,000 of related deferred income taxes and $459,000 in prior service cost and actuarial losses of the DRP less $185,000 of related deferred income taxes. At December 31, 2011, accumulated other comprehensive loss totaled $94,000 and included $4,000 of unrealized gains on available for sale securities less $2,000 of related deferred income taxes and $179,000 in prior service cost and actuarial losses of the DRP less $83,000 of related deferred income taxes.

Net Income Per Common Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP") are not included in the weighted-average number of common shares outstanding for purposes of calculating basic net income per common share until they are committed to be released.

Interest Rate Risk

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will re-price faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Company’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated statement of financial condition when funded.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

The MHC, which owned 57.5% of the Company’s common stock as of December 31, 2012, must hold at least 50.1% of the Company’s stock so long as the MHC exists.

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

Due to the conversion of the Bank to a New York State-chartered savings bank on June 29, 2012, the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Department of Financial Services (“NYS”) are now the Bank’s primary regulator replacing the OCC. The FDIC regulations impose limitations upon all capital distributions, including cash dividends, by savings institutions such as the Bank. Under these regulations, an application to and a prior approval of the FDIC are required before any capital distribution if (1) the institution does not meet the criteria for “expedited treatment” of applications under FDIC regulations; (2) total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years; (3) the institution would be undercapitalized following the distribution; or (4) the distribution would otherwise be contrary to statute, regulation or agreement with the FDIC. If an application is not required, the Bank would still be required to provide the FDIC with prior notification. The Company’s ability to pay dividends, should any be declared, may depend on the ability of the Bank to pay dividends to the Company.

The Federal Reserve Board, as regulatory agency for the MHC, has adopted an interim final rule which requires the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends. For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the timing of changes to the interim final rule, if any, the form of the final dividend waiver regulations or the effect of such regulations on the MHC’s ability to waive dividends. Northeast Community Bancorp, MHC has waived receipt of all dividends from Northeast Community Bancorp in prior years and in 2011.

Dividends declared by the Company in 2012 and 2011 and waived by the MHC totaled approximately $436,000 and $873,000, respectively. As of December 31, 2012, total dividends waived by the MHC aggregated $4,364,000.

The Bank is required to maintain certain levels of capital in accordance with the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA), FDIC, and NYS regulations. Under these capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

Under the FDIC regulations, the Bank must have: (1) tangible capital equal to 1.5% of tangible assets, (2) core capital equal 3% of tangible assets, and (3) total (risk-based) capital equal to 8% of risk-weighted assets. Tangible capital consists generally of stockholders’ equity less most intangible assets. Core capital consists of tangible capital plus certain intangible assets such as qualifying purchased mortgage-servicing rights. Risk-based capital consists of core capital plus the general allowance for loan losses.

Under the prompt corrective action rule issued by the federal banking authorities, an institution must have a leverage ratio of 4% or greater, a tier 1 capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater in order to be considered adequately capitalized. The Bank was in compliance with these requirements at December 31, 2012.

The following tables present a reconciliation of capital per U.S. GAAP and regulatory capital and information about the Bank’s capital levels at the dates presented:

	December 31,
	2012	2011
	(In Thousands)
GAAP capital	$85,511	$88,107
Less: Goodwill and intangible assets	(1,489)	(1,776)
Directors retirement plan AOCI	274	96
Unrealized gain on securities available for sale	(2)	(2)
Disallowed deferred tax assets	(6,758)	(1,957)

Core and Tangible Capital	77,536	84,468

Add: Allowable general valuation allowances	4,024	3,513

Total Capital	$81,560	$87,981

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount			Ratio
	(Dollars in Thousands)
As of December 31, 2012:
Total capital (to risk-weighted assets)	$81,560	25.38%	$	>25,709	>8.00%	$	>	32,137	>	10.00%
Tier 1 capital (to risk-weighted assets)	77,536	24.13		>12,855	>4.00		>	19,282	>	6.00
Core (Tier 1) capital (to adjusted total assets	77,536	18.39		>16,869	>4.00		>	21,086	>	5.00
Tangible capital (to adjusted total assets)	77,536	18.39		> 6,326	>1.50		>	—	>	—

As of December 31, 2011:
Total capital (to risk-weighted assets)	$87,981	31.30%	$	>22,486	>8.00%	$	>	28,107	>	10.00%
Tier 1 capital (to risk-weighted assets)	84,468	30.05		>11,243	>4.00		>	16,864	>	6.00
Core (Tier 1) capital (to adjusted total assets	84,468	18.02		>18,749	>4.00		>	23,436	>	5.00
Tangible capital (to adjusted total assets)	84,468	18.02		> 7,031	>1.50		>	—	>	—

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	December 31,
	2012	2011
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$20,111	$6,512
Construction loans in process	5,155	121
Stand-by letters of credit	280	—
Commitments to fund unused lines of credit:
Commercial and industrial lines	30,403	17,905
Multi-family real estate equity lines	7,112	3,820
Consumer lines	135	153

	$63,196	$28,511

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$76	$2	$—	$78
Federal National Mortgage Association	49	2	—	51

	$125	$4	$—	$129

	December 31, 2011
	(In Thousands)
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$93	$2	$—	$95
Federal National Mortgage Association	52	2	—	54

	$145	$4	$—	$149

There were no sales of securities available for sale during the years ended December 31, 2012 and 2011.

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due after ten years	$125	$129	$145	$149

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 5 - Securities Held to Maturity

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Government National Mortgage Association	$9,044	$442	$—	$9,486
Federal Home Loan Mortgage Corporation	267	9	—	276
Federal National Mortgage Association	215	8	—	223
Collateralized mortgage obligations - GSE	2,460	115	—	2,575
Other	1	—	—	1

	$11,987	$574	$—	$12,561

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Government National Mortgage Association	$11,884	$414	$—	$12,298
Federal Home Loan Mortgage Corporation	299	8	—	307
Federal National Mortgage Association	275	7	—	282
Collateralized mortgage obligations - GSE	3,640	134	—	3,774
Other	1	—	—	1
	$16,099	$563	$—	$16,662

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due after one but within five years	$49	$51	$3	$3
Due after five but within ten years	182	189	218	223
Due after ten years	11,756	12,321	15,878	16,436

	$11,987	$12,561	$16,099	$16,662

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 5 - Securities Held to Maturity (Continued)

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Note 6 - Loans Receivable and the Allowance for Loan Losses

	December 31,
	2012	2011
	(In Thousands)
Residential real estate:
One-to-four family	$7,761	$627
Multi-family	178,644	189,253
Mixed use	41,895	51,229
Total residential real estate	228,300	241,109
Non-residential real estate	82,312	83,602
Construction	841	9,065
Commercial and industrial	26,274	23,725
Consumer	77	68

Total Loans	337,804	357,569

Allowance for loan losses	(4,646)	(7,397)
Deferred loan costs, net	629	722

Net Loans	$333,787	$350,894

Loans serviced for the benefit of others totaled approximately $6,730,000 and $6,827,000 at December 31, 2012 and 2011, respectively. The value of mortgage servicing rights was not material at December 31, 2012 and 2011.

The Company had no loans to related parties at December 31, 2012 and 2011. In addition, the Company did not originate any loans to related parties in 2012 and 2011.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of the allowance for loan losses and related information concerning loan balances (in thousands):

As of and For the Year Ended December 31, 2012:

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,781	$1,596	$1,724	$296	$—	$7,397
Charge-offs	(4,372)	(2,374)	(1,715)	(28)	—	(8,489)
Recoveries	115	—	—	—	—	115
Provision	3,692	1,774	(9)	166	—	5,623
Ending balance	$3,216	$996	$—	$434	$—	$4,646
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$3,216	$996	$—	$434	$—	$4,646

Loan receivables:
Ending balance	$228,300	$82,312	$841	$26,274	$77	$337,804
Ending balance: individually evaluated for impairment	$10,272	$8,272	$—	$2,152	$—	$20,696

Ending balance: collectively evaluated for impairment	$218,028	$74,040	$841	$24,122	$77	$317,108

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of the allowance for loan losses and related information concerning loan balances (in thousands):

As of and For the Year Ended December 31, 2011:

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of our impaired loans.

Impaired Loans for the Year Ended December 31, 2012 (in thousands)

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,272	$11,742	$—	$10,876	$496
Non-residential real estate	8,272	11,345	—	11,322	1,439
Construction	—	—	—	3,067	—
Commercial and industrial	2,152	2,179	—	1,130	126
Subtotal	20,696	25,266	—	26,395	2,061

With an allowance recorded:
Residential real estate-Multi-family	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Subtotal	—	—	—	—	—

Total:
Residential real estate-Multi-family	10,272	11,742	—	$10,876	$496
Non-residential	8,272	11,345	—	11,322	1,439
Construction	—	—	—	3,067	—
Commercial and industrial	2,152	2,179	—	1,130	126
Total	$20,696	$25,266	$—	26,395	$2,061

Impaired Loans for the Year Ended December 31, 2011 (in thousands)

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,081	$10,081	$—	$10,245	$422
Non-residential real estate	8,601	8,601	—	8,560	108
Construction	—	—	—	—	—
Subtotal	18,682	18,682	—	18,805	530

With an allowance recorded:
Residential real estate-Multi-family	2,790	2,790	456	2,717	7
Non-residential real estate	1,163	1,163	333	1,154	28
Construction	7,660	7,660	1,661	7,566	10
Subtotal	11,613	11,613	2,450	11,437	45

Total:
Residential real estate-Multi-family	12,871	12,871	456	12,962	429
Non-residential	9,764	9,764	333	9,714	136
Construction	7,660	7,660	1,661	7,566	10
Total	$30,295	$30,295	$2,450	$30,242	$575

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of December 31, 2012 and 2011 (in thousands)

	2012	2011

Residential real estate-Multi-family	$1,477	$4,951
Non-residential real estate	2,480	6,634
Construction loans	—	7,661
Total	$3,957	$19,246

During the years ended December 31, 2012 and 2011, the Company recognized interest income of approximately $102,000 and $59,000, respectively, on the non-accrual loans. Interest income that would have been recorded had the loans been on the accrual status would have amounted to approximately $153,000 and $1,173,000 for the years ended December 31, 2012 and 2011, respectively. The Company is not committed to lend additional funds to borrowers whose loans have been placed on the non-accrual status.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of December 31, 2012 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,761	$7,761	$—
Multi-family	—	89	1,266	1,355	177,289	178,644	—
Mixed-use	—	—	—	—	41,895	41,895	—
Non-residential real estate	1,259	—	1,221	2,480	79,832	82,312	—
Construction loans	—	—	—	—	841	841	—
Commercial and industrial loans	—	—	—	—	26,274	26,274	—
Consumer	—	—	—	—	77	77	—
Total loans	$1,259	$89	$2,487	$3,835	$333,969	$337,804	$—

Age Analysis of Past Due Loans as of December 31, 2011 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$627	$627	$—
Multi-family	—	—	5,422	5,422	183,831	189,253	1,192
Mixed-use	—	—	722	722	50,507	51,229	—
Non-residential real estate	—	545	6,634	7,179	76,423	83,602	—
Construction loans	—	—	7,660	7,660	1,405	9,065	—
Commercial and industrial loans	—	—	—	—	23,725	23,725	—
Consumer	—	—	—	—	68	68	—
Total loans	$—	$545	$20,438	$20,983	$336,586	$357,569	$1,192

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Quality Indicators as of December 31, 2012 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$221,794	$74,040	$841	$24,122	$77	$320,874
Special Mention	2,553	505	—	—	—	3,058
Substandard	3,953	7,767	—	2,152	—	13,872
Total	$228,300	$82,312	$841	$26,274	$77	$337,804

Credit Quality Indicators as of December 31, 2011 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$230,128	$73,838	$1,405	$23,725	$68	$329,164
Special Mention	4,259	—	—	—	—	4,259
Substandard	6,722	9,764	7,660	—	—	24,146
Total	$241,109	$83,602	$9,065	$23,725	$68	$357,569

The following table shows the breakdown of loans modified during the year ended December 31, 2012:

	Twelve Months Ended December 31,
	2012
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Real estate loans:
Multi-family	3	$3,638	$3,326
Nonresidential	1	6,000	5,705
Total	4	$9,638	$9,031

The first multi-family mortgage loan had an original interest rate of 6.75% with an amortization of 30 years that was modified to interest only payments at a rate of 4% for five years and then amortizing for 30 years, with a balloon payment due after approximately ten years from the modification date.

The second multi-family mortgage loan had an original interest rate of 6.25% with an amortization of 30 years that was modified to interest only payments at a rate of 3% for the first year and 4% for the second year and then amortizing for 30 years, with a balloon payment due after five years from the modification date.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The third multi-family mortgage loan had an original interest rate of 5.625% with an amortization of 15 years that was modified to amortizing for 30 years at a rate of 4.625% with a balloon payment due after ten years from the modification date.

The nonresidential mortgage loan was originally a purchased construction loan participation with an original blended interest rate of 8.06% and interest only payments that was modified to an interest rate of 5% for two years with interest only payments and a balloon payment due after two years.

As of December 31, 2012, except for one nonresidential mortgage loan totaling $755,000 that defaulted on its modified terms in 2012 and now is in foreclosure, none of the other loans that were modified during the previous twelve months had defaulted in the preceding twelve month period ended December 31, 2012.

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

Note 7 - Premises and Equipment, Net

	December 31,
	2012	2011
	(In Thousands)

Land	$2,415	$1,534
Buildings and improvements	13,162	8,888
Leasehold improvements	631	615
Furnishings and equipment	6,746	7,299

Total	22,954	18,336
Accumulated depreciation and amortization	(10,056)	(9,429)

Net	$12,898	$8,907

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 8 - Accrued Interest Receivable, Net

	December 31,
	2012	2011
	(In Thousands)

Loans	$1,286	$3,465
Securities	35	48
Total	1,321	3,513
Allowance for uncollected interest	(345)	(2,014)
Net	$976	$1,499

Note 9 - Goodwill and Intangible Assets

Goodwill and intangible assets at December 31 are summarized as follows (in thousands):

	2012	2011
Goodwill	$1,083	$1,310
Customer relationships intangible	406	466
Total	$1,489	$1,776

In 2012, the Company recognized an impairment loss of $227,000, resulting in a write-down of goodwill to $1,083,000 as of December 31, 2012. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel. The gross amount of intangible assets was $710,000 at both December 31, 2012 and 2011. Amortization expense of intangible assets was $60,000 in 2012 and $61,000 in 2011. Scheduled amortization for each of the next five years and thereafter is as follows (in thousands):

2013	$61
2014	61
2015	61
2016	61
2017	61
Thereafter	101

Note 10 - Real Estate Owned (“REO”)

The Company owned two properties valued at approximately $4,271,000 at December 31, 2012. Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense during 2012 amounted to $36,000.

The Company held one property valued at approximately $620,000 at December 31, 2011. REO expenses during 2011 amounted to $182,000, including a loss of $140,000 on the sale of one property and net holding expenses of $42,000. This property was transferred into premises and equipment in 2012.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 11 - Deposits

	December 31,
	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)

Demand deposits:
Non-interest bearing	$22,932	0.00%	$15,046	0.00%
NOW and money market	62,868	0.33%	115,411	0.91%
Total	85,800	0.24%	130,457	0.80%

Savings accounts	84,404	0.53%	80,548	0.87%

Certificates of deposit maturing in:
One year or less	70,160	1.03%	97,063	1.62%
After one to two years	25,857	1.49%	26,731	1.63%
After two to three years	9,004	1.79%	4,731	2.51%
After three to four years	15,099	2.41%	5,954	2.04%
After four years	27,796	2.49%	8,152	2.38%

Total	147,916	1.57%	142,631	1.71%

Total deposits	$318,120	0.94%	$353,636	1.18%

As of December 31, 2012 and 2011, certificates of deposits over $100,000 totaled $79,413,000 and $74,332,000, respectively.

At December 31, 2012, the Company had $981,000 in Certificate of Deposit Account Registry Service (“CDARS”) reciprocal certificates of deposits and no Insured Cash Sweep (“ICS”) reciprocal deposits that were fully-insured brokered deposits as defined in the FDIC call report instructions. At December 31, 2011, the Company had no CDARS reciprocal deposits and $19.5 million in ICS reciprocal deposits. The CDARS certificates of deposits and the ICS money market deposits were obtained from two separate retail depositors and then transferred into the CDARS and ICS Networks in order to obtain full FDIC insurance coverage for our customers. These types of deposits are known in the CDARS and ICS Networks as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2012	2011
	(In Thousands)
Demand deposits	$497	$698
Savings accounts	558	424
Certificates of deposit	2,150	3,425

Total	$3,205	$4,547

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 12 – Federal Home Loan Bank of New York (“FHLB”) Advances

	December 31,
	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)

Advances maturing in:
One year or less	$10,000	3.70%	$5,000	0.59%
After one to two years	5,000	3.64%	10,000	3.70%
After two to three years	—	—%	5,000	3.64%

Total	$15,000	3.68%	$20,000	2.91%

At December 31, 2012, none of the above advances were subject to early call or redemption features.

At December 31, 2012, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans.

At December 31, 2012, the Company had the ability to borrow $56.6 million, net of $15.0 million in outstanding advances, from the Federal Home Loan Bank of New York.

Note 13 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments. Retained earnings at December 31, 2012 and 2011, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2012	2011
	(In Thousands)
Current tax expense (benefit)	$(2,140)	$4,147
Deferred tax benefit	(161)	(2,950)
Income Tax Expense (Benefit)	$(2,301)	$1,197

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 13 - Income Taxes

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the existing federal income tax rate of 34% to income before taxes:

	Years Ended December 31,
	2012	2011
	(Dollars In Thousands)
Federal income tax at statutory rates	$(1,637)	$1,208
State and city tax, net of federal income tax effect	(423)	220
Non-taxable income on bank owned life insurance	(210)	(201)
Other	(31)	(30)
Income Tax Expense (Benefit)	$(2,301)	$1,197
Effective Income Tax Rate	(47.8)%	33.7%

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2012	2011
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$2,077	$2,064
State operating loss carryover	354	—
Reserve for uncollected interest	—	441
Depreciation	172	171
Benefit plans	1,354	1,206
Accumulated other comprehensive loss - DRP	185	83
Other	67	43
Total Deferred Tax Assets	4,209	4,008
Deferred tax liability:
Unrealized gain on securities available for sale	2	2
Goodwill	84	146
Total Deferred Tax Liabilities	86	148
Net Deferred Tax Asset, Included in Other Assets	$4,123	$3,860

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 14 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2012	2011
	(In Thousands)
Legal fees	$826	$559
Director, officer, and employee expenses	725	505
Consulting expenses	519	326
Other	443	514
Recruiting expenses	423	296
Directors compensation	405	320
Service contracts	392	301
Telephone	345	209
Audit and accounting	288	327
Insurance	215	199
Office supplies and stationary	118	97
	$4,699	$3,653

Note 15 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth the funded status of the DRP and components of net pension periodic expense measured as of December 31:

	Years Ended December 31,
	2012	2011
	(Dollars In Thousands)

Projected benefit obligation – beginning	$801	$738
Service cost	49	54
Interest cost	51	42
Actuarial loss (gain)	301	(33)

Projected benefit obligation – ending	$1,202	$801

Funded status – accrued liability included in accounts payable and accrued expenses	$1,202	$801

Accumulated benefit obligation	$1,137	$756

Discount rate	4.62%	6.00%
Salary increase rate	2.00%	2.00%

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 15 - Benefits Plans (Continued)

Net periodic pension expense:
Service cost	$49	$54
Interest cost	51	42
Actuarial loss recognized	—	5
Prior service cost recognized	21	21

Total net periodic pension expense included in other non-interest expenses	$121	$122

Discount rate	4.62%	6.00%
Salary increase rate	2.00%	2.00%

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2013	$77
2014	77
2015	122
2016	122
2017	122
2018 to 2022	686

Supplemental Executive Retirement Plan (“SERP”)

The SERP is a non-contributory defined benefit plan that covers the Company’s Chief Executive Officer, President/Chief Operating Officer, and Chief Financial Officer.

Under the SERP, each of these individuals will be entitled to receive, upon retirement at age 65 (or 60 in the case of the Chief Executive Officer), an annual benefit, paid in monthly installments, equal to 50% of his average base salary in the three-year period preceding retirement. Each individual may also retire early and receive a reduced benefit (0.25% reduction in benefit for each month by which retirement age is less than 65 years (or 60 in the case of the Chief Executive Officer)) upon the attainment of both age 60 and 20 years of service (or upon the attainment of 20 years of service in the case of the Chief Executive Officer). Additional terms related to death while employed, death after retirement, disability before retirement and termination of employment are fully described within the plan document. The benefit payment term is the greater of 15 years or the executives remaining life. No benefits are expected to be paid during the next ten years.

During the years ended December 31, 2012 and 2011, expense of $285,000 and $556,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Operations under Salaries and Employee Benefits. At December 31, 2012 and 2011, a liability for this plan of $1,942,000 and $1,657,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution in 2012 and 2011.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 15 - Benefits Plans (Continued)

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Company’s initial public stock offering, the Bank established an ESOP for all eligible employees (substantially all full-time employees). The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of Company common stock at $10.00 per share. The loan from the Company carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025. Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loan by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the ESOP loan was $4,031,000 and $4,201,000 at December 31, 2012 and 2011, respectively.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense during the years ended December 31, 2012 and 2011, totaled approximately $145,000 and $160,000, respectively. Dividends on unallocated shares, which totaled approximately $44,000 and $47,000 during 2012 and 2011, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $18,000 and $15,000 during 2012 and 2011, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	December 31,
	2012	2011
Allocated shares	155,526	129,605
Shares committed to be released	25,921	25,921
Unearned shares	336,973	362,894

Total ESOP Shares	518,420	518,420

Fair value of unearned shares	$1,786,000	$2,036,000

Note 16 - Commitments and Contingencies

Lease Commitments

Rentals under operating leases for certain branch offices and land amounted to $478,000 and $458,000 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, the minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

Year ending December 31,
2013	$405
2014	333
2015	174
2016	84
2017	33
Thereafter	1,090
$2,119

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 16 - Commitments and Contingencies (Continued)

Other

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. (“Stilwell”) in the Supreme Court of New York, New York County (the "Court"), against the Company, NorthEast Community Bancorp MHC (the "MHC") and each of the directors of the Company and the MHC. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a "second-step" conversion of the MHC.  As for relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion, and that the Court order the Company to engage in a second-step conversion. On December 14, 2011, the Company filed a motion to dismiss the complaint. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012, Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second step conversion. Stilwell asserted claims against the MHC, as majority shareholder of the Company, for breach of fiduciary duty and for aiding and abetting the directors’ alleged breach of fiduciary duty. The Company filed a motion to dismiss on February 1, 2013. Stilwell filed his opposition on March 8, 2013, and the Company filed its reply brief on March 29, 2013. It is anticipated that the Court will rule on the motion in the next several months. The Company believes that the claims asserted are without merit and intends to vigorously defend the case.

The Company is also subject to claims and litigation that arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Company in connection with such claims and litigation, it is the opinion of management that the disposition or ultimate determination of such claims and litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Note 17 - Fair Value Disclosures

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 17- Fair Value Disclosures (continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2012:	(In thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$78	$—	$78	$—
Federal National Mortgage Association	51	—	51
Total	129		129
Nonrecurring:
Impaired loans	10,515	—	—	10,515
Real estate owned	4,271	—	—	4,271

December 31, 2011:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$95	$—	$95	$—
Federal National Mortgage Association	54	—	54	—
Total	149		149
Nonrecurring:
Impaired loans	9,163	—	—	9,163

A loan is considered impaired when, based upon current information and events; it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan.  Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses or through partial charge-offs, and as such are carried at the lower of net recorded investment or the estimated fair value.  Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. For other real estate owned, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  The appraisals may be adjusted by management for qualitative reasons and estimated liquidation expenses.  Management’s assumptions may include consideration of location and occupancy of the property and current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs to reflect decreases in estimated values resulting from sales price observations and the impact of changing economic and market conditions.  At December 31, 2012 to account for the aforementioned factors, adjustments to appraisal values for real estate owned ranged from 6.8% to 50.0%.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 17 - Fair Value Disclosures (Continued)

Valuation techniques for impaired loans are generally determined through independent appraisals of the underlying collateral which generally include various Level 3 inputs which are not identifiable.  The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized.  The range of liquidation expenses and other appraisal adjustments of the impaired loans at December 31, 2012 was 6.4% to 63.0%.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2012 and 2011:

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

For non-performing loans, fair value is calculated by discounting the estimated future cash flows from the remaining carrying value at a market rate.

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

Note 17 - Fair Value Disclosures (Continued)

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 2012 and 2011, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$49,242	$49,242	$49,242	$—	$—
Certificates of deposit	399	399	—	399	—
Securities available for sale	129	129	—	129	—
Securities held to maturity	11,987	12,561	—	12,561	—
Loans receivable	333,787	350,420	—	—	350,420
FHLB of New York stock	1,355	1,355	—	1,355	—
Accrued interest receivable	976	976	—	976	—

Financial Liabilities
Deposits	318,120	321,236	—	321,236	—
FHLB of New York advances	15,000	15,256	—	15,256	—

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 17 - Fair Value Disclosures (Continued)

Prior to the fourth quarter of 2012, the Company considered fair value for non-maturing deposits, FHLB of New York stock, and accrued interest as Level 1. Beginning in the fourth quarter of 2012, the Company transferred these fair value items to Level 2 as management has concluded there is no active market for inputs to determine their fair value.

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$82,583	$82,583
Certificates of deposit	2,640	2,640
Securities available for sale	149	149
Securities held to maturity	16,099	16,662
Loans receivable	350,894	361,974
FHLB of New York stock	1,633	1,633
Accrued interest receivable	1,499	1,499

Financial Liabilities:
Deposits	353,636	356,950
FHLB of New York advances	20,000	20,686

Note 18 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp (Parent company only) as of December 31, 2012 and 2011 and for the years then ended.

Statements of Financial Condition

	December 31,
	2012	2011
	(In Thousands)
Assets
Cash and due from banks	$14,039	$13,370
Certificates of deposits	299	1,544
Investment in subsidiary	85,511	88,107
ESOP loan receivable	4,031	4,201
Other assets	12	—
Total Assets	$103,892	$107,222

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$43	$157
Total Liabilities	43	157

Total Stockholders’ Equity	103,849	107,065

Total Liabilities and Stockholders’ Equity	$103,892	$107,222

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information (Continued)

Statements of Operations

	Years Ended December 31,
	2012	2011
	(In Thousands)
Interest income – interest- earning deposits	$12	$55
Interest income – ESOP loan	348	360
Operating expenses	(275)	(272)

Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	85	143

Income tax expense	35	60

Income before Equity in Undistributed Earnings (Loss) of Subsidiary	50	83

Equity in undistributed earnings (loss) of subsidiary	(2,564)	2,272

Net Income (Loss)	$(2,514)	$2,355

Statements of Cash Flow

	Years Ended December 31,
	2012	2011
	(In Thousands)
Cash Flows from Operating Activities
Net income (loss)	$(2,514)	$2,355
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings (loss) of subsidiary	2,564	(2,272)
Decrease (increase) in other assets	(12)	22
Decrease in other liabilities	(114)	(6)

Net Cash Provided by (Used in) Operating Activities	(76)	99

Cash Flows from Investing Activities
Repayment of ESOP loan	170	158
Proceeds from maturity of certificates of deposit	1,245	450

Net Cash Provided by Investing Activities	1,415	608

Cash Flows from Financing Activities
Cash dividends paid	(669)	(614)
Purchase of treasury stock	—	(3,048)

Net Cash Used in Financing Activities	(669)	(3,662)

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information (Continued)

Net Decrease in Cash and Cash Equivalents	(670)	(2,955)

Cash and Cash Equivalents - Beginning	13,370	16,325

Cash and Cash Equivalents - Ending	$14,039	$13,370

Note 19 - Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (FASB) issued, and in 2012 the Company adopted, an accounting update related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends existing Fair Value Measurements to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of Level 3 assets. The guidance also creates an exception to existing guidance for entities which carry financial instruments within a portfolio group, under which the entity is now permitted to base the price for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The guidance also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. It also contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of non-financial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this update was effective for interim and annual periods beginning after December 15, 2011. The adoption of the new accounting guidance did not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued an accounting update related to, Presentation of Comprehensive Income. The provisions of this update amend the accounting topic to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. For public entities, the provisions of this update were effective for fiscal years and interim periods beginning after December 31, 2011. The Company has opted to present a separate statement of comprehensive income.

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 19 - Recent Accounting Pronouncements (Continued)

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Similar to ASU 2011-08, Intangibles - Goodwill and Other (Topic 250) - Testing Goodwill for Impairment. ASU 2012-02 addresses the growing cost and complexity of performing an analysis to evaluate indefinite-lived intangible assets (other than goodwill) for impairment. This ASU introduces qualitative factors which would simplify the analysis if facts and circumstances make it more-likely-than-not that impairment would not exist. Rather than requiring a purely quantitative impairment test, the ASU provides entities with the option to first examine qualitative factors to make this determination. Factors to be considered would include, but are not limited to:

•	Increases in interest rates, salaries, or other operating expenses, which would have a negative impact on future earnings or cash flows;

•	Recent financial performance and cash flow trends;

•	Aspects of the legal and regulatory environment which are expected to impact future cash flows, such as the Dodd-Frank Act;

•	Management turnover;

•	Economic and industry conditions.

Entities are required by the guidance to consider both positive and negative impacts of such factors before determining whether it is more-likely-than-not (i.e. greater than 50% probability) that the indefinite-lived intangible asset is impaired. It should be noted that the qualitative portion of the analysis is optional for all issuers.

This ASU is effective for impairment tests performed during fiscal years beginning after September 15, 2012, and may be early adopted if the entity’s financial statements for the most recent fiscal or interim period have not yet been issued. The Company is evaluating the impact the new pronouncement might have on its consolidated financial statements.

ASU 2013-02: Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, on the respective line items in the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. Reclassifications that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period are required to be cross-referenced to other U.S. GAAP disclosures that provide additional detail about those amounts. This is the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account rather than directly to income or expense in the same reporting period. For example, some portion of net periodic pension cost is immediately reported in net income, but other portions may be capitalized to an asset balance such as fixed assets or inventory. An entity with significant defined benefit pension costs reclassified out of accumulated other comprehensive income but not to net income in its entirety in the same reporting period should identify the amount of each pension cost component reclassified out of accumulated other comprehensive income and make reference to the relevant pension cost disclosure that provides greater detail about these reclassifications.

The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income.

The provisions of this ASU are effective for public entities prospectively for reporting periods beginning after December 15, 2012. For non-public entities this ASU is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company is evaluating the impact the new pronouncement might have on its consolidated financial statements.

