Form 10-Q
period 2013-03-31
NORTHEAST COMMUNITY BANCORP INC
filed 2013-05-15
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2013, there were 12,644,752 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,360	$2,821
Interest-bearing deposits	22,621	46,421
Cash and cash equivalents	24,981	49,242

Certificates of deposit	150	399
Securities available-for-sale	126	129
Securities held-to-maturity (fair value of $11,588 and $12,561, respectively)	11,069	11,987
Loans receivable, net of allowance for loan losses of $4,706 and $4,646, respectively	343,939	333,787
Premises and equipment, net	12,659	12,898
Federal Home Loan Bank of New York stock, at cost	905	1,355
Bank owned life insurance	20,009	19,852
Accrued interest receivable	1,029	976
Goodwill	1,083	1,083
Intangible assets	391	406
Real estate owned	4,271	4,271
Other assets	7,946	7,839
Total assets	$428,558	$444,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$20,101	$22,932
Interest bearing	291,609	295,188
Total deposits	311,710	318,120

Advance payments by borrowers for taxes and insurance	4,108	3,516
Federal Home Loan Bank of NY advances	5,000	15,000
Accounts payable and accrued expenses	3,750	3,739
Total liabilities	324,568	340,375
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,644,752 shares at March 31, 2013 and December 31, 2012	132	132
Additional paid-in capital	57,148	57,178
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,305)	(3,370)
Retained earnings	53,949	53,893
Treasury stock – at cost, 580,248 shares	(3,712)	(3,712)
Accumulated comprehensive loss	(222)	(272)
Total stockholders’ equity	103,990	103,849
Total liabilities and stockholders’ equity	$428,558	$444,224

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
Interest Income:

Loans	$4,646	$4,893
Interest-earning deposits	3	12
Securities – taxable	99	138

Total Interest Income	4,748	5,043

Interest Expense:

Deposits	728	1,032
Borrowings	101	143

Total Interest Expense	829	1,175

Net Interest Income	3,919	3,868

Provision for Loan Losses	60	—

Net Interest Income after Provision for Loan Losses	3,859	3,868

Non-Interest Income:
Other loan fees and service charges	219	189
Loss on disposition of equipment	—	(12)
Earnings on bank owned life insurance	157	142
Investment advisory fees	177	206
Other	5	3

Total Non-Interest Income	558	528

Non-Interest Expenses:

Salaries and employee benefits	2,346	2,151
Occupancy expense	394	289
Equipment	181	146
Outside data processing	276	235
Advertising	10	57
Real estate owned expense	86	5
FDIC insurance premiums	30	93
Other	868	1,102

Total Non-Interest Expenses	4,191	4,078

Income before Provision for Income Taxes	226	318

Provision for Income Taxes	19	66

Net Income	$207	$252
Net Income per Common Share – Basic	$0.02	$0.02
Weighted Average Number of Common Shares Outstanding – Basic	12,311	12,285
Dividends Declared per Common Share	$0.03	$0.03

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net income	$207	$252

Other comprehensive income (loss):
Reclassification adjustments:
Amortization of prior service cost (1)	5	5
Amortization of actuarial loss (1)	9	—
Gains (losses) arising during period	69	(58)
Total	83	(53)
Income tax effect	(33)	16
Total other comprehensive income (loss)	50	(37)

Total comprehensive income	$257	$215

(1)	Amounts are included in salaries and employees benefits in the unaudited consolidated statement of operations as part of net periodic pension cost. See note 4 for further information.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2013 and 2012 (in thousands)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity

Balance at December 31, 2011	$132	$57,292	$(3,629)	$57,076	$(3,712)	$(94)	$107,065
Net income	—	—	—	252	—	—	252
Other comprehensive loss	—	—	—	—	—	(37)	(37)
Cash dividend declared ($.03 per share)	—	—	—	(150)	—	—	(150)
ESOP shares earned	—	(25)	65	—	—	—	40
Balance - March 31, 2012	$132	$57,267	$(3,564)	$57,178	$(3,712)	$(131)	$107,170
Balance at December 31, 2012	$132	$57,178	$(3,370)	$53,893	$(3,712)	$(272)	$103,849
Net income	—	—	—	207	—	—	207
Other comprehensive income	—	—	—	—	—	50	50
Cash dividend declared ($.03 per share)	—	—	—	(151)	—	—	(151)
ESOP shares earned	—	(30)	65	—	—	—	35
Balance - March 31, 2013	$132	$57,148	$(3,305)	$53,949	$(3,712)	$(222)	$103,990

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income	$207	$252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of securities premiums and discounts, net	17	21
Provision for loan losses	60	—
Depreciation	201	163
Net amortization of deferred loan fees and costs	46	47
Amortization of intangible assets	15	15
Deferred income taxes	5	(27)
Retirement plan expense	74	68
Gain (loss) on disposal of equipment	—	12
Earnings on bank owned life insurance	(157)	(142)
ESOP compensation expense	35	40
Increase in accrued interest receivable	(53)	(101)
Increase in other assets	(100)	(249)
Increase (decrease) in accounts payable and accrued expenses	20	(2,018)
Net Cash Provided by (Used in) Operating Activities	370	(1,919)
Cash Flows from Investing Activities:
Net increase in loans	(10,258)	(2,302)
Principal repayments on securities available-for-sale	3	5
Principal repayments on securities held-to-maturity	901	1,034
Redemption of Federal Home Loan Bank of New York stock	450	225
Proceeds from maturities of certificates of deposit	249	747
Purchases of premises and equipment	(7)	(255)
Net Cash Used in Investing Activities	(8,662)	(546)
Cash Flows from Financing Activities:

Net increase (decrease) in deposits	(6,410)	22,758
Repayment of FHLB of NY advances	(10,000)	(5,000)
Increase in advance payments by borrowers for taxes and insurance	592	1,274
Cash dividends paid to minority shareholders	(151)	(150)

Net Cash Provided by (Used in) Financing Activities	(15,969)	18,882

Net Increase (Decrease) in Cash and Cash Equivalents	(24,261)	16,417

Cash and Cash Equivalents - Beginning	49,242	82,583

Cash and Cash Equivalents - Ending	$24,981	$99,000

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$—	$2,375
Interest paid	$829	$1,175

See Notes to Consolidated Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a federally-chartered corporation organized as a mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006. The Bank is a New York State-chartered savings bank and completed its conversion from a federally-chartered savings bank effective as of the close of business on June 29, 2012. The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly owned subsidiaries, New England Commercial Properties, LLC (“NECP”) and NECB Financial Services Group, LLC. NECB Financial Services Group was formed by the Bank in the second quarter of 2012 as a complement to the Bank’s existing investment advisory and financial planning services division, Hayden Wealth Management. As of the filing of this Form 10-Q, NECB Financial Services Group has not conducted any business. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2012 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after March 31, 2013 and through the date these consolidated financial statements were issued.

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

Risk characteristics associated with the types of loans the Company underwrites are as follows:

Multi-family, Mixed-use and Non-residential Real Estate Loans. Loans secured by multi-family, mixed-use, and non-residential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family, mixed-use and non-residential real estate lending is the current and potential cash flow of the property and the borrower’s demonstrated ability to operate that type of property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income producing properties, we require borrowers to provide annual financial statements for all multi-family, mixed-use and non-residential real estate loans. In reaching a decision on whether to make a multi-family, mixed-use or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to non-residential real estate properties, we also consider the term of the lease and the quality of the tenants. An appraisal of the real estate used as collateral for the real estate loan is also obtained as part of the underwriting process. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.25x. In underwriting these loans, we take into account projected increases in interest rates in determining whether a loan meets our debt service coverage ratios at the higher interest rate under the adjustable rate mortgage. Environmental surveys and property inspections are utilized for all loans.

Commercial and Industrial Loans. Unlike multi-family, mixed-use, and non-residential mortgage loans, which are generally made on the basis of a borrower’s ability to make repayment from the operation and cash flow from the real property whose value tends to be more ascertainable, commercial and industrial loans are of higher risk and tend to be made on the basis of a borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

The allowance calculation for each pool of loans is also based on the loss factors that reflect the Company’s historical charge-off experience adjusted for current economic conditions applied to loan groups with similar characteristics or classifications in the current portfolio. To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. The Company’s Chief Executive Officer is ultimately responsible for the timely and accurate risk rating of the loan portfolio.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses (Continued)

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

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of March 31, 2013.

Goodwill

The Company recognized goodwill in connection with the acquisition of its wealth management division in 2007. In the fourth quarter of 2012, the Company performed its annual impairment test and determined that the fair value of this division was less than its carrying value and accordingly, recorded a $227,000 impairment.

The 2012 impairment was the result of a reduction in expected cash flow from this division resulting from the departure of two employees, one of which had generated significant other commission income from sales of insurance and annuity products. We expect future commission income to decline 50% from prior levels. This decline resulted in a decrease in the value of this division.

The Company has recently determined that an adjustment to the goodwill impairment previously recorded is necessary. The Company is currently reviewing the analysis and has not yet made a final determination as to the amount of the adjustment. However, the Company does not believe that the adjustment is material. The adjusted goodwill impairment will be reflected in future filings.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and, during the three-month periods ended March 31, 2013 and 2012, had no potentially dilutive common stock equivalents. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2012 and March 31, 2013, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan. As of December 31, 2012, the Company had allocated 155,526 shares to participants, and an additional 25,921 shares had been committed to be released. As of March 31, 2013, the Company had allocated 181,447 shares to participants, and an additional 6,480 shares had been committed to be released. The Company recognized compensation expense of $35,000 and $40,000 during the three-month periods ended March 31, 2013 and 2012, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – Outside Director Retirement Plan (“DRP”)

Net periodic pension cost for the Company’s DRP was as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Service cost	$18	$11
Interest cost	11	15
Amortization of prior service cost	5	5
Amortization of actuarial loss	9	—
Net periodic pension cost	$43	$31

This plan is an unfunded, non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The amortization of prior service cost and actuarial loss in the three-month periods ended March 31, 2013 and 2012 is also reflected in other comprehensive income during those periods.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$73	$2	$—	$75
Federal National Mortgage Association	49	2	—	51
Total	$122	$4	$—	$126

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$8,428	$396	$—	$8,824
Federal Home Loan Mortgage Corporation	259	10	—	269
Federal National Mortgage Association	203	9	—	212
Collateralized mortgage obligations-GSE	2,178	104	—	2,282
Other	1	—	—	1
Total	$11,069	$519	$—	$11,588

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$76	$2	$—	$78
Federal National Mortgage Association	49	2	—	51
Total	$125	$4	$—	$129

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$9,044	$442	$—	$9,486
Federal Home Loan Mortgage Corporation	267	9	—	276
Federal National Mortgage Association	215	8	—	223
Collateralized mortgage obligations-GSE	2,460	115	—	2,575
Other	1	—	—	1
Total	$11,987	$574	$—	$12,561

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	March 31, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Due after ten years	$122	$126

	$122	$126

NOTE 5 – INVESTMENTS (Continued)

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	March 31, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Due after one but within five years	$60	$62
Due after five but within ten years	157	164
Due after ten years	10,852	11,362

	$11,069	$11,588

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

NOTE 6 – Fair Value DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2013:	(In Thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$75	$—	$75	$—
Federal National Mortgage Association	51	—	51	—
Total	$126	$—	$126	$—
Nonrecurring:
Impaired loans	$14,294	$—	$—	$14,294
Real estate owned	$4,271	$—	$—	$4,271

December 31, 2012:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$78	$—	$78	$—
Federal National Mortgage Association	51	—	51	—
Total	$129	$—	$129	$—
Nonrecurring:
Impaired loans	$10,515	$—	$—	$10,515
Real estate owned	$4,271	$—	$—	$4,271

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
		Unobservable
(in thousands)	Fair Value Estimate	Valuation Techniques	Input	Range
March 31, 2013:
Impaired loans	$14,294	Appraisal of collateral (1)	Appraisal adjustments (2)	2% to 71%
Real estate owned	$4,271	Appraisal of collateral (1)	Appraisal adjustments (2)	7% to 50%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 6 – Fair Value DISCLOSURES (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
		Unobservable
(in thousands)	Fair Value Estimate	Valuation Techniques	Input	Range
December 31, 2012:
Impaired loans	$10,515	Appraisal of collateral (1)	Appraisal adjustments (2)	6.4% to 63%
Real estate owned	$4,271	Appraisal of collateral (1)	Appraisal adjustments (2)	6.8% to 50%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012:

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

For certain impaired loans, fair value is calculated by first reducing the carrying value by a credit risk adjustment based on internal loan classifications, and then discounting the estimated future cash flows from the remaining carrying value at a market rate.

NOTE 6 – Fair Value DISCLOSURES (Continued)

For the remaining impaired loans which the Company has measured and recorded impairment generally based on the fair value of the loan’s collateral, fair value is generally determined based upon independent third-party appraisals of the properties. These assets are typically included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At March 31, 2013 and December 31, 2012, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized below:

			Fair Value at March 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$24,981	$24,981	$24,981	$—	$—
Certificates of deposit	150	150	—	150	—
Securities available for sale	126	126	—	126	—
Securities held to maturity	11,069	11,588	—	11,588	—
Loans receivable	343,939	358,906	—	—	358,906
FHLB of New York stock	905	905	—	905	—
Accrued interest receivable	1,029	1,029	—	1,029	—
Financial Liabilities
Deposits, including accrued interest	311,710	314,799	—	314,799	—
FHLB of New York advances	5,000	5,163	—	5,163	—

NOTE 6 – Fair Value DISCLOSURES (Continued)

			Fair Value at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$49,242	$49,242	$49,242	$—	$—
Certificates of deposit	399	399	—	399	—
Securities available for sale	129	129	—	129	—
Securities held to maturity	11,987	12,561	—	12,561	—
Loans receivable	333,787	350,420	—	—	350,420
FHLB of New York stock	1,355	1,355	—	1,355	—
Accrued interest receivable	976	976	—	976	—
Financial Liabilities
Deposits, including accrued interest	318,120	321,236	—	321,236	—
FHLB of New York advances	15,000	15,256	—	15,256	—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2013	December 31, 2012
	(In thousands)
Residential real estate:
One-to-four family	$8,043	$7,761
Multi-family	183,537	178,644
Mixed use	41,902	41,895
Total residential real estate	233,482	228,300
Non-residential real estate	84,714	82,312
Construction	2,216	841
Commercial and industrial	27,459	26,274
Consumer	164	77

Total Loans	348,035	337,804

Allowance for loan losses	(4,706)	(4,646)
Deferred loan fees and costs	610	629

Net Loans	$343,939	$333,787

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is an analysis of the allowance for loan losses:

At and for the Three Months Ended March 31, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,216	$996	$—	$434	$—	$4,646
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision	45	(12)	—	27	—	60
Ending balance	$3,261	$984	$—	$461	$—	$4,706
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$3,261	$984	$—	$461	$—	$4,706

Loans receivable:
Ending balance	$233,482	$84,714	$2,216	$27,459	$164	$348,035

Ending balance: individually evaluated for impairment	$11,494	$11,531	$—	$1,851	$—	$24,876

Ending balance: collectively evaluated for impairment	$221,988	$73,183	$2,216	$25,608	$164	$323,159

At and for the Three Months Ended March 31, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,781	$1,596	$1,724	$296	$—	$7,397
Charge-offs	(305)	—	(11)	—	—	(316)
Recoveries	5	—	—	—	—	5
Provision	(201)	259	(53)	(5)	—	—
Ending balance	$3,280	$1,855	$1,660	$291	$—	$7,086
Ending balance: individually evaluated for impairment	$490	$603	$1,660	$—	$—	$2,753

Ending balance: collectively evaluated for impairment	$2,790	$1,252	$—	$291	$—	$4,333

Loans receivable:
Ending balance	$240,388	$89,862	$7,674	$21,554	$62	$359,540

Ending balance: individually evaluated for impairment	$11,156	$9,856	$7,674	$—	$—	$28,686

Ending balance: collectively evaluated for impairment	$229,232	$80,006	$—	$21,554	$62	$330,854

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Year Ended December 31, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,781	$1,596	$1,724	$296	$—	$7,397
Charge-offs	(4,372)	(2,374)	(1,715)	(28)	—	(8,489)
Recoveries	115	—	—	—	—	115
Provision	3,692	1,774	(9)	166	—	5,623
Ending balance	$3,216	$996	$—	$434	$—	$4,646

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$3,216	$996	$—	$434	—	$4,646

Loans receivable:
Ending balance	$228,300	$82,312	$841	$26,274	$77	$337,804

Ending balance: individually evaluated for impairment	$10,272	$8,272	$—	$2,152	$—	$20,696

Ending balance: collectively evaluated for impairment	$218,028	$74,040	$841	$24,122	$77	$317,108

The following is an analysis of the Company’s impaired loans.

Impaired Loans as of or for the three months ended March 31, 2013 (in thousands)

2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$11,494	$12,552	$—	$10,883	$169
Non-residential real estate	11,531	14,604	—	9,902	15
Commercial and industrial	1,851	1,851	—	2,001	29
Subtotal	24,876	29,007	—	22,786	213

With an allowance recorded:
Residential real estate-Multi-family	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Commercial and industrialonstruction	—	—	—	—	—
Subtotal	—	—	—	—	—

Total:
Residential real estate-Multi-family	11,494	12,552	—	10,883	169
Non-residential real estate	11,531	14,604	—	9,902	15
Commercial and industrial	1,851	1,851	—	2,001	29
Total	$24,876	$29,007	$—	$22,786	$213

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans as of or for the three months ended March 31, 2012 (in thousands)

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,145	$10,145	$—	$10,286	$65
Non-residential real estate	6,612	6,612	—	6,561	9
Construction	—	—	—	—	—
Subtotal	16,757	16,757	—	16,847	74

With an allowance recorded:
Residential real estate-Multi-family	1,011	1,011	490	988	—
Non-residential real estate	3,244	3,244	603	3,201	7
Construction	7,674	7,674	1,660	7,628	—
Subtotal	11,929	11,929	2,753	11,817	7

Total:
Residential real estate-Multi-family	11,156	11,156	490	11,274	65
Non-residential real estate	9,856	9,856	603	9,762	16
Construction	7,674	7,674	1,660	7,628	—
Total	$28,686	$28,686	$2,753	$28,664	$81

Impaired Loans as of and for the Year Ended December 31, 2012 (in thousands)

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,272	$11,742	$—	$10,876	$496
Non-residential real estate	8,272	11,345	—	11,322	1,439
Construction	—	—	—	3,067	—
Commercial and industrial	2,152	2,179	—	1,130	126
Subtotal	20,696	25,266	—	26,395	2,061

With an allowance recorded:
Residential real estate-Multi-family	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Subtotal	—	—	—	—	—

Total:
Residential real estate-Multi-family	10,272	11,742	—	10,876	496
Non-residential real estate	8,272	11,345	—	11,322	1,439
Construction	—	—	—	3,067	—
Commercial and industrial	2,152	2,179	—	1,130	126
Total	$20,696	$25,266	$—	$26,395	$2,061

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2013 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$8,043	$8,043	$—
Multi-family	942	—	—	942	182,595	183,537	—
Mixed-use	—	312	—	312	41,590	41,902	—
Non-residential real estate	—	3,159	2,030	5,189	79,525	84,714	—
Construction loans	—	—	—	—	2,216	2,216	—
Commercial and industrial loans	—	—	—	—	27,459	27,459	—
Consumer.	—	—	—	—	164	164	—
Total loans	$942	$3,471	$2,030	$6,443	$341,592	$348,035	$—

Age Analysis of Past Due Loans as of December 31, 2012 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,761	$7,761	$—
Multi-family	—	89	1,266	1,355	177,289	178,644	—
Mixed-use	—	—	—	—	41,895	41,895	—
Non-residential real estate	1,259	—	1,221	2,480	79,832	82,312	—
Construction loans	—	—	—	—	841	841	—
Commercial and industrial loans	—	—	—	—	26,274	26,274	—
Consumer	—	—	—	—	77	77	—
Total loans	$1,259	$89	$2,487	$3,835	$333,969	$337,804	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Quality Indicators as of March 31, 2013 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$226,007	$73,182	$2,216	$25,607	$164	$327,176
Special Mention	2,376	514	—	—	—	2,890
Substandard	5,099	11,018	—	1,852	—	17,969
Total	$233,482	$84,714	$2,216	$27,459	$164	$348,035

Credit Quality Indicators as of December 31, 2012 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$221,794	$74,040	$841	$24,122	$77	$320,874
Special Mention	2,553	505	—	—	—	3,058
Substandard	3,953	7,767	—	2,152	—	13,872
Total	$228,300	$82,312	$841	$26,274	$77	$337,804

NOTE 7 - LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of March 31, 2013 and December 31, 2012 (in thousands)

	2013	2012

Residential real estate-Multi-family	$2,719	$1,477
Non-residential real estate	5,189	2,480

Total	$7,908	$3,957

The following table shows the breakdown of loans modified for the periods indicated:

Three Months Ended March 31,
2013
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Residential real estate:
Multi-family	—	$—	$—

As of March 31, 2013, none of the loans that were modified during the previous twelve months had defaulted in the three month period ended March 31, 2013.

Three Months Ended March 31,
2012
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Residential real estate:
Multi-family	—	$—	$—

As of March 31, 2012, none of the loans that were modified during the previous twelve months had defaulted in the three month period ended March 31, 2012.

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

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

This ASU is effective for impairment tests performed during fiscal years beginning after September 15, 2012, and may be early adopted if the entity’s financial statements for the most recent fiscal or interim period have not yet been issued. The Company adopted this guidance in 2013. The adoption had no material effect on the Company’s financial statements.

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

The provisions of this ASU are effective for public entities prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in 2013. The adoption had no material effect on the Company’s financial statements.

NOTE 9 – DIVIDEND RESTRICTION

The MHC held 7,273,750 shares, or 57.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 42.5% of outstanding stock, at March 31, 2013. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the period from November 9, 2012 through November 9, 2013.

The MHC has waived receipt of all past dividends paid by the Company through March 31, 2013 with the exception of the dividend for the quarter ended June 30, 2012. Because the MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012, the MHC received $218,000 in dividends in August 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of March 31, 2013 and December 31, 2012, the aggregate retained earnings restricted for cash dividends waived were $4,582,000 and $4,364,000, respectively.

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

CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses to be a critical accounting policy.

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

Due to the conversion of the Bank to a New York State-chartered savings bank on June 29, 2012, the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Department of Financial Services (“NYS”) are now the Bank’s primary regulator. As such, the FDIC and NYS, as an integral part of their examination process, periodically review our allowance for loan losses. The FDIC and NYS could require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations. A large loss or a series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

First Quarter Performance Highlights

The Company’s earnings for the quarter ended March 31, 2013 decreased by $45,000 compared to the same period in 2012 primarily due to increases in non-interest expense and provision for loan losses, offset by increases in net interest income and non-interest income and a decrease in the provision for income taxes. The increase in non-interest expense was due to the expansion of our Massachusetts branch operations with the opening of two new branch sites in Framingham and Quincy, the hiring of additional employees to staff the new branches, and the purchase of additional equipment and services to support the expansion.

Despite operating in a challenging low interest rate environment, the Company improved its net interest income in 2013 compared to 2012, with an increase in our interest rate spread and net interest margin to 3.72% and 3.97%, respectively.

Although non-performing loans increased by $3.9 million to $7.9 million as of March 31, 2013 from $4.0 million as of December 31, 2012 due to the addition of seven mortgage loans totaling $4.6 million, our non-performing loans decreased by $11.4 million to $7.9 million as of March 31, 2013 from $19.3 million as of March 31, 2012. The decrease in non-performing loans from March 31, 2012 to March 31, 2013 was due to the satisfaction of seven mortgage loans totaling $3.8 million, the conversion from non-performing to performing status of five mortgage loans totaling $8.9 million, and the conversion to real estate owned of two mortgage loans totaling $5.0 million, partially offset by the addition of eleven non-performing mortgage loans totaling $6.3 million.

We will continue to monitor our loan portfolio closely and adjust the level of allowance for loan losses appropriately as updated information becomes available.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets decreased by $15.7 million, or 3.5%, to $428.6 million at March 31, 2013 from $444.2 million at December 31, 2012. The decrease in total assets was due to decreases of $24.3 million in cash and cash equivalents, $918,000 in securities held-to-maturity, $450,000 in Federal Home Loan Bank of New York (“FHLB”) stock, $249,000 in certificates of deposits at other financial institutions, and $239,000 in premises and equipment, partially offset by increases of $10.2 million in loans receivable, net, and $157,000 in bank owned life insurance.

The decrease in total assets resulted primarily from decreases of $10.0 million in FHLB advances and $6.4 million in deposits, partially offset by an increase of $592,000 in advance payments by borrowers for taxes and insurance, and $141,000 in stockholders’ equity.

Cash and cash equivalents decreased by $24.3 million, or 49.3%, to $25.0 million at March 31, 2013 from $49.2 million at December 31, 2012 due primarily to decreases of $6.4 million in deposits and repayment of $10.0 million in FHLB advances, and an increase of $10.2 million in loans receivable, net, offset by increases of $592,000 in advance payments by borrowers for taxes and insurance.

Securities held-to–maturity decreased by $918,000, or 7.7%, to $11.1 million at March 31, 2013 from $12.0 million at December 31, 2012 due entirely to repayments of $918,000. Certificates of deposits at other financial institutions decreased by $249,000, or 62.4%, to $150,000 at March 31, 2013 from $399,000 at December 31, 2012 due to the maturity and redemption of various certificates of deposits.

Loans receivable, net, increased by $10.2 million, or 3.0%, to $343.9 million at March 31, 2013 from $333.8 million at December 31, 2012 due primarily to loan originations totaling $19.4 million that exceeded loan repayments totaling $9.2 million.

FHLB stock decreased by $450,000, or 33.2%, to $905,000 at March 31, 2013 from $1.4 million at December 31, 2012 due primarily to a decrease in the amount of FHLB stock that we are required to hold as a result of decreases in FHLB advances.

Premises and equipment decreased by $239,000, or 1.9%, to $12.7 million at March 31, 2013 from $12.9 million at December 31, 2012 due primarily to depreciation.

Bank owned life insurance increased by $157,000, or 0.8%, to $20.0 million at March 31, 2013 from $19.9 million at December 31, 2012 due primarily to accrued earnings during the March 31, 2013 quarter.

Deposits decreased by $6.4 million, or 2.0%, to $311.7 million at March 31, 2013 from $318.1 million at December 31, 2012. The decrease in deposits was primarily attributable to decreases of $2.8 million in our non-interest bearing accounts, $2.7 million in our regular savings accounts, and $1.4 million in our NOW and money market accounts, offset by an increase of $465,000 in certificates of deposits. The decrease in deposits was due to the Company’s decision to reduce interest rates that resulted in an outflow of deposits that exceeded the deposit inflow, primarily in certificates of deposit, due to the opening of the two new branches in Framingham and Quincy, Massachusetts.

Advance payments by borrowers for taxes and insurance increased by $592,000, or 16.8%, to $4.1 million at March 31, 2013 from $3.5 million at December 31, 2012 due primarily to an increase in the loan portfolio and the resulting accumulating balances paid into escrow accounts by borrowers.

FHLB advances decreased by $10.0 million, or 66.7%, to $5.0 million at March 31, 2013 from $15.0 million at December 31, 2012 due to the maturity and repayment of two $5.0 million FHLB advances.

Stockholders’ equity increased by $141,000, or 0.1%, to $104.0 million at March 31, 2013, from $103.8 million at December 31, 2012. This increase was primarily the result of comprehensive income of $257,000 and the amortization of $35,000 for the ESOP for the period, partially offset by cash dividends declared of $151,000.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. Net income decreased by $45,000, or 17.9%, to $207,000 for the quarter ended March 31, 2013, from $252,000 for the quarter ended March 31, 2012. The decrease was primarily the result of increases of $113,000 in non-interest expense and $60,000 in provision for loan losses, partially offset by increases of $51,000 in net interest income and $30,000 in non-interest income and a decrease of $47,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $51,000, or 1.3%, to $3.92 million for the three months ended March 31, 2013 from $3.87 million for the three months ended March 31, 2012. The increase in net interest income was due primarily to a decrease of $346,000 in interest expense that exceeded a decrease of $295,000 in interest income for the comparable period in 2012 and increases in the net interest spread and the net interest margin.

The net interest spread increased by 71 basis points to 3.72% for the three months ended March 31, 2013 from 3.01% for the three months ended March 31, 2012. The net interest margin increased by 67 basis points between these periods to 3.97% for the quarter ended March 31, 2013 from 3.30% for the quarter ended March 31, 2012. The increase in the interest rate spread and the net interest margin in the first quarter of 2013 compared to the same period in 2012 was due to an increase in the yield on our interest-earning assets coupled with a decrease in the cost of our interest-bearing liabilities.

In this regard, the yield on our interest-earning assets increased by 51 basis points to 4.81% for the three months ended March 31, 2013 from 4.30% for the three months ended March 31, 2012 and the cost of our interest-bearing liabilities decreased by 19 basis points to 1.09% for the three months ended March 31, 2013 from 1.28% for the three months ended March 31, 2012. The increase in the yield on our interest-earning assets was due to a decrease in other interest-earning assets, resulting in a shift in the composition of interest-earning assets whereby higher yielding loans receivable represented a larger percentage of total interest-earning assets in the March 31, 2013 quarter compared to the March 31, 2012 quarter. The increase in the yield on our interest-earning assets was also due to a decrease in our non-performing assets by $11.4 million, or 59%, to $7.9 million as of March 31, 2013 from $19.3 million as of March 31, 2012.

The decrease in the cost of our interest-bearing liabilities was due to the low interest rate environment in 2012 which continued into the first quarter of 2013 resulting in a decrease in the cost of our interest-bearing deposits as deposits continued to re-price to lower interest rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$344,597	$4,646	5.39%	$360,830	$4,893	5.42%
Securities (including FHLB stock)	12,993	99	3.05	17,495	138	3.16
Other interest-earning assets	37,494	3	0.03	91,188	12	0.05
Total interest-earning assets	395,084	4,748	4.81	469,513	5,043	4.30
Allowance for loan losses	(4,323)			(7,214)
Non-interest-earning assets	49,922			35,086
Total assets	$440,683			$497,385

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$61,857	$50	0.32	$119,307	$251	0.84
Savings and club accounts	83,241	109	0.52	87,582	198	0.90
Certificates of deposit	148,011	569	1.54	140,677	583	1.66
Total interest-bearing deposits	293,109	728	0.99	347,566	1,032	1.19

Borrowings	11,278	101	3.58	19,115	143	2.99
Total interest-bearing liabilities	304,387	829	1.09	366,681	1,175	1.28

Noninterest-bearing demand	23,667			16,498
Other liabilities	7,132			6,737
Total liabilities	335,186			389,916

Stockholders’ equity	105,497			107,469
Total liabilities and Stockholders’ equity	$440,683			$497,385
Net interest income		$3,919			$3,868
Interest rate spread			3.72			3.01
Net interest margin			3.97			3.30
Net interest-earning assets	$90,697			$102,832
Interest-earning assets to interest-bearing liabilities	129.80%			128.04%

Total interest income decreased by $295,000, or 5.8%, to $4.7 million for the three months ended March 31, 2013, from $5.0 million for the three months ended March 31, 2012. Interest income on loans decreased by $247,000, or 5.0%, to $4.7 million for the three months ended March 31, 2013 from $4.9 million for the three months ended March 31, 2012 as a result of a decrease of 3 basis points in the average yield on loans to 5.39% for the three months ended March 31, 2013 from 5.42% for the three months ended March 31, 2012. The decrease in interest income and the average yield on loans was due to the pay-off of numerous higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of numerous mortgage loans in our loan portfolio. The decrease in interest income was also due to a decrease of $16.2 million, or 4.5%, in the average balance of the loan portfolio to $344.6 million for the three months ended March 31, 2013 from $360.8 million for the three months ended March 31, 2012. The decrease in the average balance of the loan portfolio was due to repayments outpacing originations and charge-offs, net of recoveries, of $8.5 million in loans in 2012.

Interest income on securities decreased by $39,000, or 28.3%, to $99,000 for the three months ended March 31, 2013 from $138,000 for the three months ended March 31, 2012. The decrease was primarily due to a decrease of $4.5 million, or 25.7%, in the average balance of securities to $13.0 million for the three months ended March 31, 2013 from $17.5 million for the three months ended March 31, 2012. The decrease in the average balance was due to the principal repayments on investment securities and a decrease in FHLB New York stock. The decrease in interest income on securities was also due to a decrease of 11 basis points in the average yield on securities to 3.05% for the three months ended March 31, 2013 from 3.16% for the three months ended March 31, 2012. The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities and a decrease in FHLB stock yield from 4.5% at March 31, 2012 to 4.0% at March 31, 2013.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $9,000, or 75.0%, to $3,000 for the three months ended March 31, 2013 from $12,000 for the three months ended March 31, 2012. The decrease was primarily due to a decrease of $53.7 million, or 58.9%, in the average balance of other interest-earning assets to $37.5 million for the three months ended March 31, 2013 from $91.2 million for the three months ended March 31, 2012. The decrease was also due to a decrease of 2 basis points in the average yield on other interest-earning assets to 0.03% for the three months ended March 31, 2013 from 0.05% for the three months ended March 31, 2012.

The decrease in the average balance of other interest-earning assets was due to decreases in cash and cash equivalents and certificates of deposits at other financial institutions. The decline in the yield was due to the maturity of higher yielding certificates of deposits at other financial institutions.

Total interest expense decreased by $346,000, or 29.4%, to $829,000 for the three months ended March 31, 2013 from $1.2 million for the three months ended March 31, 2012. Interest expense on deposits decreased by $304,000, or 29.5%, to $728,000 for the three months ended March 31, 2013 from $1.0 million for the three months ended March 31, 2012. The decrease in the interest expense on deposits was a result of our decision to reduce our interest rates offered on our deposits in order to improve our net interest spread and net interest margin to increase profitability. This resulted in a decrease of 20 basis points in the average interest cost of deposits to 0.99% for the three months ended March 31, 2013 from 1.19% for the three months ended March 31, 2012.

The decrease in interest expense on deposits was also due to a decrease of $54.5 million, or 15.7%, in the average balance of interest-bearing deposits to $293.1 million for the three months ended March 31, 2013 from $347.6 million for the three months ended March 31, 2013. The decrease in the average balance of interest-bearing deposits was due to decreases in the average balance of our interest-bearing demand deposits and interest-bearing savings and club accounts, offset by increases in the average balance of our interest-bearing certificates of deposits. The decrease in the average balances of our interest-bearing demand deposits and interest-bearing savings and club accounts was due to the Company’s decision to reduce our interest rates offered on our deposits. The increase in the average balance of our interest-bearing certificates of deposit was due to the opening of two new branches in Framingham and Quincy, Massachusetts during 2012.

The interest expense of our interest-bearing demand deposits decreased by $201,000, or 80.1%, to $50,000 for the three months ended March 31, 2013 from $251,000 for the three months ended March 31, 2012. The decrease in interest expense in our interest-bearing demand deposits was due to our decision to reduce our interest rates in interest-bearing demand deposits that resulted in a 52 basis point decrease in the average interest cost to 0.32% for the three months ended March 31, 2013 from 0.84% for the three months ended March 31, 2012. The decrease in interest expense on our interest-bearing demand deposits was also due to a decrease of $57.5 million, or 48.2%, in the average balance of our interest-bearing demand deposits to $61.9 million for the three months ended March 31, 2013 from $119.3 million for the three months ended March 31, 2012.

The interest expense of our interest-bearing savings and club deposits decreased by $89,000, or 45.0%, to $109,000 for the three months ended March 31, 2013 from $198,000 for the three months ended March 31, 2012. The decrease in interest expense in our interest-bearing savings and club deposits resulted from our decision to reduce our interest rates in interest-bearing savings and club deposits that resulted in a 38 basis point decrease in the average interest cost to 0.52% for the three months ended March 31, 2013 from 0.90% for the three months ended March 31, 2012. The decrease in interest expense on our interest-bearing savings and club deposits was also due to a decrease of $4.3 million, or 5.0%, in the average balance of our interest-bearing savings and club deposits to $83.2 million for the three months ended March 31, 2013 from $87.5 million for the three months ended March 31, 2012.

The interest expense of our interest-bearing certificates of deposit decreased by $14,000, or 2.4%, to $569,000 for the three months ended March 31, 2013 from $583,000 for the three months ended March 31, 2012. The decrease in interest expense in our interest-bearing certificates of deposit was due to the re-pricing of interest-bearing certificates of deposit to lower interest rates upon maturity and our decision to reduce our interest rates in interest-bearing certificates of deposits. This resulted in a 12 basis point decrease in the average interest cost to 1.54% for the three months ended March 31, 2013 from 1.66% for the three months ended March 31, 2012. The decrease in interest expense on our interest-bearing certificates of deposit was offset by an increase of $7.3 million, or 5.2%, in the average balance of our interest-bearing certificates of deposit to $148.0 million for the three months ended March 31, 2013 from $140.7 million for the three months ended March 31, 2012. The increase in the average balance of our interest-bearing certificates of deposit was due to the opening of two new branches in Framingham and Quincy, Massachusetts during 2012.

Interest expense on borrowings decreased by $42,000, or 29.4%, to $101,000 for the three months ended March 31, 2013 from $143,000 for the three months ended March 31, 2012. The decrease was primarily due to a decrease of $7.8 million, or 41.0%, in the average balance of borrowed money to $11.3 million for the three months ended March 31, 2013 from $19.1 million for the three months ended March 31, 2012, offset by an increase of 59 basis points in the average interest cost to 3.58% for the three months ended March 31, 2013 from 2.99% for the three months ended March 31, 2012. The increase in the average interest cost was due to the maturity and repayment of lower cost FHLB advances.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$4,646	$7,397
Provision for loan losses	60	—
Charge-offs	—	(316)
Recoveries	—	5
Net charge-offs	—	(311)
Allowance at end of period	$4,706	$7,086

Allowance to nonperforming loans	59.51%	36.72%
Allowance to total loans outstanding at the end of the period	1.35%	1.97%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00%	0.09%

The allowance to nonperforming loans ratio increased to 59.51% at March 31, 2013 from 36.72% at March 31, 2012 due primarily to a decrease in nonperforming loans to $7.9 million in March 31, 2013 from $19.3 million at March 31, 2012. The decrease in nonperforming loans was due to the identification, monitoring and resolution of several nonperforming loans that were paid-off and/or charge off between March 31, 2012 and March 31, 2013.

The allowance for loan losses was $4.7 million at March 31, 2013, $4.6 million at December 31, 2012, and $7.1 million at March 31, 2012. We recorded a provision for loan losses of $60,000 for the three-month period ended March 31, 2013 compared to no provision for loan losses for the three-month period ended March 31, 2012 due to an increase in the loan portfolio of $10.2 million, or 3.0%, to $343.9 million at March 31, 2013 from $333.8 million at December 31, 2012, offset by an increase of $4.2 million, or 20.3%, to $24.9 million at March 31, 2013 from $20.7 million at December 31, 2012 in loans that were individually evaluated for impairment. We did not record any provision for loan losses for the March 31, 2012 quarter due to a decrease of $1.1 million, or 5.6%, in non-performing loans to $19.3 million as of March 31, 2012 from $20.4 million as of December 31, 2011.

We recorded no charge-offs during the three months ended March 31, 2013 compared to charge-offs of $316,000 against two non-performing multi-family mortgage loan and one performing construction mortgage loan during the three months ended March 31, 2012. We recorded no recoveries during the three months ended March 31, 2013 compared to recoveries of $5,000 during the three months ended March 31, 2012.

Non-interest Income. Non-interest income increased by $30,000, or 5.7%, to $558,000 for the three months ended March 31, 2013 from $528,000 for the three months ended March 31, 2012. The increase was due to increases of $30,000 in other loan fees and service charges, $15,000 in earnings on bank owned life insurance, and $2,000 in other non-interest income, offset by a decrease of $29,000 in investment advisory fee income.

Non-interest Expenses. Non-interest expenses increased by $113,000, or 2.8%, to $4.19 million for the three months ended March 31, 2013 from $4.08 million for the three months ended March 31, 2012. The increase resulted primarily from increases of $195,000 in salaries and employee benefits, $105,000 in occupancy expense, $81,000 in real estate owned expenses, $41,000 in outside data processing expense, and $35,000 in equipment expense, which were partially offset by decreases of $234,000 in other non-interest expense, $63,000 in FDIC insurance expense, and $47,000 in advertising expense.

Salaries and employee benefits, which represent 56.0% of the Company’s non-interest expense, increased by $195,000, or 9.1%, to $2.3 million in 2013 from $2.1 million in 2012 due to the hiring of additional branch operations personnel for the two new branch offices in Framingham and Quincy, Massachusetts, partially offset by a reduction in staff in various departments. In this regard, the Company has taken measures to control the increase in salaries and employee benefits by reducing staff in various departments, including the mortgage brokerage department and branch operations, during the first quarter of 2013. As a result, the number of full time equivalent employees decreased to 104 at March 31, 2013 from 113 at March 31, 2012. The Company expects the reduction in salaries and employee benefits will begin to be realized in the second quarter in 2013.

Due to the addition of two new branch offices in 2012, occupancy expense increased by $105,000, or 36.3%, to $394,000 in 2013 from $289,000 in 2012 and equipment expenses increased by $35,000, or 24.0%, to $181,000 in 2013 from $146,000 in 2012.

Outside data processing expense increased by $41,000, or 17.4% to $276,000 in 2013 from $235,000 in 2012 due to the addition of two new branch offices in 2012 and additional services provided by the Company’s core data processing vendor.

Real estate owned expenses increased by $81,000, or 1,620.0% to $86,000 in 2013 from $5,000 in 2012 due to the addition of two foreclosed properties in 2012.

FDIC insurance expense decreased by $63,000, or 67.7%, to $30,000 in 2013 from $93,000 in 2012 due to an adjustment to agree to the FDIC prepaid assessment amount as well as a decrease in the assessment base.

Advertising expense decreased by $47,000, or 82.5%, to $10,000 in 2013 from $57,000 in 2012 due to an effort to reduce costs.

Other non-interest expense decreased by $234,000, or 21.2%, to $868,000 in 2013 from $1.1 million in 2012 due mainly to decreases of $146,000 in directors, officers and employee expenses, $93,000 in recruitment expenses related to the hiring of personnel, $25,000 in consulting fees, $19,000 in donations, $18,000 in regulatory assessments, and $9,000 in postage expenses. These decreases were partially offset by increases of $30,000 in audit and accounting fees, $29,000 in directors compensation, and $11,000 in telephone expenses.

Income Taxes. Income tax expense decreased by $47,000, or 71.2%, to $19,000 for the three months ended March 31, 2013 from $66,000 for the three months ended March 31, 2012. The decrease resulted primarily from a $92,000 decrease in pre-tax income in 2013 compared to 2012. The effective tax rate was 8.4% for the three months ended March 31, 2013 and 20.8% for the three months ended March 31, 2012. The decrease in the effective tax rate between periods was due to a higher percentage of our pre-tax income being tax-exempt, specifically the earnings on bank-owned life insurance.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At March 31, 2013	At December 31, 2012
	(Dollars in thousands)

Non-accrual loans	$7,908	$3,957
Loans past due 90 days or more and accruing	—	—
Total nonaccrual and 90 days or more past due loans	7,908	3,957
Other non-performing loans	—	—
Total non-performing loans	7,908	3,957
Real estate owned	4,271	4,271
Total non-performing assets	12,179	8,228

Accruing troubled debt restructurings	12,264	12,236
Nonaccrual troubled debt restructurings	1,226	1,197
Total troubled debt restructurings	13,490	13,433
Less nonaccrual troubled debt restructurings in total nonaccrual loans	1,226	1,197

Total troubled debt restructurings and non-performing assets	$24,443	$20,464

Total non-performing loans to total loans	2.27%	1.17%
Total non-performing loans to total assets	1.85%	1.85%
Total non-performing assets and troubled debt restructurings to total assets	5.70%	4.61%

The non-accrual loans at March 31, 2013 consisted of thirteen loans in the aggregate – six multi-family mortgage loans, one mixed-use mortgage loan, and six non-residential mortgage loans.

Non-performing loans increased by $3.9 million, or 99.8%, to $7.9 million at March 31, 2013 from $4.0 million at December 31, 2012. The increase in non-performing loans was due to the addition of seven mortgage loans totaling $4.6 million that became non-performing at March 31, 2013, offset by the satisfaction of two non-accrual mortgage loans totaling $196,000 and the conversion from non-performing to performing status of one mortgage loan totaling $505,000.

The non-accrual multi-family mortgage loans totalled $2.7 million at March 31, 2013, consisting primarily of the following mortgage loans:

(1)	A non-performing loan with an outstanding balance of $1.1 million secured by an apartment building. We classified this loan as special mention. The non-performance was the result of a lawsuit filed by the previous owner claiming that the debtor never owned record title to the mortgaged property. The Company filed a lawsuit seeking a declaration that the mortgage is a valid encumbrance against the property. The Court ruled in favor of the borrower and turned the building back to our borrower and dismissed the trustee.

(2)	A delinquent loan with an outstanding balance of $942,000 secured by an apartment building. We classified this loan as substandard. The borrower refused to pay a prepayment penalty called for in the note and stopped making the scheduled monthly payments. The Company defaulted the borrower, instituted a foreclosure action and obtained the appointment of a receiver of rents. Subsequent to March 31, 2013 the borrower, upon advice of counsel, brought the loan current and has agreed to pay the required prepayment penalty.

The non-accrual mixed-use mortgage loan totalled $312,000 at March 31, 2013, consisting of the following mortgage loan:

(1)	A delinquent loan with an outstanding balance of $312,000 secured by a mixed-use building. We classified this loan as substandard. The Company had commenced a foreclosure action, but subsequent to March 31st the borrower requested the Company consider a forbearance or restructure agreement to allow the borrower time to repair and re-rent vacant units and evict non-paying tenants. The Company has completed a restructure agreement and the borrower has made all required payments under the agreement to bring the loan current.

The six non-accrual non-residential mortgage loans, net of charge-offs of $901,000, totaled $5.2 million at March 31, 2013 consisting primarily of the following mortgage loans:

(1)	An outstanding balance of $2.0 million secured by a multi-tenant office building. We classified this loan as substandard. The borrower is experiencing vacancy issues and has requested that the Company grant some form of forbearance to assist with the cash flow problem the building is currently experiencing. Subsequent to March 31, 2013, the Company began negotiating a restructure agreement and currently expects to complete the agreement in the near future.

(2)	An outstanding balance of $804,000, net of a charge-off of $130,000, secured by a medical office building. We classified this loan as substandard. The Company has commenced a foreclosure action and the Court has appointed a receiver. We are evaluating the options currently available to us.

(3)	An outstanding balance of $789,000, net of a charge-off of $371,000, secured by a gasoline service station and car wash. We classified this loan as substandard. The Company has commenced a foreclosure action. We are evaluating the options currently available to us.

(4)	An outstanding balance of $593,000 secured by a medical office building. We classified this loan as substandard. The Company had commenced a foreclosure action, but subsequent to March 31, 2013 the borrower requested the Company consider a forbearance or restructure agreement to allow the borrower time to repair and re-rent vacant units and evict non-paying tenants. The Company has completed a restructure agreement and the borrower has made all required payments under the agreement to bring the loan current.

(5)	An outstanding balance of $579,000 secured by an office building. We classified this loan as substandard. The Company had commenced a foreclosure action, but subsequent to March 31, 2013 the borrower requested the Company consider a forbearance or restructure agreement to allow the borrower time to repair and re-rent vacant units and evict non-paying tenants. The Company has completed a restructure agreement and the borrower has made all required payments under the agreement to bring the loan current.

(6)	An outstanding balance of $437,000, net of charge-offs of $400,000, secured by a strip shopping center and warehouse. We classified this loan as substandard. The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The borrower is making monthly escrow payments.

Based on a current fair value analysis of these properties, the Company does not anticipate any losses beyond the amounts already charged off.

At March 31, 2013, we owned two foreclosed properties with a net balance of $4.3 million consisting of an office building located in New Jersey and a restaurant with 23 boat slips located in New York. The restaurant was destroyed by Hurricane Sandy and the Company has submitted a claim to the insurance agency and insurance company that underwrote the flood insurance. We have a contract of sale for the restaurant/marina property and have begun marketing the New Jersey office building.

TROUBLED DEBT RESTRUCTURED LOANS

There were no loans modified during the three months ended March 31, 2013 or March 31, 2012.

As of March 31, 2013 and 2012, none of the loans that were modified during the previous twelve months had defaulted in the three month periods ended March 31, 2013 and 2012.

The following tables show the activity in troubled debt restructured loans for the period indicated:

	Residential Real Estate	Nonresidential Real Estate	Construction	Commercial and Industrial	Consumer	Total

Balance at December 31, 2012	$6,444	$6,989	$—	$—	$—	$13,433
Additions	—	66	—	—	—	66
Repayments	(9)	—	—	—	—	(9)
Balance - March 31, 2013	$6,435	$7,055	$—	$—	$—	$13,490
Related allowance	$—	$—	$—	$—	$—	$—

There were no charge offs of loans classified as troubled debt restructurings in the three months ended March 31, 2013.

Additions for the period consist of real estate taxes and similar items paid to protect the collateral position of the Company.

The following tables show the activity in troubled debt restructured loans for the period indicated:

	Residential Real Estate	Nonresidential Real Estate	Construction	Commercial and Industrial	Consumer	Total

Balance at December 31, 2011	$9,886	$5,587	$—	$—	$—	$15,473
Additions	63	49	—	—	—	112
Repayments	—	—	—	—	—	—
Balance - March 31, 2012	$9,949	$5,636	$—	$—	$—	$15,585
Related allowance	$489	$231	$—	$—	$—	$720

There were no charge offs of loans classified as troubled debt restructurings in the three months ended March 31, 2012.

Additions for the period consist of real estate taxes and similar items paid to protect the collateral position of the Company.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $25.0 million at March 31, 2013 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. The Company can also borrow an additional $62.1 million from the FHLB of New York to provide additional liquidity.

At March 31, 2013, we had $38.6 million in loan commitments outstanding, consisting of $21.3 million in unused commercial and industrial loan lines of credit, $6.1 million in unused real estate equity lines of credit, $6.0 million of real estate loan commitments, $3.9 million in unused loans in process, $1.2 million of commercial and industrial loan commitments, and $136,000 in consumer lines of credit. Certificates of deposit due within one year of March 31, 2013 totaled $66.0 million. This represented 44.5% of certificates of deposit at March 31, 2013. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At March 31, 2013, we had the ability to borrow $62.1 million, net of $5.0 million in outstanding advances, from the FHLB of New York. At March 31, 2013, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At March 31, 2013, the Company had liquid assets of $14.2 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2013 and the year ended December 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2013 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

500	$102,107	(19,830)	(16.3)%	25.33%	(194	)bp
400	105,660	(16,277)	(13.3)	25.69%	(158	)bp
300	108,591	(13,346)	(10.9)	25.91%	(136	)bp
200	113,400	(8,537)	(7.0)	26.50%	(77	)bp
100	118,028	(3,909)	(3.2)	26.98%	(29	)bp
0	121,937			27.27%
(100)	124,030	2,093	1.7	27.36%	9	bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

_____________________________

*  Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: May 15, 2013	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Date: May 15, 2013	By:	/s/ Salvatore Randazzo
Salvatore Randazzo
Executive Vice President and Chief Financial Officer

