Form 10-Q
period 2013-06-30
NORTHEAST COMMUNITY BANCORP INC
filed 2013-08-14
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 9, 2013, there were 12,644,752 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$4,281	$2,821
Interest-bearing deposits	34,845	46,421
Cash and cash equivalents	39,126	49,242

Certificates of deposit	150	399
Securities available-for-sale	123	129
Securities held-to-maturity (fair value of $10,429 and $12,561, respectively)	10,013	11,987
Loans receivable, net of allowance for loan losses of $4,205 and $4,646, respectively	332,856	333,787
Premises and equipment, net	12,531	12,898
Federal Home Loan Bank of New York stock, at cost	874	1,355
Bank owned life insurance	20,171	19,852
Accrued interest receivable	1,064	976
Goodwill	749	1,083
Intangible assets	375	406
Real estate owned	3,821	4,271
Other assets	7,011	7,839
Total assets	$428,864	$444,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$20,925	$22,932
Interest bearing	291,560	295,188
Total deposits	312,485	318,120

Advance payments by borrowers for taxes and insurance	2,590	3,516
Federal Home Loan Bank advances	5,000	15,000
Accounts payable and accrued expenses	4,480	3,739
Total liabilities	324,555	340,375
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; 12,644,752 shares outstanding at June 30, 2013 and December 31, 2012	132	132
Additional paid-in capital	57,123	57,178
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,240)	(3,370)
Retained earnings	54,179	53,893
Treasury stock – at cost, 580,248 shares	(3,712)	(3,712)
Accumulated comprehensive loss	(173)	(272)
Total stockholders’ equity	104,309	103,849
Total liabilities and stockholders’ equity	$428,864	$444,224

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)

INTEREST INCOME:
Loans	$4,677	$4,969	$9,323	$9,861
Interest-earning deposits	2	9	6	21
Securities – taxable	84	126	183	264

Total Interest Income	4,763	5,104	9,512	10,146

INTEREST EXPENSE:
Deposits	730	785	1,458	1,817
Borrowings	45	137	146	280

Total Interest Expense	775	922	1,604	2,097

Net Interest Income	3,988	4,182	7,908	8,049

PROVISION (CREDIT) FOR LOAN LOSSES	(423)	117	(363)	117

Net Interest Income after Provision (Credit) for Loan Losses	4,411	4,065	8,271	7,932

NON-INTEREST INCOME:
Other loan fees and service charges	122	233	340	423
Gain (loss) on disposition of equipment	—	3	—	(9)
Earnings on bank owned life insurance	162	143	319	286
Investment advisory fees	176	233	354	439
Other	6	4	10	6

Total Non-Interest Income	466	616	1,023	1,145

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,990	2,224	4,335	4,375
Occupancy expense	346	312	740	601
Equipment	150	212	331	358
Outside data processing	283	281	560	515
Advertising	20	55	30	113
Impairment loss on goodwill	334	—	334	—
Real estate owned expense	173	—	259	—
FDIC insurance premiums	83	98	113	191
Other	978	1,167	1,846	2,274

Total Non-Interest Expenses	4,357	4,349	8,548	8,427

Income before Provision for Income Taxes	520	332	746	650

PROVISION FOR INCOME TAXES	139	67	158	133

Net Income	$381	$265	$588	$517
Net Income per Common Share – Basic	$0.03	$0.02	$0.05	$0.04
Weighted Average Number of Common Shares Outstanding – Basic	12,318	12,292	12,314	12,288
Dividends Declared per Common Share	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2013	2012	2013	2012
Net income	$381	$265	$588	$517
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments:
Amortization of prior service cost (1)	5	5	10	10
Amortization of actuarial loss (1)	9	—	18	—
Actuarial gains (losses) arising during period	69	(46)	138	(106)
Total	83	(41)	166	(96)
Income tax effect	(34)	16	(67)	33
Total other comprehensive income (loss)	49	(25)	99	(63)

Total comprehensive income	$430	$240	$687	$454

(1)	Amounts are included in salaries and employees benefits in the unaudited consolidated statement of income as part of net periodic pension cost. See note 4 for further information.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2013 and 2012 (in thousands)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2011	$132	$57,292	$(3,629)	$57,076	$(3,712)	$(94)	$107,065
Net income	—	—	—	517	—	—	517
Other comprehensive loss	—	—	—	—	—	(63)	(63)
Cash dividend declared ($.06 per share)	—	—	—	(519)	—	—	(519)
ESOP shares earned	—	(53)	130	—	—	—	77
Balance – June 30, 2012	$132	$57,239	$(3,499)	$57,074	$(3,712)	$(157)	$107,077

Balance at December 31, 2012	$132	$57,178	$(3,370)	$53,893	$(3,712)	$(272)	$103,849
Net income	—	—	—	588	—	—	588
Other comprehensive income	—	—	—	—	—	99	99
Cash dividend declared ($.06 per share)	—	—	—	(302)	—	—	(302)
ESOP shares earned	—	(55)	130	—	—	—	75
Balance – June 30, 2013	$132	$57,123	$(3,240)	$54,179	$(3,712)	$(173)	$104,309

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income	$588	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	37	27
Provision (credit) for loan losses	(363)	117
Depreciation	389	320
Net amortization of deferred loan fees and costs	73	98
Amortization of intangible assets	31	30
Deferred income tax expense	770	124
Impairment loss on goodwill	334	—
Retirement plan expense	149	135
Loss on sale of real estate owned	51	—
Loss on disposal of equipment	—	9
Earnings on bank owned life insurance	(319)	(286)
ESOP compensation expense	75	77
(Increase) decrease in accrued interest receivable	(88)	555
Increase in other assets	(8)	(143)
(Decrease) increase in accounts payable and accrued expenses	758	(1,009)
Net Cash Provided by Operating Activities	2,477	571
Cash Flows from Investing Activities:
Net decrease in loans	1,221	1,993
Proceeds from sale of real estate owned	399	—
Principal repayments on securities available-for-sale	6	12
Principal repayments on securities held-to-maturity	1,937	2,055
Proceeds from maturities of certificates of deposit	249	1,245
Redemption of Federal Home Loan Bank of New York stock	481	278
Purchases of premises and equipment	(22)	(830)
Net Cash Provided by Investing Activities	4,271	4,753
Cash Flows from Financing Activities:

Net decrease in deposits	(5,635)	(29,641)
Repayment of FHLB of NY advances	(10,000)	(5,000)
Decrease in advance payments by borrowers for taxes and insurance	(927)	(424)
Cash dividends paid	(302)	(519)

Net Cash Used in Financing Activities	(16,864)	(35,584)

Net Decrease in Cash and Cash Equivalents	(10,116)	(30,260)

Cash and Cash Equivalents - Beginning	49,242	82,583

Cash and Cash Equivalents - Ending	$39,126	$52,323

SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid	$4	$2,375
Interest paid	$1,604	$2,097
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Real estate owned transferred to premises and equipment	$—	$620

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2012 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, comprehensive income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2013 and through the date these consolidated financial statements were issued.

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

Residential One-to-Four Family Loans. Residential one-to-four family mortgage loans are secured by the borrower’s personal residence. These loans have varying loan rates, depending on the financial condition of the borrower and the loan to value ratio, and have amortizations up to 30 years. Such loans are considered to have a lower degree of risk when compared to our other loan types.

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

NOTE 1 – BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses (Continued)

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

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of June 30, 2013.

Goodwill

The Company recognized goodwill in connection with the acquisition of its wealth management division in 2007. In the fourth quarter of 2012, the Company performed an impairment test and determined that the fair value of this division was less than its carrying value and, accordingly, recorded an impairment charge of $227,000 in 2012. During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment previously recorded in 2012 was necessary. As a result, an additional impairment charge of $334,000 was recognized during the second quarter of 2013.

The impairment charge was the result of a reduction in expected cash flow from this division resulting from the departure of two employees, one of which had generated significant other commission income from sales of insurance and annuity products. We expect future commission income to decline 50% from prior levels. This decline resulted in a decrease in the value of this division.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and, during the six-month periods ended June 30, 2013 and 2012, had no potentially dilutive common stock equivalents. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2012 and June 30, 2013, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan. As of December 31, 2012, the Company had allocated 155,526 shares to participants, and an additional 25,921 shares had been committed to be released. As of June 30, 2013, the Company had allocated 181,447 shares to participants, and an additional 12,960 shares had been committed to be released.

The Company recognized compensation expense of $39,000 and $37,000 during the three-month periods ended June 30, 2013 and 2012, respectively, and $75,000 and $77,000 during the six-month periods ended June 30, 2013 and 2012, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – Outside Director Retirement Plan (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2013	2012	2013	2012
Service cost	$18	$11	$36	$21
Interest cost	11	15	21	30
Amortization of prior service cost	5	5	11	10
Amortization of actuarial loss	9	—	18	—
Total	$43	$31	$86	$61

This plan is an unfunded, non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The amortization of prior service cost and actuarial loss in the three-month periods ended June 30, 2013 and 2012 and the six-month periods ended June 30, 2013 and 2012 is also reflected in other comprehensive income during those periods.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$71	$2	$—	$73
Federal National Mortgage Association	48	2	—	50
Total	$119	$4	$—	$123

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$7,667	$320	$—	$7,987
Federal Home Loan Mortgage Corporation	251	9	—	260
Federal National Mortgage Association	189	7	—	196
Collateralized mortgage obligations-GSE	1,905	80	—	1,985
Other	1	—	—	1
Total	$10,013	$416	$—	$10,429

NOTE 5 – INVESTMENTS (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$76	$2	$—	$78
Federal National Mortgage Association	49	2	—	51
Total	$125	$4	$—	$129

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$9,044	$442	$—	$9,486
Federal Home Loan Mortgage Corporation	267	9	—	276
Federal National Mortgage Association	215	8	—	223
Collateralized mortgage obligations-GSE	2,460	115	—	2,575
Other	1	—	—	1
Total	$11,987	$574	$—	$12,561

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	June 30, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Due after five but within ten years	$26	$26
Due after ten years	93	97

	$119	$123

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	June 30, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Due after one but within five years	$60	$62
Due after five but within ten years	147	153
Due after ten years	9,806	10,214

	$10,013	$10,429

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

NOTE 6 – FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets and liabilities on a non-recurring basis, such as impaired loans and other real estate owned. U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2013:	(In Thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$73	$—	$73	$—
Federal National Mortgage Association	50	—	50	—
Total	$123	$—	$123	$—
Nonrecurring:
Impaired loans	$16,296	$—	$—	$16,296
Real estate owned	$3,821	$—	$—	$3,821

December 31, 2012:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$78	$—	$78	$—
Federal National Mortgage Association	51	—	51	—
Total	$129	$—	$129	$—
Nonrecurring:
Impaired loans	$10,515	$—	$—	$10,515
Real estate owned	$4,271	$—	$—	$4,271

NOTE 6 – Fair Value DISCLOSURES (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
		Unobservable
(in thousands)	Fair Value Estimate	Valuation Techniques	Input	Range
June 30, 2013:
Impaired loans	$16,296	Appraisal of collateral (1)	Appraisal adjustments (2)	2% to 71%
Real estate owned	$3,821	Appraisal of collateral (1)	Appraisal adjustments (2)	7% to 50%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

	Quantitative Information about Level 3 Fair Value Measurements
		Unobservable
(in thousands)	Fair Value Estimate	Valuation Techniques	Input	Range
December 31, 2012:
Impaired loans	$10,515	Appraisal of collateral (1)	Appraisal adjustments (2)	6.4% to 63%
Real estate owned	$4,271	Appraisal of collateral (1)	Appraisal adjustments (2)	6.8% to 50%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012:

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

NOTE 6 – Fair Value DISCLOSURES (Continued)

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At June 30, 2013 and December 31, 2012, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

NOTE 6 – Fair Value DISCLOSURES (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized below:

			Fair Value at June 30, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$39,126	$39,126	$39,126	$—	$—
Certificates of deposit	150	150	—	150	—
Securities available for sale	123	123	—	123	—
Securities held to maturity	10,013	10,429	—	10,429	—
Loans receivable	332,856	343,944	—	—	343,944
FHLB of New York stock	874	874	—	874	—
Accrued interest receivable	1,064	1,064	—	1,064	—

Financial Liabilities
Deposits, including accrued interest	312,485	315,425	—	315,425	—
FHLB of New York advances	5,000	5,122	—	5,122	—

			Fair Value at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$49,242	$49,242	$49,242	$—	$—
Certificates of deposit	399	399	—	399	—
Securities available for sale	129	129	—	129	—
Securities held to maturity	11,987	12,561	—	12,561	—
Loans receivable	333,787	350,420	—	—	350,420
FHLB of New York stock	1,355	1,355	—	1,355	—
Accrued interest receivable	976	976	—	976	—

Financial Liabilities
Deposits, including accrued interest	318,120	321,236	—	321,236	—
FHLB of New York advances	15,000	15,256	—	15,256	—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2013	December 31, 2012
	(In Thousands)
Residential real estate:
One-to-four family	$7,982	$7,761
Multi-family	172,840	178,644
Mixed use	43,965	41,895
Total residential real estate	224,787	228,300
Non-residential real estate	81,744	82,312
Construction	2,526	841
Commercial and Industrial	27,241	26,274
Consumer	162	77

Total Loans	336,460	337,804

Allowance for loan losses	(4,205)	(4,646)
Deferred loan costs, net	601	629

Net Loans	$332,856	$333,787

The following is an analysis of the allowance for loan losses:

At and for the Six Months Ended June 30, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,216	$996	$—	$434	$—	$4,646
Charge-offs	—	(105)	—	—	—	(105)
Recoveries	23	4	—	—	—	27
Provision	(435)	(26)	75	23	—	(363)
Ending balance	$2,804	$869	$75	$457	$—	$4,205
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,804	$869	$75	$457	$—	$4,205

Loans receivable:
Ending balance	$224,787	$81,744	$2,526	$27,241	$162	$336,460

Ending balance: individually evaluated for impairment	$10,414	$11,041	$—	$1,833	$—	$23,288

Ending balance: collectively evaluated for impairment	$214,373	$70,703	$2,526	$25,408	$162	$313,172

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Three Months Ended June 30, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,261	$984	$—	$461	$—	$4,706
Charge-offs	—	(105)	—	—	—	(105)
Recoveries	23	4	—	—	—	27
Provision	(480)	(14)	75	(4)	—	(423)
Ending balance	$2,804	$869	$75	$457	$—	$4,205

At and for the Six Months Ended June 30, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,781	$1,596	$1,724	$296	$—	$7,397
Charge-offs	(1,173)	(764)	(1,715)	—	—	(3,652)
Recoveries	5	—	—	—	—	5
Provision	68	65	(9)	(7)	—	117
Ending balance	$2,681	$897	$—	$289	$—	$3,867

At and for the Three Months Ended June 30, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,280	$1,855	$1,660	$291	$—	$7,086
Charge-offs	(868)	(764)	(1,704)	—	—	(3,336)
Recoveries	—	—	—	—	—	—
Provision	269	(194)	44	(2)	—	117
Ending balance	$2,681	$897	$—	$289	$—	$3,867

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Year Ended December 31, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,781	$1,596	$1,724	$296	$—	$7,397
Charge-offs	(4,372)	(2,374)	(1,715)	(28)	—	(8,489)
Recoveries	115	—	—	—	—	115
Provision	3,692	1,774	(9)	166	—	5,623
Ending balance	$3,216	$996	$—	$434	$—	$4,646

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$3,216	$996	$—	$434	—	$4,646

Loans receivable:
Ending balance	$228,300	$82,312	$841	$26,274	$77	$337,804
Ending balance: individually evaluated for impairment	$10,272	$8,272	$—	$2,152	$—	$20,696

Ending balance: collectively evaluated for impairment	$218,028	$74,040	$841	$24,122	$77	$317,108

The following is a summary of impaired loans at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate-Multi-family	$10,414	$11,472	$—	$10,272	$11,742	$—
Non-residential real estate	11,041	14,293	—	8,272	11,345	—
Construction	—	—	—	—	—	—
Commercial and Industrial	1,833	1,833	—	2,152	2,179	—
Total	$23,288	$27,598	$—	$20,696	$25,266	$—

Impaired loans with a valuation allowance:
Residential real estate-Multi-family	—	—	—	—	—	—
Non-residential real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

Total impaired loans	$23,288	$27,598	$—	$20,696	$25,266	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Further information pertaining to impaired loans follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate-Multi-family	$10,954	$96	$96	$10,727	$260	$260
Non-residential real estate	11,286	39	39	10,282	39	39
Commercial and Industrial	1,842	20	20	1,945	49	49

Total	$24,082	$155	$155	$22,954	$348	$348

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Residential real estate-Multi-family	$10,245	$74	$10,216	$148
Non-residential real estate	16,112	1,595	16,113	1,636
Commercial and Industrial	1,750	26	1,713	52
Total	$28,107	$1,695	$28,042	$1,836

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of June 30, 2013 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,982	$7,982	$—
Multi-family	—	—	—	—	172,840	172,840	—
Mixed-use	—	—	—	—	43,965	43,965	—
Non-residential real estate	303	—	1,957	2,260	79,484	81,744	—
Construction loans	—	—	—	—	2,526	2,526	—
Commercial and industrial loans	—	—	—	—	27,241	27,241	—
Consumer	—	—	—	—	162	162	—
Total loans	$303	$—	$1,957	$2,260	$334,200	$336,460	$—

Age Analysis of Past Due Loans as of December 31, 2012 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,761	$7,761	$—
Multi-family	—	89	1,266	1,355	177,289	178,644	—
Mixed-use	—	—	—	—	41,895	41,895	—
Non-residential real estate	1,259	—	1,221	2,480	79,832	82,312	—
Construction loans	—	—	—	—	841	841	—
Commercial and industrial loans	—	—	—	—	26,274	26,274	—
Consumer	—	—	—	—	77	77	—
Total loans	$1,259	$89	$2,487	$3,835	$333,969	$337,804	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Quality Indicators as of June 30, 2013 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$220,514	$70,703	$2,526	$25,408	$162	$319,313
Special Mention	2,565	3,219	—	—	—	5,784
Substandard	1,708	7,822	—	1,833	—	11,363
Total	$224,787	$81,744	$2,526	$27,241	$162	$336,460

Credit Quality Indicators as of December 31, 2012 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$221,794	$74,040	$841	$24,122	$77	$320,874
Special Mention	2,553	505	—	—	—	3,058
Substandard	3,953	7,767	—	2,152	—	13,872
Total	$228,300	$82,312	$841	$26,274	$77	$337,804

NOTE 7 - LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of June 30, 2013 and December 31, 2012 (in thousands)

	2013	2012

Residential real estate-Multi-family	$195	$1,477
Non-residential real estate	1,957	2,480
Construction loans	—	—
Total	$2,152	$3,957

The following table shows the breakdown of loans modified for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013			2013
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Real estate loans:
Multi-family	1	$307	$307	1	$307	$307
Non-residential	3	3,253	3,253	3	3,253	3,253
Total	4	$3,560	$3,560	4	$3,560	$3,560

The multi-family mortgage loan had an original interest rate of 6.75% with an amortization of 25 years. We reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

Two non-residential mortgage loans had an original interest rate of 4.00% with an amortization of 25 years. We reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

One non-residential mortgage loan had an original interest rate of 4.00% with an amortization of 30 years. We reduced the interest rate and converted the monthly payments to interest only for nineteen months and then amortizing for 30 years, with a balloon payment after two years from the modification date.

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

As of June 30, 2013, none of the loans that were modified during the previous twelve months had defaulted in the three and six month periods ended June 30, 2013.

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

NOTE 9 – DIVIDEND RESTRICTION

NorthEast Community Bancorp MHC (the “MHC”) held 7,273,750 shares, or 57.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 42.5% of outstanding stock, at June 30, 2013. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the period from November 9, 2012 through November 9, 2013.

The MHC has waived receipt of all past dividends paid by the Company through June 30, 2013, with the exception of the dividend for the quarter ended June 30, 2012. Because the MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012, the MHC received $218,000 in dividends in August 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2013 and December 31, 2012, the aggregate retained earnings restricted for cash dividends waived were $4,801,000 and $4,364,000, respectively.

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

Second Quarter Performance Highlights

The Company’s earnings for the quarter ended June 30, 2013 increased by $116,000 compared to the same period in 2012 primarily due to a decrease in provision for loan losses, partially offset by a decrease in net interest income, a decrease in non-interest income, an increase in non-interest expenses, and an increase in the provision for income taxes. The decrease in provision for loan losses was due to a decrease in the loan portfolio of $931,000, or 0.3%, to $332.9 million at June 30, 2013 from $333.8 million at December 31, 2012 and a decrease in the balance of non-performing loans.

Non-performing loans decreased by $1.8 million, or 54.4%, to $2.2 million as of June 30, 2013 from $4.0 million as of December 31, 2012. Furthermore, non-performing loans decreased by $5.9 million, or 73.4%, to $2.2 million as of June 30, 2013 from $8.1 million as of June 30, 2012. The decrease in non-performing loans from June 30, 2012 to June 30, 2013 was due to the conversion from non-performing to performing status of three mortgage loans totaling $4.6 million, the charge-off of two mortgage loans totaling $1.9 million, and the satisfaction of two mortgage loans totaling $1.1 million, partially offset by the addition of four mortgage loans totaling $1.7 million. We will continue to monitor our loan portfolio closely and adjust the level of allowance for loan losses appropriately as updated information becomes available.

Our interest rate spread improved to 3.92% for the three months ended June 30, 2013 from 3.41% for the three months ended June 30, 2012 and our net interest margin improved to 4.16% for the three months ended June 30, 2013 from 3.65% for the three months ended June 30, 2012.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets decreased by $15.4 million, or 3.5%, to $428.9 million at June 30, 2013 from $444.2 million at December 31, 2012. The decrease in total assets was due to decreases of $10.1 million in cash and cash equivalents, $2.0 million in securities held-to-maturity, $931,000 in loans receivable, net, $828,000 in other assets, $481,000 in Federal Home Loan Bank of New York (“FHLB”) stock, $450,000 in real estate owned, $367,000 in premises and equipment, $334,000 in goodwill, and $249,000 in certificates of deposits at other financial institutions, partially offset by an increase of $319,000 in bank owned life insurance. The decrease in total assets primarily resulted from decreases of $5.6 million in deposits, $10.0 million in FHLB advances, and $926,000 in advance payments by borrowers for taxes and insurance, partially offset by increases of $741,000 in accounts payable and accrued expenses and $460,000 in stockholders’ equity.

Cash and cash equivalents decreased by $10.1 million, or 20.5%, to $39.1 million at June 30, 2013 from $49.2 million at December 31, 2012 due primarily to the above mentioned decreases in deposits, advance payments by borrowers for taxes and insurance, securities held-to-maturity, loans receivable, FHLB stock, and certificates of deposits at other financial institutions, and repayment of FHLB advances.

Securities held-to-maturity decreased by $2.0 million, or 16.5%, to $10.0 million at June 30, 2013 from $12.0 million at December 31, 2012 due primarily to repayments of $2.1 million. Certificates of deposits at other financial institutions decreased by $249,000, or 62.4%, to $150,000 at June 30, 2013 from $399,000 at December 31, 2012 due to the maturity and redemption of a certificate of deposit.

Loans receivable, net, decreased by $931,000, or 0.3%, to $332.9 million at June 30, 2013 from $333.8 million at December 31, 2012 due primarily to loan repayments and charge-offs totaling $26.1 million that exceeded loan originations totaling $25.1 million. FHLB stock decreased by $481,000, or 35.5%, to $874,000 at June 30, 2013 from $1.4 million at December 31, 2012 due primarily to a decrease in the amount of FHLB stock that we are required to hold as a result of decreases in FHLB advances and the mortgage loan portfolio.

Bank owned life insurance increased by $319,000, or 1.6%, to $20.2 million at June 30, 2013 from $19.9 million at December 31, 2012 due to accrued earnings during 2013. Real estate owned decreased by $450,000, or 10.5%, to $3.8 million at June 30, 2013 from $4.3 million at December 31, 2012 due to the sale of a foreclosed property. Premises and equipment decreased by $367,000, or 2.8%, to $12.5 million at June 30, 2013 from $12.9 million at December 31, 2012 due primarily to depreciation. Other assets decreased by $828,000, or 10.6%, to $7.0 million at June 30, 2013 from $7.8 million at December 31, 2012 due to a refund of the FDIC prepaid insurance and reductions in tax accruals and prepaid insurance.

Deposits decreased by $5.6 million, or 1.8%, to $312.5 million at June 30, 2013 from $318.1 million at December 31, 2012. The decrease in deposits was primarily attributable to decreases of $2.0 million in non-interest bearing accounts, $1.6 million in regular savings accounts, $1.1 million in certificates of deposits, and $971,000 in NOW and money market accounts.

Advance payments by borrowers for taxes and insurance decreased by $926,000, or 26.3%, to $2.6 million at June 30, 2013 from $3.5 million at December 31, 2012 due primarily to remittances of taxes for our borrowers.

FHLB advances decreased by $10.0 million, or 66.7%, to $5.0 million at June 30, 2013 from $15.0 million at December 31, 2012 due primarily to the maturity and repayment of certain FHLB advances.

Stockholders’ equity increased by $460,000 to $104.3 million at June 30, 2013, from $103.8 million at December 31, 2012. This increase was primarily the result of comprehensive income of $687,000 and the amortization of $75,000 for the ESOP for the period, partially offset by cash dividends declared of $302,000.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General. Net income increased by $116,000, or 43.8%, to $381,000 for the quarter ended June 30, 2013, from $265,000 for the quarter ended June 30, 2012. The increase was primarily the result of a decrease of $541,000 in provision for loan losses, offset by a decrease of $194,000 in net interest income, a decrease of $151,000 in non-interest income, an increase of $8,000 in non-interest expenses and an increase of $72,000 in the provision for income taxes.

Net Interest Income. Net interest income decreased by $194,000, or 4.6%, to $4.0 million for the three months ended June 30, 2013 from $4.2 million for the three months ended June 30, 2012. The decrease in net interest income resulted primarily from a decrease of $341,000 in interest income that exceeded a decrease of $147,000 in interest expense.

The net interest spread increased by 51 basis points to 3.92% for the three months ended June 30, 2013 from 3.41% for the three months ended June 30, 2012. The net interest margin increased by 51 basis points between these periods from 3.65% for the quarter ended June 30, 2012 to 4.16% for the quarter ended June 30, 2013. The increase in the interest rate spread and the net interest margin in the second quarter of 2013 compared to the same period in 2012 was due to an increase in the yield on our interest-earning assets that exceeded an increase in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets increased by 52 basis points to 4.97% for the three months ended June 30, 2013 from 4.45% for the three months ended June 30, 2012 and the cost of our interest-bearing liabilities increased by 1 basis points to 1.05% for the three months ended June 30, 2013 from 1.04% for the three months ended June 30, 2012. The increase in the yield on our interest-earning assets was due to a decrease in other interest-earning assets, resulting in a shift in the composition of interest-earning assets whereby higher yielding loans receivable represented a larger percentage of total interest-earning assets in the June 30, 2013 quarter compared to the June 30, 2012 quarter. The increase in the yield of our interest-earning assets was also due to a decrease in our non-performing assets by $6.4 million, or 78.8%, to $1.7 million as of June 30, 2013 from $8.1 million as of June 30, 2012. The increase in the cost of our interest-bearing liabilities was due to the offering of competitive interest rates to generate deposits in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012 and, offset by the Company’s decision to reduce our interest rates offered on our deposits during the second quarter of 2013.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$343,487	$4,677	5.45%	$356,024	$4,969	5.58%
Securities (including FHLB stock)	11,720	84	2.87	16,187	126	3.11
Other interest-earning assets	28,476	2	0.03	86,665	9	0.04
Total interest-earning assets	383,683	4,763	4.97	458,876	5,104	4.45
Allowance for loan losses	(4,683)			(6,667)
Non-interest-earning assets	50,110			38,696
Total assets	$429,110			$490,905

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$61,107	$52	0.34%	$112,014	$127	0.45%
Savings and club accounts	82,049	110	0.54	91,808	131	0.57
Certificates of deposit	147,395	568	1.54	137,369	527	1.53
Total interest-bearing deposits	290,551	730	1.00	341,191	785	0.92

Borrowings	5,000	45	3.60	15,000	137	3.65
Total interest-bearing liabilities	295,551	775	1.05	356,191	922	1.04

Noninterest-bearing demand	20,567			18,030
Other liabilities	8,572			8,988
Total liabilities	324,690			383,209

Stockholders’ equity	104,420			107,696
Total liabilities and Stockholders’ equity	$429,110			$490,905
Net interest income		$3,988			$4,182
Interest rate spread			3.92%			3.41%
Net interest margin			4.16%			3.65%
Net interest-earning assets	$88,132			$102,685
Interest-earning assets to interest-bearing liabilities	129.82%			128.83%

Total interest income decreased by $341,000, or 6.7%, to $4.8 million for the three months ended June 30, 2013, from $5.1 million for the three months ended June 30, 2012. Interest income on loans decreased by $292,000, or 5.9%, to $4.7 million for the three months ended June 30, 2013 from $5.0 million for the three months ended June 30, 2012. The decrease was primarily the result of a decrease of 13 basis points in the average yield on loans to 5.45% for the three months ended June 30, 2013 from 5.58% for the three months ended June 30, 2012. The decrease in interest income and the average yield on loans was also due to the pay-off of numerous higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of numerous mortgage loans in our loan portfolio. The decrease in interest income was also due to a decrease of $12.5 million, or 3.5%, in the average balance of the loan portfolio to $343.5 million for the three months ended June 30, 2013 from $356.0 million for the three months ended June 30, 2012 as repayments outpaced originations and charge-offs, net of recoveries.

Interest income on securities decreased by $42,000, or 33.3%, to $84,000 for the three months ended June 30, 2013 from $126,000 for the three months ended June 30, 2012. The decrease was primarily due to a decrease of $4.5 million, or 27.6%, in the average balance of securities to $11.7 million for the three months ended June 30, 2013 from $16.2 million for the three months ended June 30, 2012. The decrease in the average balance was due to the principal repayments on investment securities and a decrease in FHLB New York stock. The decrease in interest income on securities was also due to a decrease of 24 basis points in the average yield on securities to 2.87% for the three months ended June 30, 2013 from 3.11% for the three months ended June 30, 2012. The decline in the yield was also due to the re-pricing of the yield of our adjustable rate investment securities and a decrease in FHLB stock yield from 4.5% at June 30, 2012 to 4.0% at June 30, 2013.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $7,000, or 77.8% to $2,000 for the three months ended June 30, 2013 from $9,000 for the three months ended June 30, 2012. The decrease was primarily due to a decrease of $58.2 million, or 67.1%, in the average balance of interest-earning assets to $28.5 million for the three months ended June 30, 2013 from $86.7 million for the three months ended June 30, 2012. The decrease was also due to a decrease of 1 basis point in the average yield on other interest-earning assets to 0.03% for the three months ended June 30, 2013 from 0.04% for the three months ended June 30, 2012.

The decrease in the average balance of other interest-earning assets was due to decreases in cash and cash equivalents and certificates of deposit at other financial institutions. The decline in the yield was due to the maturity of higher yielding certificates of deposits at other financial institutions.

Total interest expense decreased by $147,000, or 15.9%, to $775,000 for the three months ended June 30, 2013 from $922,000 for the three months ended June 30, 2012. Interest expense on deposits decreased by $55,000, or 7.0%, to $730,000 for the three months ended June 30, 2013 from $785,000 for the three months ended June 30, 2012. The decrease in the interest expense on deposits was a result of our decision to reduce our interest rates offered on our interest-bearing demand deposits and interest-bearing savings and club deposits in order to improve our net interest spread and net interest margin to increase profitability, offset by an increase in the average balance and average interest cost of our certificates of deposit as a result of offering competitive interest rates to generate deposits in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012. This resulted in an increase of 8 basis points in the average interest cost of deposits to 1.00% for the three months ended June 30, 2013 from 0.92% for the three months ended June 30, 2012.

The decrease in interest expense on deposits was also due to a decrease of $50.6 million, or 14.8%, in the average balance of interest-bearing deposits to $290.6 million for the three months ended June 30, 2013 from $341.2 million for the three months ended June 30, 2012. The decrease in the average balance of interest-bearing deposits was due to decreases in the average balance of our interest-bearing demand deposits and interest-bearing savings and club accounts, offset by increases in the average balance of our interest-bearing certificates of deposits. The decrease in the average balances of our interest-bearing demand deposits and interest-bearing savings and club accounts was due to the Company’s decision to reduce our interest rates offered on our deposits. The increase in the average balance of our interest-bearing certificates of deposit was due to offering competitive interest rates in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012.

The interest expense of our interest-bearing demand deposits decreased by $75,000, or 59.1%, to $52,000 for the three months ended June 30, 2013 from $127,000 for the three months ended June 30, 2012. The decrease in interest expense in our interest-bearing demand deposits was due to our decision to reduce our interest rates in interest-bearing demand deposits that resulted in an 11 basis point decrease in the average interest cost to 0.34% for the three months ended June 30, 2013 from 0.45% for the three months ended June 30, 2012. The decrease in interest expense on our interest-bearing demand deposits was also due to a decrease of $50.9 million, or 45.5%, in the average balance of our interest-bearing demand deposits to $61.1 million for the three months ended June 30, 2013 from $112.0 million for the three months ended June 30, 2012.

The interest expense of our interest-bearing savings and club deposits decreased by $21,000, or 16.0%, to $110,000 for the three months ended June 30, 2013 from $131,000 for the three months ended June 30, 2012. The decrease in interest expense in our interest-bearing savings and club deposits resulted from our decision to reduce our interest rates in interest-bearing savings and club deposits that resulted in a 3 basis point decrease in the average interest cost to 0.54% for the three months ended June 30, 2013 from 0.57% for the three months ended June 30, 2012. The decrease in interest expense on our interest-bearing savings and club deposits was also due to a decrease of $9.8 million, or 10.6%, in the average balance of our interest-bearing savings and club deposits to $82.0 million for the three months ended June 30, 2013 from $91.8 million for the three months ended June 30, 2012.

The interest expense of our interest-bearing certificates of deposit increased by $41,000, or 7.8%, to $568,000 for the three months ended June 30, 2013 from $527,000 for the three months ended June 30, 2012. The increase in interest expense in our interest-bearing certificates of deposit was due to offering competitive interest rates in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012. This resulted in an increase of $10.0 million, or 7.3%, in the average balance of our interest-bearing certificates of deposit to $147.4 million for the three months ended June 30, 2013 from $137.4 million for the three months ended June 30, 2012. The increase in interest expense of our interest-bearing certificates of deposit was also due to a 1 basis point increase in the average interest cost to 1.54% for the three months ended June 30, 2013 from 1.53% for the three months ended June 30, 2012.

Interest expense on borrowings decreased by $92,000, or 67.2%, to $45,000 for the three months ended June 30, 2013 from $137,000 for the three months ended June 30, 2012. The decrease was primarily due to a decrease of $10.0 million, or 66.7%, in the average balance of borrowed money to $5.0 million for the three months ended June 30, 2013 from $15.0 million for the three months ended June 30, 2012. The decrease in interest expense on borrowings was also due to a decrease of 5 basis points in the cost of borrowed money to 3.60% for the three months ended June 30, 2013 from 3.65% for the three months ended June 30, 2012 due primarily to the maturity and repayment of higher costing FHLB advances from 2012 to 2013.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$4,706	$7,086
Provision for loan losses	(423)	117
Charge-offs	105	3,336
Recoveries	27	—
Net charge-offs	78	3,336
Allowance at end of period	$4,205	$3,867

Allowance to nonperforming loans	195.40%	47.89%
Allowance to total loans outstanding at the end of the period	1.25%	1.10%
Net charge-offs (recoveries) to average loans outstanding during the period	0.02%	0.94%

The allowance to non-performing loans ratio increased to 195.40% at June 30, 2013 from 47.89% at June 30, 2012 due primarily to the decrease in non-performing loans to $2.2 million at June 30, 2013 from $8.1 million at June 30, 2012 coupled with an increase in the allowance for loan losses. The decrease in non-performing loans was due to the identification, monitoring and resolution of several non-performing loans that were paid-off or became performing as of June 30, 2013.

The allowance for loan losses was $4.21 million at June 30, 2013, $4.65 million at December 31, 2012, and $3.87 million at June 30, 2012. We recorded a credit provision for loan losses of ($423,000) for the three month period ended June 30, 2013 compared to provision for loan losses of $117,000 for the three month period ended June 30, 2012. The reduction in the provision for loan losses was due to a decrease in the loan portfolio of $931,000, or 0.3%, to $332.9 million at June 30, 2013 from $333.8 million at December 31, 2012 and a decrease in the amount of non-performing loans in the loan portfolio.

We charged-off $105,000 against two non-performing non-residential mortgage loans during the three months ended June 30, 2013 compared to charge-offs of $3.3 million against four non-performing multi-family mortgage loans, four non-performing non-residential mortgage loans, and one non-performing construction mortgage loan during the three months ended June 30, 2012. We recorded recoveries of $27,000 during the three months ended June 30, 2013 compared to no recoveries during the three months ended June 30, 2012.

Non-interest Income. Non-interest income decreased by $150,000, or 24.4%, to $466,000 for the three months ended June 30, 2013 from $616,000 for the three months ended June 30, 2012. The decrease was primarily due to a $111,000 decrease in other loan fees and service charges, primarily due to a decrease of $137,000 in mortgage broker fee income, and a $57,000 decrease in fee income generated by our wealth management division, partially offset by a $19,000 increase in earnings on bank owned life insurance.

Non-interest Expense. Non-interest expense increased by $8,000, or 0.2%, to $4.36 million for the three months ended June 30, 2013 from $4.35 million for the three months ended June 30, 2012. The increase resulted primarily from increases of $334,000 in impairment loss on goodwill, $171,000 in real estate owned expenses, $34,000 in occupancy expense, and $2,000 in outside data processing expense, offset by decreases of $234,000 in salaries and employee benefits, $187,000 in other non-interest expense, $62,000 in equipment expense, $35,000 in advertising expense, and $15,000 in FDIC insurance expense.

During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment of $227,000 previously recorded in 2012 was necessary. As a result, an additional impairment charge of $334,000 was recognized during the second quarter of 2013. The goodwill was recorded in connection with the Hayden Financial Group acquisition in 2007. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel. The Company did not have any impairment loss on goodwill in the quarter ended June 30, 2012.

Real estate owned expense increased by $171,000 due to a loss of $51,000 on the sale of a real estate owned and the addition of two foreclosed properties subsequent to June 30, 2012 resulting in an increase in real estate owned to $3.8 million as of June 30, 2013 from no real estate owned as of June 30, 2012.

Occupancy expense increased by $34,000, or 10.9%, to $346,000 in 2013 from $312,000 in 2012 due to the addition of the new Framingham and Quincy, Massachusetts branch offices. Outside data processing expense increased by $2,000, or 0.7%, to $283,000 in 2013 from $281,000 in 2012 due to nominal increases from the Company’s data processing vendors.

Salaries and employee benefits, which represented 45.7% of the Company’s non-interest expense during the quarter ended June 30, 2013, decreased by $234,000, or 10.5%, to $2.0 million in 2013 from $2.2 million in 2012 due to a decrease in the number of full time equivalent employees to 104 at June 30, 2013 from 114 at June 30, 2012. The decrease in full time employees was due to the Company’s efforts to control the increase in salaries and employee benefits by reducing staff in various departments, including the mortgage brokerage department, the wealth management department, and branch operations from June 30, 2012 to June 30, 2013.

Other non-interest expense decreased by $187,000, or 16.1%, to $978,000 in 2013 from $1.2 million in 2012 due mainly to decreases of $103,000 in recruitment expenses related to the hiring of additional personnel in the Company’s Headquarters and Massachusetts locations, $91,000 in directors, officers and employee expenses, $70,000 in legal fees, $17,000 in service contracts, and $4,000 in office supplies and stationery. These decreases were partially offset by increases of $44,000 in audit and accounting fees, $21,000 in director’s compensation, $17,000 in telephone expenses, $8,000 in consulting fees, and $4,000 in insurance expenses.

Equipment expense decreased by $62,000, or 29.2%, to $150,000 in 2013 from $212,000 in 2012 and advertising expense decreased by $35,000, or 63.6%, to $20,000 in 2013 from $55,000 in 2012 due to decreases in the purchases of additional equipment and a decrease in marketing efforts in order to contain expenses. FDIC insurance expense decreased by $15,000, or 15.3%, to $83,000 in 2013 from $98,000 in 2012 due to a decrease in deposits.

Income Taxes. Income tax expense increased by $72,000, or 107.5%, to $139,000 for the three months ended June 30, 2013 from $67,000 for the three months ended June 30, 2012. The increase resulted primarily from a $188,000 increase in pre-tax income in 2013 compared to 2012. The effective tax rate was 26.7% for the three months ended June 30, 2013 and 20.2% for the three months ended June 30, 2012. The increase in the effective tax rate was primarily due to the decreased portion of pre-tax income during 2013 attributed to tax-exempt earnings on bank-owned life insurance.

Comparison of Operating Results For The Six Months Ended June 30, 2013 and 2012

General. Net income increased by $71,000, or 13.7%, to $588,000 for the six months ended June 30, 2013 from $517,000 for the six months ended June 30, 2012. The increase was primarily the result of a decrease of $480,000 in provision for loan losses, offset by a decrease of $141,000 in net interest income, a decrease of $122,000 in non-interest income, an increase of $121,000 in non-interest expenses and an increase of $25,000 in the provision for income taxes.

Net Interest Income. Net interest income decreased by $141,000, or 1.8%, to $7.9 million for the six months ended June 30, 2013 from $8.0 million for the six months ended June 30, 2012. The decrease in net interest income resulted primarily from a decrease of $634,000 in interest income that exceeded a decrease of $493,000 in interest expense.

The net interest spread increased by 60 basis points to 3.82% for the six months ended June 30, 2013 from 3.22% for the six months ended June 30, 2012. The net interest margin increased by 59 basis points between these periods from 3.47% for the six months ended June 30, 2012 to 4.06% for the six months ended June 30, 2013. The increase in the interest rate spread and the net interest margin in the first half of 2013 compared to the same period in 2012 was due to an increase in the yield on our interest-earning assets coupled with a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets increased by 51 basis points to 4.89% for the six months ended June 30, 2013 from 4.38% for the six months ended June 30, 2012 and the cost of our interest-bearing liabilities decreased by 9 basis points to 1.07% for the six months ended June 30, 2013 from 1.16% for the six months ended June 30, 2012. The increase in the yield on our interest-earning assets was due to a decrease in other interest-earning assets, resulting in a shift in the composition of interest-earning assets whereby higher yielding loans receivable represented a larger percentage of total interest-earning assets for the six months ended June 30, 2013 quarter compared to the six months ended June 30, 2012. The increase in the yield of our interest-earning assets was also due to a decrease in our non-performing assets by $6.4 million, or 78.8%, to $1.7 million as of June 30, 2013 from $8.1 million as of June 30, 2012. The decrease in the cost of our interest-bearing liabilities was due to the Company’s decision to reduce interest rates offered on our deposits.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$344,039	$9,323	5.42%	$358,414	$9,861	5.50%
Securities	12,353	183	2.96	16,837	264	3.14
Other interest-earning assets	32,960	6	0.04	88,091	21	0.05
Total interest-earning assets	389,352	9,512	4.89	463,342	10,146	4.38
Allowance for loan losses	(4,504)			(6,940)
Non-interest-earning assets	50,017			37,725
Total assets	$434,865			$494,127

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$61,480	$102	0.33%	$115,640	$378	0.65%
Savings and club accounts	82,642	219	0.53	89,706	329	0.73
Certificates of deposit	147,701	1,137	1.54	139,014	1,110	1.60
Total interest-bearing deposits	291,823	1,458	1.00	344,360	1,817	1.06

Borrowings	8,122	146	3.60	17,044	280	3.29
Total interest-bearing liabilities	299,945	1,604	1.07	361,404	2,097	1.16

Noninterest-bearing demand	22,108			17,268
Other liabilities	7,856			7,874
Total liabilities	329,909			386,546

Stockholders’ equity	104,956			107,581
Total liabilities and Stockholders’ equity	$434,865			$494,127
Net interest income		$7,908			$8,049
Interest rate spread			3.82%			3.22%
Net interest margin			4.06%			3.47%
Net interest-earning assets	$89,407			$101,938
Average interest-earning assets to average interest-bearing liabilities	129.81%			128.21%

Total interest income decreased by $634,000, or 6.2%, to $9.5 million for the six months ended June 30, 2013, from $10.1 million for the six months ended June 30, 2012. Interest income on loans decreased by $538,000, or 5.5%, to $9.3 million for the six months ended June 30, 2013 from $9.9 million for the six months ended June 30, 2012 as a result of a decrease of 8 basis points in the average yield on loans to 5.42% for the six months ended June 30, 2013 from 5.50% for the six months ended June 30, 2012. The decrease in interest income and the average yield on loans was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio. The decrease in interest income was also due to a decrease of $14.4 million, or 4.0%, in the average balance of the loan portfolio to $344.0 million for the six months ended June 30, 2013 from $358.4 million for the six months ended June 30, 2012 as repayments outpaced originations.

Interest income on securities decreased by $81,000, or 30.7%, to $183,000 for the six months ended June 30, 2013 from $264,000 for the six months ended June 30, 2012. The decrease was primarily due to a decrease of $4.5 million, or 26.6%, in the average balance of securities to $12.4 million for the six months ended June 30, 2013 from $16.8 million for the six months ended June 30, 2012. The decrease in the average balance was due to principal repayments on investment securities and a decrease in FHLB New York stock. The decrease in interest income on securities was also due to a decrease of 18 basis points in the average yield on securities to 2.96% for the six months ended June 30, 2013 from 3.14% for the six months ended June 30, 2012. The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities and a decrease in FHLB stock yield from 4.5% at June 30, 2012 to 4.0% at June 30, 2013.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $15,000, or 71.4%, to $6,000 for the six months ended June 30, 2013 from $21,000 for the six months ended June 30, 2012. The decrease was primarily the result of a decrease of $55.1 million, or 62.6%, in the average balance of other interest-earning assets to $33.0 million for the six months ended June 30, 2013 from $88.1 million for the six months ended June 30, 2012. The decrease in the average balance of other interest-earning assets was due to decreases in cash, cash equivalents, and certificates of deposit. The decrease in interest income on other interest-earning assets was also due to a decrease of 1 basis point in the yield to 0.04% for the six months ended June 30, 2013 from 0.05% for the six months ended June 30, 2012. The decline in the yield was due to the maturity of higher yielding certificates of deposits at other financial institutions.

Total interest expense decreased by $493,000, or 23.5%, to $1.6 million for the six months ended June 30, 2013 from $2.1 million for the six months ended June 30, 2012. Interest expense on deposits decreased by $359,000, or 19.8%, to $1.5 million for the six months ended June 30, 2013 from $1.8 million for the six months ended June 30, 2012. During this same period, the average interest cost of deposits decreased by 6 basis points to 1.00% for the six months ended June 30, 2013 from 1.06% for the six months ended June 30, 2012.

The decrease in interest expense on deposits was also due to a decrease of $52.5 million, or 15.3%, in the average balance of interest-bearing deposits to $291.8 million for the six months ended June 30, 2013 from $344.4 million for the six months ended June 30, 2012. The decrease in the average balance of interest-bearing deposits was due to decreases in the average balance of our interest-bearing demand deposits and interest-bearing savings and club accounts, offset by increases in the average balance of our interest-bearing certificates of deposits. The decrease in the average balances of our interest-bearing demand deposits and interest-bearing savings and club accounts was due to the Company’s decision to reduce our interest rates offered on our deposits. The increase in the average balance of our interest-bearing certificates of deposit was due to offering competitive interest rates in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012.

The interest expense of our interest-bearing demand deposits decreased by $276,000, or 73.0%, to $102,000 for the six months ended June 30, 2013 from $378,000 for the six months ended June 30, 2012. The decrease in interest expense in our interest-bearing demand deposits was due to our decision to reduce our interest rates in interest-bearing demand deposits that resulted in a 33 basis point decrease in the average interest cost to 0.33% for the six months ended June 30, 2013 from 0.65% for the six months ended June 30, 2012. The decrease in interest expense on our interest-bearing demand deposits was also due to a decrease of $54.2 million, or 46.8%, in the average balance of our interest-bearing demand deposits to $61.5 million for the six months ended June 30, 2013 from $115.6 million for the six months ended June 30, 2012.

The interest expense of our interest-bearing savings and club deposits decreased by $110,000, or 33.4%, to $219,000 for the six months ended June 30, 2013 from $329,000 for the six months ended June 30, 2012. The decrease in interest expense in our interest-bearing savings and club deposits resulted from our decision to reduce our interest rates in interest-bearing savings and club deposits that resulted in a 20 basis point decrease in the average interest cost to 0.53% for the six months ended June 30, 2013 from 0.73% for the six months ended June 30, 2012. The decrease in interest expense on our interest-bearing savings and club deposits was also due to a decrease of $7.1 million, or 7.9%, in the average balance of our interest-bearing savings and club deposits to $82.6 million for the six months ended June 30, 2013 from $89.7 million for the six months ended June 30, 2012.

The interest expense of our interest-bearing certificates of deposit increased by $27,000, or 2.4%, to $1.14 million for the six months ended June 30, 2013 from $1.11 million for the six months ended June 30, 2012. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $8.7 million, or 6.3%, in the average balance of our interest-bearing certificates of deposit to $147.7 million for the six months ended June 30, 2013 from $139.0 million for the six months ended June 30, 2012, offset by a 6 basis point decrease in the average interest cost to 1.54% for the six months ended June 30, 2013 from 1.60% for the six months ended June 30, 2012. The increase in the average balance of our interest-bearing certificates of deposit was due to offering competitive interest rates in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012. The decrease in the average interest cost was due to our decision to reduce our interest rates in interest-bearing certificates of deposit.

Interest expense on borrowings decreased by $134,000, or 47.9%, to $146,000 for the six months ended June 30, 2013 from $280,000 for the six months ended June 30, 2012. The decrease was primarily due to a decrease of $8.9 million, or 52.4%, in the average balance of borrowed money to $8.1 million for the six months ended June 30, 2013 from $17.0 million for the six months ended June 30, 2012. Offsetting the decrease in interest expense on borrowings was an increase of 31 basis points in the cost of borrowed money to 3.60% for the six months ended June 30, 2013 from 3.29% for the six months ended June 30, 2012 due primarily to the maturity and repayment of lower costing FHLB advances from 2012 to 2013.

Allowance for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$4,646	$7,397
Provision for loan losses	(363)	117
Charge-offs	105	3,652
Recoveries	27	5
Net charge-offs	78	3,647
Allowance at end of period	$4,205	$3,867

We recorded provisions (credit) for loan losses of ($363,000) and $117,000 for the six-month periods ended June 30, 2013 and 2012, respectively. We charged-off $105,000 against two non-performing non-residential mortgage loans during the six months ended June 30, 2013 compared to charge-offs of $3.7 million against six non-performing multi-family mortgage loans, four non-performing non-residential mortgage loans, and one non-performing construction mortgage loan during the six months ended June 30, 2012. We recorded recoveries of $27,000 during the six months ended June 30, 2013 compared to recoveries of $5,000 during the six months ended June 30, 2012.

Non-interest Income. Non-interest income decreased by $122,000, or 10.7%, to $1.0 million for the six months ended June 30, 2013 from $1.1 million for the six months ended June 30, 2012. The decrease was primarily due to an $85,000 decrease in fee income generated by our wealth management division, an $83,000 decrease in other loan fees and service charges, partially offset by a $33,000 increase in earnings on bank owned life insurance and a $4,000 increase in other non-interest income. The decrease in other loan fees and service charges was due to a decrease of $160,000 in mortgage broker fee income, offset by increases of $40,000 in commercial and industrial loan fee income, $24,000 in deposit and ATM fees, and $14,000 in other loan fees.

Non-interest Expense. Non-interest expense increased by $121,000, or 1.4%, to $8.6 million for the six months ended June 30, 2013 from $8.4 million for the six months ended June 30, 2012. The increase resulted primarily from increases of $334,000 in impairment loss on goodwill, $251,000 in real estate owned expenses, $139,000 in occupancy expense, and $45,000 in outside data processing expense, offset by decreases of $420,000 in other non-interest expense, $83,000 in advertising expense, $78,000 in FDIC insurance expense, $40,000 in salaries and employee benefits, and $27,000 in equipment expense.

During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment of $227,000 previously recorded in 2012 was necessary. As a result, an additional impairment charge of $334,000 was recognized for the six months ended June 30, 2013. The goodwill was recorded in connection with the Hayden Financial Group acquisition in 2007. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel. The Company did not have any impairment loss on goodwill for the six months ended June 30, 2012.

Real estate owned expense increased by $251,000 due to a loss of $51,000 on the sale of a real estate owned and the addition of two foreclosed properties subsequent to June 30, 2012 resulting in an increase in real estate owned to $3.8 million as of June 30, 2013 from no real estate owned as of June 30, 2012.

Occupancy expense increased by $139,000, or 23.1%, to $740,000 in 2013 from $601,000 in 2012 due to the addition of the new Framingham and Quincy, Massachusetts branch offices and payment of arrearage cooperative assessments for the 23rd Street, New York branch office. Outside data processing expense increased by $45,000, or 8.7%, to $560,000 in 2013 from $515,000 in 2012 due to the addition of two new branch offices in the latter part of the third quarter of 2012 and additional services provided by the Company’s data processing vendors.

Other non-interest expense decreased by $420,000, or 18.5%, to $1.8 million in 2013 from $2.3 million in 2012 due mainly to decreases of $237,000 in directors, officers and employee expenses, $193,000 in recruitment expenses related to the hiring of additional personnel in the Company’s Headquarters and Massachusetts locations, $38,000 in regulatory assessments, $21,000 in donations, $17,000 in consulting fees, $14,000 in service contracts, and $7,000 in postage expenses, offset by increases of $74,000 in audit and accounting fees, $50,000 in director’s compensation, $29,000 in telephone expenses, and $5,000 in insurance expense.

FDIC insurance expense decreased by $78,000, or 40.8%, to $113,000 in 2013 from $191,000 in 2012 due to a decrease in deposits. Advertising expense decreased by $83,000, or 73.5%, to $30,000 in 2013 from $113,000 in 2012 and equipment expense decreased by $27,000, or 7.5%, to $331,000 in 2013 from $358,000 in 2012 due to efforts to contain cost that resulted in decreases in marketing efforts and decreases in the purchases of additional equipment.

Salaries and employee benefits, which represented 50.7% of the Company’s non-interest expense during the six months ended June 30, 2013, decreased by $40,000, or 0.9%, to $4.34 million in 2013 from $4.38 million in 2012 due to a decrease in the number of full time equivalent employees to 104 at June 30, 2013 from 114 at June 30, 2012, offset by the staffing of the Framingham and Quincy, Massachusetts branch offices that opened during the latter part of the third quarter of 2012. The decrease in full time employees was due to the Company’s efforts to control the increase in salaries and employee benefits by reducing staff in various departments, including the mortgage brokerage department, the wealth management department, and branch operations from June 30, 2012 to June 30, 2013.

Income Taxes. Income tax expense increased by $25,000, or 18.8%, to $158,000 for the six months ended June 30, 2013 from $133,000 for the six months ended June 30, 2012. The increase resulted primarily from a $96,000 increase in pre-tax income in 2013 compared to 2012. The effective tax rate was 21.2% for the six months ended June 30, 2013 and 20.5% for the six months ended June 30, 2012. The increase in the effective tax rate was primarily due to the decreased portion of pre-tax income during 2013 attributed to tax-exempt earnings on bank-owned life insurance.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At June 30, 2013	At December 31, 2012
	(Dollars in thousands)

Non-accrual loans	$2,152	$3,957
Loans past due 90 days or more and accruing	—	—
Total nonaccrual and 90 days or more past due loans	2,152	3,957
Other non-performing loans	—	—
Total non-performing loans	2,152	3,957
Real estate owned	3,821	4,271
Total non-performing assets	5,973	8,228

Accruing troubled debt restructurings	15,826	12,236
Nonaccrual troubled debt restructurings	1,230	1,197
Total troubled debt restructurings	17,056	13,433
Less nonaccrual troubled debt restructurings in total nonaccrual loans	1,230	1,197

Total troubled debt restructurings and non-performing assets	$21,799	$20,464

Total non-performing loans to total loans	0.64%	1.17%
Total non-performing assets to total assets	1.39%	1.85%
Total non-performing assets and troubled debt restructurings to total assets	4.99%	4.61%

The non-accrual loans at June 30, 2013 consisted of five loans in the aggregate – two multi-family mortgage loans and three non-residential mortgage loans.

Non-performing loans decreased by $1.8 million, or 45.6%, to $2.2 million at June 30, 2013 from $4.0 million at December 31, 2012. The decrease in non-performing loans was due to the satisfaction of two non-accrual mortgage loans totaling $196,000 and the conversion from non-performing to performing status of four mortgage loans totaling $1.8 million, partially offset by the addition of two mortgage loans totaling $195,000.

The non-accrual non-residential mortgage loans, net of charge-offs of $1.0 million, totaled $2.0 million at June 30, 2013 consisted primarily of the following mortgage loans:

(1)	An outstanding balance of $792,000, net of a charge-off of $371,000, secured by a gasoline service station and car wash. The loan is classified as substandard. A foreclosure action is proceeding and we are evaluating the options available to us.

(2)	An outstanding balance of $727,000, net of a charge-off of $234,000, secured by a medical office building. We classified this loan as substandard. The Company has commenced a foreclosure action and the Court has appointed a receiver who is collecting rent and managing the building. We are evaluating the options available to us.

Based on current appraisals and/or fair value analyses of these properties, the Company does not anticipate any losses beyond the amounts already charged off.

At June 30, 2013, we owned one foreclosed property with a net balance of $3.8 million consisting of an office building located in New Jersey. The Company’s managing agent is operating and marketing the building.

TROUBLED DEBT RESTRUCTURED LOANS

There were four loans modified during the three and six months ended June 30, 2013.

The multi-family mortgage loan had an original interest rate of 6.75% with an amortization of 25 years. We reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

Two non-residential mortgage loans had an original interest rate of 4.00% with an amortization of 25 years. We reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

One non-residential mortgage loan had an original interest rate of 4.00% with an amortization of 30 years. We reduced the interest rate and converted the monthly payments to interest only for nineteen months and then amortizing for 30 years, with a balloon payment after two years from the modification date.

As of June 30, 2013, none of the loans that were modified during the previous twelve months had defaulted in the three and six month periods ended June 30, 2013.

The following tables show the activity in troubled debt restructured loans for the period indicated:

	Residential Real Estate	Nonresidential Real Estate	Construction	Commercial and Industrial	Consumer	Total

Balance at December 31, 2012	$6,444	$6,989	$—	$—	$—	$13,433
Additions	307	3,333	—	—	—	3,640
Repayments	(17)	—	—	—	—	(17)
Balance - June 30, 2013	$6,734	$10,322	$—	$—	$—	$17,056
Related allowance	$—	$—	$—	$—	$—	$—

There were no charge offs of loans classified as troubled debt restructurings in the three and six months ended June 30, 2013.

Additions for the period consist of the aforementioned four mortgage loans that were modified, real estate taxes and similar items paid to protect the collateral position of the Company.

The following tables show the activity in troubled debt restructured loans for the period indicated:

	Residential Real Estate	Nonresidential Real Estate	Construction	Commercial and Industrial	Consumer	Total

Balance at December 31, 2011	$9,886	$5,587	$—	$—	$—	$15,473
Additions	1,243	10,597	—	—	—	11,840
Repayments	(2,746)	(4,637)	—	—	—	(7,383)
Balance - June 30, 2012	$8,383	$11,547	$—	$—	$—	$19,930
Related allowance	$—	$—	$—	$—	$—	$—

There were charge offs of $1.8 million against loans classified as troubled debt restructurings in the three and six months ended June 30, 2012.

Additions for the period consist of four non-residential mortgage loans and one residential mortgage loans that were modified, real estate taxes and similar items paid to protect the collateral position of the Company.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $39.1 million at June 30, 2013 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. The Company can also borrow an additional $97.1 million from the FHLB of New York to provide additional liquidity.

At June 30, 2013, we had $49.0 million in loan commitments outstanding, consisting of $25.7 million in unused commercial and industrial loan lines of credit, $12.9 million of real estate loan commitments, $6.7 million in unused real estate equity lines of credit, $3.6 million in unused loans in process, and $139,000 in consumer lines of credit. Certificates of deposit due within one year of June 30, 2013 totaled $65.1 million. This represented 44.7% of certificates of deposit at June 30, 2013. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At June 30, 2013, we had the ability to borrow $97.1 million, net of $5.0 million in outstanding advances, from the FHLB of New York. At June 30, 2013, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At June 30, 2013, the Company had liquid assets of $13.9 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three and six months ended June 30, 2013 and the year ended December 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Operating Officer, Interim Chief Financial Officer, Chief Retail Banking Officer, Chief Lending Officer – New England Region, and Chief Lending Officer – Mid-Atlantic Region, whose function is to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The following table presents the change in our net portfolio value at June 30, 2013 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$108,920	$(12,065)	(10.0)%	26.09%	(119) bp
200	112,791	(8,194)	(6.8)%	26.53%	(75) bp
100	117,343	(3,642)	(3.0)%	27.02%	(26) bp
0	120,985		—	27.28%
(100)	125,272	4,287	3.5%	27.73%	45 bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, the MHC and each of the directors of the Company and the MHC. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC. As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. A motion to dismiss the Complaint was filed on December 14, 2011. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012 Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second step conversion. Stilwell asserted claims against the MHC, as majority shareholder of the Company, for breach of fiduciary duty and for aiding and abetting the directors’ alleged breach of fiduciary duty. The Company filed a motion to dismiss on February 1, 2013. Stilwell filed his opposition on March 8, 2013, and the Company filed its reply brief on March 29, 2013. The Court held a hearing on the motion on June 12, 2013. It is anticipated that the Court will rule on the motion in the next several months.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

_____________________________

* Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: August 14, 2013	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Date: August 14, 2013	By:	/s/ Donald S. Hom
Donald S. Hom
Senior Vice President and Interim Chief Financial Officer

