Form 10-Q
period 2013-09-30
NORTHEAST COMMUNITY BANCORP INC
filed 2013-11-14
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2013, there were 12,644,752 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	September 30,	December 31,
	2013	2012
	(In thousands,
	except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,530	$2,821
Interest-bearing deposits	28,071	46,421
Cash and cash equivalents	30,601	49,242

Certificates of deposit	1,146	399
Securities available-for-sale	116	129
Securities held-to-maturity (fair value of $9,374 and $12,561, respectively)	9,040	11,987
Loans receivable, net of allowance for loan losses of $4,014	345,499	333,787
and $4,646, respectively
Premises and equipment, net	12,381	12,898
Federal Home Loan Bank of New York stock, at cost	874	1,355
Bank owned life insurance	20,332	19,852
Accrued interest receivable	1,092	976
Goodwill	749	1,083
Intangible assets	360	406
Other real estate owned	3,821	4,271
Other assets	7,108	7,839
Total assets	$433,119	$444,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$21,798	$22,932
Interest bearing	294,158	295,188
Total deposits	315,956	318,120

Advance payments by borrowers for taxes and insurance	3,881	3,516
Federal Home Loan Bank advances	5,000	15,000
Accounts payable and accrued expenses	3,650	3,739
Total liabilities	328,487	340,375
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value;
19,000,000 shares authorized; 13,225,000 shares issued;
12,644,752 shares outstanding at September 30, 2013 and December 31, 2012	132	132
Additional paid-in capital	57,101	57,178
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,175)	(3,370)
Retained earnings	54,409	53,893
Treasury stock – at cost, 580,248 shares	(3,712)	(3,712)
Accumulated other comprehensive loss	(123)	(272)
Total stockholders’ equity	104,632	103,849
Total liabilities and stockholders’ equity	$433,119	$444,224

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
INTEREST INCOME:
Loans	$4,304	$4,817	$13,627	$14,678
Interest-earning deposits	3	7	9	29
Securities – taxable	72	116	255	379

Total Interest Income	4,379	4,940	13,891	15,086
INTEREST EXPENSE:
Deposits	749	634	2,207	2,451
Borrowings	46	139	192	419
Total Interest Expense	795	773	2,399	2,870
Net Interest Income	3,584	4,167	11,492	12,216
PROVISION (CREDIT) FOR LOAN LOSSES	(191)	1,912	(554)	2,029
Net Interest Income after Provision
(Credit) for Loan Losses	3,775	2,255	12,046	10,187
NON-INTEREST INCOME:
Other loan fees and service charges	122	293	462	716
Gain (loss) on disposition of equipment	—	—	—	(9)
Earnings on bank owned life insurance	162	163	481	448
Investment advisory fees	183	242	537	681
Other	5	4	15	10
Total Non-Interest Income	472	702	1,495	1,846
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,862	2,554	6,197	6,928
Occupancy expense	352	375	1,092	983
Equipment	138	219	469	577
Outside data processing	229	265	789	780
Advertising	13	81	43	194
Impairment loss on goodwill	—	—	334	—
Other real estate owned expense	59	—	318	—
FDIC insurance premiums	155	91	268	283
Other	914	1,219	2,760	3,485
Total Non-Interest Expenses	3,722	4,804	12,270	13,230
Income (Loss) before Provision for
Income Taxes	525	(1,847)	1,271	(1,197)
PROVISION (BENEFIT) FOR INCOME TAXES	144	(847)	302	(714)
Net Income (Loss)	$381	$(1,000)	$969	$(483)
Net Income (Loss) per Common Share
– Basic	$0.03	$(0.08)	$0.08	$(0.04)
Weighted Average Number of Common
Shares Outstanding – Basic	12,324	12,298	12,318	12,292
Dividends Declared per Common Share	$0.03	$—	$0.09	$0.06

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	(In thousands)

	2013	2012	2013	2012
Net income (loss)	$381	$(1,000)	$969	$(483)
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated
other comprehensive loss:
Amortization of prior service cost (1)	5	5	15	16
Amortization of actuarial loss (1)	9	—	27	—
Actuarial gains (losses) arising during period	69	(111)	207	(228)
Total	83	(106)	249	(212)
Income tax effect (2)	(33)	43	(100)	86
Total other comprehensive income (loss)	50	(63)	149	(126)

Total comprehensive income (loss)	$431	$(1,063)	$1,118	$(609)

(1)	Amounts are included in salaries and employees benefits in the unaudited consolidated statements of income (loss) as part of net periodic pension cost. See note 4 for further information.

(2)	Amounts are included in provision (benefit) for income taxes in the unaudited consolidated statements of income (loss).

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2013 and 2012 (in thousands)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2011	$132	$57,292	$(3,629)	$57,076	$(3,712)	$(94)	$107,065
Net loss	—	—	—	(483)	—	—	(483)
Other comprehensive loss	—	—	—	—	—	(126)	(126)
Cash dividend declared ($.06 per share)	—	—	—	(518)	—	—	(518)
ESOP shares earned	—	(83)	194	—	—	—	111
Balance – September 30, 2012	$132	$57,209	$(3,435)	$56,075	$(3,712)	$(220)	$106,049

Balance at December 31, 2012	$132	$57,178	$(3,370)	$53,893	$(3,712)	$(272)	$103,849
Net income	—	—	—	969	—	—	969
Other comprehensive income	—	—	—	—	—	149	149
Cash dividend declared ($.09 per share)	—	—	—	(453)	—	—	(453)
ESOP shares earned	—	(77)	195	—	—	—	118
Balance – September 30, 2013	$132	$57,101	$(3,175)	$54,409	$(3,712)	$(123)	$104,632

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$969	$(483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	55	33
Provision (credit) for loan losses	(554)	2,029
Depreciation	572	497
Net amortization of deferred loan fees and costs	114	147
Amortization of intangible assets	46	20
Deferred income tax expense	78	529
Impairment loss on goodwill	334	—
Loss on sale of other real estate owned	51	—
Loss on disposal of equipment	—	9
Earnings on bank owned life insurance	(481)	(448)
ESOP compensation expense	118	111
(Increase) decrease in accrued interest receivable	(116)	537
Increase (decrease) in other assets	553	(1,006)
(Decrease) increase in accounts payable and accrued expenses	161	(1,833)
Net Cash Provided by Operating Activities	1,900	142
Cash Flows from Investing Activities:
Net (increase) decrease in loans	(11,272)	7,211
Proceeds from sale of other real estate owned	399	—
Principal repayments on securities available-for-sale	13	17
Principal repayments on securities held-to-maturity	2,892	3,007
Proceeds from maturities of certificates of deposit	249	1,992
Purchases of certificates of deposit	(996)	—
Redemption of Federal Home Loan Bank of New York stock	481	278
Purchases of bank owned life insurance	—	(2,500)
Purchases of premises and equipment	(55)	(3,935)
Net Cash (Used In) Provided by Investing Activities	(8,289)	6,070
Cash Flows from Financing Activities:
Net decrease in deposits	(2,164)	(34,637)
Repayment of FHLB of NY advances	(10,000)	(5,000)
Increase in advance payments by borrowers for taxes and insurance	365	661
Cash dividends paid	(453)	(518)
Net Cash Used in Financing Activities	(12,252)	(39,494)
Net Decrease in Cash and Cash Equivalents	(18,641)	(33,282)
Cash and Cash Equivalents - Beginning	49,242	82,583
Cash and Cash Equivalents - Ending	$30,601	$49,301
SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid	$104	$2,375
Interest paid	$2,399	$2,870
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Real estate owned transferred to premises and equipment	$—	$620

See Notes to Unaudited Consolidated Financial Statements

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2012 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. That data, along with the interim financial information presented in the unaudited consolidated statements of financial condition, income, comprehensive income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after September 30, 2013 and through the date these consolidated financial statements were issued.

Loans

Loans are stated at unpaid principal balances plus net deferred loan origination costs less an allowance for loan losses. Interest on loans receivable is recorded on the accrual basis. An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured and in the process of collection. When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income. Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income. Interest on loans that have been restructured is accrued according to the renegotiated terms, unless on non-accrual. Net loan origination fees and costs are deferred and amortized into income over the contractual lives of the related loans by use of the level yield method. Past due status of loans is based upon the contractual due date.

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, a specific allowance is established or a partial charge-off is taken when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

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

Allowance for Loan Losses (Continued)

The allowance for loan losses calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, residential and consumer loans. Credit quality risk ratings include regulatory classifications of pass, special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.

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

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of September 30, 2013.

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

The impairment charges were the result of a reduction in expected cash flow from this division resulting from the departure of two employees, one of which had generated significant other commission income from sales of insurance and annuity products. We expect future commission income to decline 50% from prior levels. This decline resulted in a decrease in the value of this division.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and, during the nine-month periods ended September 30, 2013 and 2012, had no potentially dilutive common stock equivalents. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2012 and September 30, 2013, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan. As of December 31, 2012, the Company had allocated 155,526 shares to participants, and an additional 25,921 shares had been committed to be released. As of September 30, 2013, the Company had allocated 181,447 shares to participants, and an additional 19,441 shares had been committed to be released.

The Company recognized compensation expense of $43,000 and $35,000 during the three-month periods ended September 30, 2013 and 2012, respectively, and $118,000 and $111,000 during the nine-month periods ended September 30, 2013 and 2012, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – Outside Director Retirement Plan (“DRP”)

Periodic expenses for the Company’s DRP were as follows:

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	(In thousands)

	2013	2012	2013	2012
Service cost	$18	$12	$55	$38
Interest cost	11	13	31	38
Amortization of prior service cost	5	5	15	15
Amortization of actuarial loss	9	—	27	—
Total	$43	$30	$128	$91

This plan is an unfunded, non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The amortization of prior service cost and actuarial loss in the three-month periods ended September 30, 2013 and 2012 and the nine-month periods ended September 30, 2013 and 2012 is also reflected in other comprehensive income (loss) during those periods.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2013
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$65	$2	$—	$67
Federal National Mortgage Association	47	2	—	49
Total	$112	$4	$—	$116

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$6,901	$241	$—	$7,142
Federal Home Loan Mortgage Corporation	244	7	—	251
Federal National Mortgage Association	172	7	—	179
Collateralized mortgage obligations-GSE	1,722	79	—	1,801
Other	1	—	—	1
Total	$9,040	$334	$—	$9,374
10

NOTE 5 – INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2012
Securities available for sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$76	$2	$—	$78
Federal National Mortgage Association	49	2	—	51
Total	$125	$4	$—	$129

Securities held to maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$9,044	$442	$—	$9,486
Federal Home Loan Mortgage Corporation	267	9	—	276
Federal National Mortgage Association	215	8	—	223
Collateralized mortgage obligations-GSE	2,460	115	—	2,575
Other	1	—	—	1
Total	$11,987	$574	$—	$12,561

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	September 30, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Due after five but within ten years	$25	$25
Due after ten years	87	91

Total	$112	$116

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	September 30, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Due after one but within five years	$70	$72
Due after five but within ten years	126	131
Due after ten years	8,844	9,171

Total	$9,040	$9,374

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant
		in Active	Other	(Level 3)
		Markets for	Observable	Significant
Description	Total	Identical Assets	Inputs	Unobservable Inputs
September 30, 2013:	(In Thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$67	$—	$67	$—
Federal National Mortgage Association	49	—	49	—
Total	$116	$—	116	$—
Nonrecurring:
Impaired loans	$16,353	$—	$—	$16,353

December 31, 2012:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$78	$—	78	$—
Federal National Mortgage Association	51	—	51	—
Total	$129	$—	129	$—
Nonrecurring:
Impaired loans	$10,515	$—	$—	$10,515
Real estate owned	$4,271	$—	$—	$4,271

NOTE 6 – Fair Value DISCLOSURES (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
		Unobservable
(in thousands)	Fair Value Estimate	Valuation Techniques	Input	Weighted Average Rate
September 30, 2013:
Impaired loans	$16,353	Appraisal of collateral (1)	Appraisal adjustments (2)	7.73%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

	Quantitative Information about Level 3 Fair Value Measurements
		Unobservable
(in thousands)	Fair Value Estimate	Valuation Techniques	Input	Weighted Average Rate
December 31, 2012:
Impaired loans	$10,515	Appraisal of collateral (1)	Appraisal adjustments (2)	7.80%

Real estate owned	$4,271	Appraisal of collateral (1)	Appraisal adjustments (2)	8.50%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012:

Cash and Cash Equivalents, Certificates of Deposit and Accrued Interest Receivable and Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

NOTE 6 – Fair Value DISCLOSURES (Continued)

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

FHLB of New York Stock

The carrying amount of the FHLB of New York stock approximates its fair value, and considers the limited marketability of this security.

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At September 30, 2013 and December 31, 2012, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

NOTE 6 – Fair Value DISCLOSURES (Continued)

The carrying amounts and fair values of the Company’s financial instruments are summarized below:

			Fair Value at
			September 30, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$30,601	$30,601	$30,601	$—	$—
Certificates of deposit	1,146	1,146	—	1,146	—
Securities available for sale	116	116	—	116	—
Securities held to maturity	9,040	9,374	—	9,374	—
Loans receivable	345,499	354,739	—	—	354,739
FHLB of New York stock	874	874	—	874	—
Accrued interest receivable	1,092	1,092	—	1,092	—

Financial Liabilities
Deposits	315,956	318,628	—	318,628	—
FHLB of New York advances	5,000	5,088	—	5,088	—
Accrued interest payable	3,650	3,650	—	3,650	—

			Fair Value at
			December 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$49,242	$49,242	$49,242	$—	$—
Certificates of deposit	399	399	—	399	—
Securities available for sale	129	129	—	129	—
Securities held to maturity	11,987	12,561	—	12,561	—
Loans receivable	333,787	350,420	—	—	350,420
FHLB of New York stock	1,355	1,355	—	1,355	—
Accrued interest receivable	976	976	—	976	—

Financial Liabilities
Deposits	318,120	321,236	—	321,236	—
FHLB of New York advances	15,000	15,256	—	15,256	—
Accrued interest payable	3,739	3,739	—	3,739	—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
	2013	2012
	(In Thousands)
Residential real estate:
One-to-four family	$9,047	$7,761
Multi-family	180,305	178,644
Mixed use	46,583	41,895
Total residential real estate	235,935	228,300
Non-residential real estate	82,875	82,312
Construction	4,635	841
Commercial and Industrial	25,294	26,274
Consumer	159	77

Total Loans	348,898	337,804

Allowance for loan losses	(4,014)	(4,646)
Deferred loan costs, net	615	629

Net Loans	$345,499	$333,787

The following is an analysis of the allowance for loan losses:

At and for the Nine Months Ended September 30, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	3,216	996	—	434	—	4,646
Charge-offs	—	(105)	—	—	—	(105)
Recoveries	23	4	—	—	—	27
Provision (credit)	(672)	66	118	(66)	—	(554)
Ending balance	$2,567	$961	$118	$368	$—	$4,014
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,567	$961	$118	$368	$—	$4,014

Loans receivable:
Ending balance	$235,935	$82,875	$4,635	$25,294	$159	$348,898

Ending balance: individually evaluated for impairment	$6,726	$11,409	$—	$—	$—	$18,135

Ending balance: collectively evaluated for impairment	$229,209	$71,466	$4,635	$25,294	$159	$330,763

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

For the Three Months Ended September 30, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,804	$869	$75	$457	$—	$4,205
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision (credit)	(237)	92	43	(89)	—	(191)
Ending balance	$2,567	$961	$118	$368	$—	$4,014

For the Nine Months Ended September 30, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,781	$1,596	$1,724	$296	$—	$7,397
Charge-offs	(1,258)	(764)	(1,715)	—	—	(3,737)
Recoveries	16	—	—	—	—	16
Provision	1,573	466	(9)	(1)	—	2,029
Ending balance	$4,112	$1,298	$—	$295	$—	$5,705

For the Three Months Ended September 30, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,681	$897	$—	$289	$—	$3,867
Charge-offs	(85)	—	—	—	—	(85)
Recoveries	11	—	—	—	—	11
Provision	1,505	401	—	6	—	1,912
Ending balance	$4,112	$1,298	$—	$295	$—	$5,705

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Year Ended December 31, 2012 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending balance - Total	$3,216	$996	$—	$434	$—	$4,646

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$3,216	$996	$—	$434	$—	$4,646

Loans receivable:
Ending balance - Total	$228,300	$82,312	$841	$26,274	$77	$337,804

Ending balance: individually evaluated for impairment	$10,272	$8,272	$—	$2,152	$—	$20,696

Ending balance: collectively evaluated for impairment	$218,028	$74,040	$841	$24,122	$77	$317,108

The following is a summary of impaired loans at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate-Multi-family	$6,725	$7,355	$—	$10,272	$11,742	$—
Non-residential real estate	11,410	14,587	—	8,272	11,345	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	2,152	2,179	—
Subtotal	$18,135	$21,942	$—	$20,696	$25,266	$—

Impaired loans with a valuation allowance:
Residential real estate-Multi-family	—	—	—	—	—	—
Non-residential real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$—

Total impaired loans	$18,135	$21,942	$—	$20,696	$25,266	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Further information pertaining to impaired loans follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis

	(In thousands)

Residential real estate-Multi-family	$8,570	$62	$62	$9,726	$322	$322
Non-residential real estate	11,226	21	21	10,564	66	66
Commercial and industrial	916	—	—	1,459	49	49

Total	$20,712	$83	$83	$21,749	$437	$437

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)

Residential real estate-Multi-family	$9,804	$164	$9,756	$295
Non-residential real estate	13,479	15	13,476	1,370
Commercial and industrial	1,750	26	1,713	79
Total	$25,033	$205	$24,945	$1,744

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of September 30, 2013 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$9,047	$9,047	$—
Multi-family	—	—	—	—	180,305	180,305	—
Mixed-use	—	—	—	—	46,583	46,583	—
Non-residential real estate	—	—	2,310	2,310	80,565	82,875	—
Construction loans	—	—	—	—	4,635	4,635	—
Commercial and industrial loans	—	—	—	—	25,294	25,294	—
Consumer	—	—	—	—	159	159	—
Total loans	$—	$—	$2,310	$2,310	$346,588	$348,898	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Age Analysis of Past Due Loans as of December 31, 2012 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,761	$7,761	$—
Multi-family	—	89	1,266	1,355	177,289	178,644	—
Mixed-use	—	—	—	—	41,895	41,895	—
Non-residential real estate	1,259	—	1,221	2,480	79,832	82,312	—
Construction loans	—	—	—	—	841	841	—
Commercial and industrial loans	—	—	—	—	26,274	26,274	—
Consumer	—	—	—	—	77	77	—
Total loans	$1,259	$89	$2,487	$3,835	$333,969	$337,804	$—

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Quality Indicators as of September 30, 2013 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$235,935	$74,662	$4,635	$19,710	$159	$335,101
Special Mention	—	—	—	5,584	—	5,584
Substandard	—	8,213	—	—	—	8,213
Total	$235,935	$82,875	$4,635	$25,294	$159	$348,898

Credit Quality Indicators as of December 31, 2012 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$221,794	$74,040	$841	$24,122	$77	$320,874
Special Mention	2,553	505	—	—	—	3,058
Substandard	3,953	7,767	—	2,152	—	13,872
Total	$228,300	$82,312	$841	$26,274	$77	$337,804

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Loans Receivable on Nonaccrual Status as of September 30, 2013 and December 31, 2012 (in thousands)

	2013	2012

Residential real estate-Multi-family	$—	$1,477
Non-residential real estate	2,310	2,480
Total	$2,310	$3,957

The following table shows the breakdown of loans modified for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013			2013
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Real estate loans:
Multi-family	0	$—	$—	1	$307	$307
Non-residential	0	—	—	3	3,253	3,253
Total	0	$—	$—	4	$3,560	$3,560

The multi-family mortgage loan had an original interest rate of 6.75% with an amortization of 25 years. The Company reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

Two non-residential mortgage loans had an original interest rate of 4.00% with an amortization of 25 years. The Company reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

One non-residential mortgage loan had an original interest rate of 4.00% with an amortization of 30 years. The Company reduced the interest rate and converted the monthly payments to interest only for nineteen months and then amortizing for 30 years, with a balloon payment after two years from the modification date.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012			2012
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Real estate:
Multi-family	0	$—	$—	2	$1,900	$1,900
Non-residential	0	—	—	4	10,500	10,500
Total	0	$—	$—	6	$12,400	$12,400

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

As of September 30, 2013, none of the loans that were modified during the previous twelve months had defaulted in the three and nine month periods ended September 30, 2013.

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

This ASU is effective for impairment tests performed during fiscal years beginning after September 15, 2012, and may be early adopted if the entity’s financial statements for the most recent fiscal or interim period have not yet been issued. The Company adopted this guidance effective January 1, 2013. The adoption had no material effect on the Company’s financial statements.

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

The provisions of this ASU are effective for public entities prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The adoption had no material effect on the Company’s financial statements.

NOTE 9 – DIVIDEND RESTRICTION

NorthEast Community Bancorp MHC (the “MHC”) held 7,273,750 shares, or 57.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 42.5% of outstanding stock, at September 30, 2013. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the period from November 9, 2012 through November 9, 2013.

The MHC has waived receipt of all past dividends paid by the Company through September 30, 2013, with the exception of the dividend for the quarter ended June 30, 2012. Because the MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012, the MHC received $218,000 in dividends in August 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of September 30, 2013 and December 31, 2012, the aggregate retained earnings restricted for cash dividends waived were $5,019,000 and $4,364,000, respectively.

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

Intangibles – Goodwill and Other. Accounting Standard Codification (ASC) Topic 350, Intangibles – Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Company recorded goodwill of $1.3 million in connection with the Hayden Financial Group acquisition in 2007. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over the estimated useful lives of ten years.

The Company identified an impairment on its outstanding goodwill as a result of its most recent testing conducted in December 2012. As a result, the Company recorded an impairment charge of $227,000 in 2012. During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment of $227,000 previously recorded in 2012 was necessary. As a result, the Company recognized an additional impairment charge of $334,000 during the second quarter of 2013. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.

Third Quarter Performance Highlights

The Company’s earnings for the quarter ended September 30, 2013 increased by $1.4 million compared to the same period in 2012 primarily due to a credit to the allowance for loan losses in the 2013 period and a decrease in non-interest expenses, partially offset by a decrease in net interest income, a decrease in non-interest income, and an increase in the provision (benefit) for income taxes. The credit to the allowance for loan losses in 2013 was due to a decrease in the balance of non-performing loans.

Non-performing loans decreased by $1.7 million, or 41.6%, to $2.3 million as of September 30, 2013 from $4.0 million as of December 31, 2012. The decrease in non-performing loans was due to the identification, monitoring, and resolution of several non-performing loans that were paid-off or became performing as of, or prior to, September 30, 2013. We will continue to monitor our loan portfolio closely and adjust the level of allowance for loan losses appropriately as updated information becomes available.

The decrease in non-interest expense was due primarily to a decrease in expenses related to salaries and employee benefits in 2013 as the Company continues its efforts to control such expenses by reducing staff in various departments, including the mortgage brokerage department, the wealth management department, and branch operations.

Our interest rate spread decreased to 3.45% for the three months ended September 30, 2013 from 3.93% for the three months ended September 30, 2012 and our net interest margin decreased to 3.69% for the three months ended September 30, 2013 from 4.17% for the three months ended September 30, 2012.

Due to market conditions, we discontinued purchasing participation interests in construction loans in 2009. In 2012, we commenced originating construction loans secured by multi-family or non-residential properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers. Recently, we have expanded our construction lending department and currently expect that our origination of construction loans for multi-family, mixed-use and non-residential buildings will increase.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets decreased by $11.1 million, or 2.5%, to $433.1 million at September 30, 2013 from $444.2 million at December 31, 2012. The decrease in total assets was due to decreases of $18.6 million in cash and cash equivalents, $2.9 million in securities held-to-maturity, $731,000 in other assets, $481,000 in Federal Home Loan Bank of New York (“FHLB”) stock, $450,000 in other real estate owned, $517,000 in premises and equipment, and $334,000 in goodwill, partially offset by increases of $11.7 million in loans receivable, net, $747,000 in certificates of deposits at other financial institutions, $480,000 in bank owned life insurance, and $116,000 in accrued interest receivable. The decrease in total liabilities primarily resulted from decreases of $10.0 million in FHLB advances and $2.2 million in deposits, partially offset by an increase of $365,000 in advance payments by borrowers for taxes and insurance.

Cash and cash equivalents decreased by $18.6 million, or 37.9%, to $30.6 million at September 30, 2013 from $49.2 million at December 31, 2012 due primarily to the above mentioned increases in loans receivable, certificates of deposits at other financial institutions, and advance payments by borrowers for taxes and insurance, net of decreases in securities held-to-maturity, FHLB stock, deposits, and FHLB advances.

Securities held-to-maturity decreased by $3.0 million, or 24.6%, to $9.0 million at September 30, 2013 from $12.0 million at December 31, 2012 due primarily to repayments of $3.0 million. Certificates of deposits at other financial institutions increased by $747,000, or 187.2%, to $1.1 million at September 30, 2013 from $399,000 at December 31, 2012 due to the purchase of four certificates of deposits.

Loans receivable, net, increased by $11.7 million, or 3.5%, to $345.5 million at September 30, 2013 from $333.8 million at December 31, 2012 due primarily to loan originations totaling $48.8 million which exceeded loan repayments and charge-offs totaling $37.1 million. FHLB stock decreased by $481,000, or 35.5%, to $874,000 at September 30, 2013 from $1.4 million at December 31, 2012 due primarily to a decrease in the amount of FHLB stock that we are required to hold as a result of decreases in FHLB advances.

Bank owned life insurance increased by $480,000, or 2.4%, to $20.3 million at September 30, 2013 from $19.9 million at December 31, 2012 due to accrued earnings during 2013. Real estate owned decreased by $450,000, or 10.5%, to $3.8 million at September 30, 2013 from $4.3 million at December 31, 2012 due to the sale of a foreclosed property. Premises and equipment decreased by $517,000, or 4.0%, to $12.4 million at September 30, 2013 from $12.9 million at December 31, 2012 due primarily to depreciation. Other assets decreased by $731,000, or 9.3%, to $7.1 million at September 30, 2013 from $7.8 million at December 31, 2012 due to a refund of the FDIC prepaid insurance and reductions in current and deferred tax assets and prepaid insurance.

Deposits decreased by $2.2 million, or 0.7%, to $316.0 million at September 30, 2013 from $318.1 million at December 31, 2012. The decrease in deposits was primarily attributable to decreases of $1.1 million in non-interest bearing accounts, $833,000 in regular savings accounts, and $370,000 in NOW and money market accounts, partially offset by an increase of $173,000 in certificates of deposits.

Advance payments by borrowers for taxes and insurance increased by $365,000, or 10.4%, to $3.9 million at September 30, 2013 from $3.5 million at December 31, 2012 due primarily to an increase in the mortgage loan portfolio. The increase in the mortgage loan portfolio was due to increases of $4.7 million, or 11.2%, in the mixed-use mortgage loan portfolio to $46.6 million at September 30, 2013 from $41.9 million at December 31, 2012 and $3.8 million, or 451.1%, in the construction mortgage loan portfolio to $4.6 million at September 30, 2013 from $841,000 at December 31, 2012.

FHLB advances decreased by $10.0 million, or 66.7%, to $5.0 million at September 30, 2013 from $15.0 million at December 31, 2012 due primarily to the maturity and repayment of certain FHLB advances.

Stockholders’ equity increased by $783,000 to $104.6 million at September 30, 2013, from $103.8 million at December 31, 2012. This increase was primarily the result of comprehensive income of $1.1 million and the amortization of $118,000 for the ESOP for the period, partially offset by cash dividends declared of $453,000.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General. Earnings increased by $1.4 million, or 138.1%, to net income of $381,000 for the quarter ended September 30, 2013, from a net loss of $1.0 million for the quarter ended September 30, 2012. The increase was primarily the result of a credit to the allowance for loan losses of $191,000 during the 2013 period compared to a provision for loan losses of $1.9 million in the 2012 period and a decrease of $1.0 million in non-interest expenses, offset by a decrease of $583,000 in net interest income, a decrease of $230,000 in non-interest income, and an increase of $991,000 in income taxes.

Net Interest Income. Net interest income decreased by $583,000, or 14.0%, to $3.6 million for the three months ended September 30, 2013 from $4.2 million for the three months ended September 30, 2012. The decrease in net interest income resulted primarily from a decrease of $561,000 in interest income coupled with an increase of $22,000 in interest expense.

The net interest spread decreased by 48 basis points to 3.45% for the three months ended September 30, 2013 from 3.93% for the three months ended September 30, 2012. The net interest margin decreased by 48 basis points between these periods from 4.17% for the quarter ended September 30, 2012 to 3.69% for the quarter ended September 30, 2013. The decrease in the interest rate spread and the net interest margin in the third quarter of 2013 compared to the same period in 2012 was due to a decrease in the yield on our interest-earning assets coupled with an increase in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 44 basis points to 4.51% for the three months ended September 30, 2013 from 4.95% for the three months ended September 30, 2012 and the cost of our interest-bearing liabilities increased by 4 basis points to 1.06% for the three months ended September 30, 2013 from 1.02% for the three months ended September 30, 2012. The decrease in the yield on our interest-earning assets was due to decreases in the yield on loans receivable, securities, and other interest-earning assets. The increase in the cost of our interest-bearing liabilities was due to the offering of competitive interest rates to generate deposits in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012, offset by the our decision to reduce the interest rates offered on our deposits during the second quarter of 2013.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$339,682	$4,304	5.07%	$353,314	$4,817	5.45%
Securities (including FHLB stock)	10,629	72	2.75	15,176	116	3.06
Other interest-earning assets	38,483	3	0.02	30,822	7	0.09
Total interest-earning assets	388,794	4,379	4.51	399,312	4,940	4.95
Allowance for loan losses	(4,203)			(3,828)
Non-interest-earning assets	48,797			42,841
Total assets	$433,388			$438,325

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$63,666	$60	0.38%	$72,713	$63	0.35%
Savings and club accounts	82,630	112	0.54	87,541	117	0.53
Certificates of deposit	147,862	577	1.56	127,736	454	1.42
Total interest-bearing deposits	294,158	749	1.02	287,990	634	0.88

Borrowings	5,000	46	3.68	15,000	139	3.71
Total interest-bearing liabilities	299,158	795	1.06	302,990	773	1.02

Noninterest-bearing demand	22,769			20,806
Other liabilities	6,814			7,087
Total liabilities	328,741			330,883

Stockholders’ equity	104,647			107,442
Total liabilities and
Stockholders’ equity	$433,388			$438,325
Net interest income		$3,584			$4,167
Interest rate spread			3.45%			3.93%
Net interest margin			3.69%			4.17%
Net interest-earning assets	$89,636			$96,322
Interest-earning assets to interest-bearing liabilities	129.96%			131.79%

Total interest income decreased by $561,000, or 11.4%, to $4.4 million for the three months ended September 30, 2013, from $4.9 million for the three months ended September 30, 2012. Interest income on loans decreased by $513,000, or 10.6%, to $4.3 million for the three months ended September 30, 2013 from $4.8 million for the three months ended September 30, 2012. The decrease was primarily the result of a decrease of 38 basis points in the average yield on loans to 5.07% for the three months ended September 30, 2013 from 5.45% for the three months ended September 30, 2012. The decrease in interest income and the average yield on loans was also due to the pay-off of numerous higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of numerous mortgage loans in our loan portfolio. This resulted in a decrease of $13.6 million, or 3.9%, in the average balance of the loan portfolio to $339.7 million for the three months ended September 30, 2013 from $353.3 million for the three months ended September 30, 2012 as repayments outpaced originations and charge-offs, net of recoveries.

Interest income on securities decreased by $44,000, or 37.9%, to $72,000 for the three months ended September 30, 2013 from $116,000 for the three months ended September 30, 2012. The decrease was primarily due to a decrease of $4.5 million, or 30.0%, in the average balance of securities to $10.6 million for the three months ended September 30, 2013 from $15.2 million for the three months ended September 30, 2012. The decrease in the average balance was due to the principal repayments on investment securities and a decrease in FHLB New York stock. The decrease in interest income on securities was also due to a decrease of 31 basis points in the average yield on securities to 2.75% for the three months ended September 30, 2013 from 3.06% for the three months ended September 30, 2012. The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities and a decrease in FHLB stock yield from 4.5% at September 30, 2012 to 4.0% at September 30, 2013.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $4,000, or 57.1% to $3,000 for the three months ended September 30, 2013 from $7,000 for the three months ended September 30, 2012. The decrease was primarily due to a decrease of 7 basis points in the average yield on other interest-earning assets to 0.02% for the three months ended September 30, 2013 from 0.09% for the three months ended September 30, 2012, offset by an increase of $7.7 million, or 24.9%, in the average balance of interest-earning assets to $38.5 million for the three months ended September 30, 2013 from $30.8 million for the three months ended September 30, 2012. The decline in the yield was due to the maturity of higher yielding certificates of deposits at other financial institutions. The increase in the average balance of other interest-earning assets was due to decreases in the average balances of loans and increases in the average balances of deposits.

Total interest expense increased by $22,000, or 2.8%, to $795,000 for the three months ended September 30, 2013 from $773,000 for the three months ended September 30, 2012. Interest expense on deposits increased by $115,000, or 18.1%, to $749,000 for the three months ended September 30, 2013 from $634,000 for the three months ended September 30, 2012. The increase in the interest expense on deposits was a result of a shift in deposits from lower costing interest-bearing demand accounts and interest-bearing savings and club accounts to higher costing interest-bearing certificates of deposit. The increase in the interest expense on deposits was also a result of offering competitive interest rates to generate deposits in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012. These two factors resulted in an increase of 14 basis points in the average cost of deposits to 1.02% for the three months ended September 30, 2013 from 0.88% for the three months ended September 30, 2012. These two factors also resulted in an increase of $6.2 million, or 2.1%, in the average balance of interest bearing deposits to $294.2 million for the three months ended September 30, 2013 from $288.0 million for the three months ended September 30, 2012.

The interest expense of our interest-bearing demand deposits decreased by $3,000, or 4.8%, to $60,000 for the three months ended September 30, 2013 from $63,000 for the three months ended September 30, 2012. The decrease in interest expense in our interest-bearing demand deposits was due to a shift in deposits to higher costing interest-bearing certificates of deposits, offset by the offering of competitive interest rates to generate deposits in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012. This resulted in a decrease of $9.0 million, or 12.4%, in the average balance of our interest-bearing demand deposits to $63.7 million for the three months ended September 30, 2013 from $72.7 million for the three months ended September 30, 2012. This also resulted in a 3 basis point increase in the average interest cost to 0.38% for the three months ended September 30, 2013 from 0.35% for the three months ended September 30, 2012.

The interest expense of our interest-bearing savings and club deposits decreased by $5,000, or 4.3%, to $112,000 for the three months ended September 30, 2013 from $117,000 for the three months ended September 30, 2012. The decrease in interest expense in our interest-bearing savings and club deposits was due to a shift in deposits to higher costing interest-bearing certificates of deposits, offset by the offering of competitive interest rates to generate deposits in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012. This resulted in a decrease of $4.9 million, or 5.6%, in the average balance of our interest-bearing savings and club deposits to $82.6 million for the three months ended September 30, 2013 from $87.5 million for the three months ended September 30, 2012. This also resulted in a 1 basis point increase in the average interest cost to 0.54% for the three months ended September 30, 2013 from 0.53% for the three months ended September 30, 2012.

The interest expense of our interest-bearing certificates of deposit increased by $123,000, or 27.1%, to $577,000 for the three months ended September 30, 2013 from $454,000 for the three months ended September 30, 2012. The increase in interest expense in our interest-bearing certificates of deposit was due to offering competitive interest rates in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012. This resulted in an increase of $20.1 million, or 15.8%, in the average balance of our interest-bearing certificates of deposit to $147.9 million for the three months ended September 30, 2013 from $127.7 million for the three months ended September 30, 2012. The increase in interest expense of our interest-bearing certificates of deposit was also due to a 14 basis point increase in the average interest cost to 1.56% for the three months ended September 30, 2013 from 1.42% for the three months ended September 30, 2012.

Interest expense on borrowings decreased by $93,000, or 66.9%, to $46,000 for the three months ended September 30, 2013 from $139,000 for the three months ended September 30, 2012. The decrease was primarily due to a decrease of $10.0 million, or 66.7%, in the average balance of borrowed money to $5.0 million for the three months ended September 30, 2013 from $15.0 million for the three months ended September 30, 2012. The decrease in interest expense on borrowings was also due to a decrease of 3 basis points in the cost of borrowed money to 3.68% for the three months ended September 30, 2013 from 3.71% for the three months ended September 30, 2012 due primarily to the maturity and repayment of higher costing FHLB advances from 2012 to 2013.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2013 and 2012.

	Three Months
	Ended September 30,
	2013	2012

	(Dollars in thousands)
Allowance at beginning of period	$4,205	$3,867
Provision (credit) for loan losses	(191)	1,912
Charge-offs	—	(85)
Recoveries	—	11
Net charge-offs	—	(74)
Allowance at end of period	$4,014	$5,705

Allowance to non-performing loans	173.78%	40.70%
Allowance to total loans outstanding at the end of the period	1.15%	1.65%
Net charge-offs (recoveries) to average loans outstanding during the period	—	2.00%

The allowance to non-performing loans ratio increased to 173.78% at September 30, 2013 from 40.70% at September 30, 2012 due primarily to a decrease in non-performing loans to $2.3 million at September 30, 2013 from $14.0 million at September 30, 2012, offset by a decrease in the allowance for loan losses. The decrease in non-performing loans was due to the identification, monitoring and resolution of several non-performing loans that were paid-off or became performing as of, or prior to, September 30, 2013.

The allowance for loan losses was $4.01 million at September 30, 2013, $4.65 million at December 31, 2012, and $5.71 million at September 30, 2012. We recorded a credit for loan losses of ($191,000) for the three month period ended September 30, 2013 compared to provision for loan losses of $1.9 million for the three month period ended September 30, 2012. The reduction in the provision for loan losses was due to a decrease in the amount of non-performing loans in the loan portfolio.

We had no charge-offs during the three months ended September 30, 2013 compared to charge-offs of $85,000 during the three months ended September 30, 2012. We recorded no recoveries during the three months ended September 30, 2013 compared to recoveries of $11,000 during the three months ended September 30, 2012.

Non-interest Income. Non-interest income decreased by $230,000, or 32.8%, to $472,000 for the three months ended September 30, 2013 from $702,000 for the three months ended September 30, 2012. The decrease was primarily due to a $171,000 decrease in other loan fees and service charges, primarily due to a decrease of $147,000 in mortgage broker fee income, and a $59,000 decrease in fee income generated by our wealth management division. The decrease in mortgage broker fee income was due to the elimination in January 2013 of the 1-4 family residential mortgage loan brokerage department and the termination of the related staff.

Non-interest Expense. Non-interest expense decreased by $1.1 million, or 22.5%, to $3.7 million for the three months ended September 30, 2013 from $4.8 million for the three months ended September 30, 2012. The decrease resulted primarily from decreases of $692,000 in salaries and employee benefits, $305,000 in other non-interest expense, $81,000 in equipment expense, $68,000 in advertising expense, $36,000 in outside data processing expense, and $23,000 in occupancy expense, partially offset by increases of $64,000 in FDIC insurance expense and $59,000 in real estate owned expenses.

Salaries and employee benefits, which represented 50.0% of the Company’s non-interest expense during the quarter ended September 30, 2013, decreased by $692,000, or 27.1%, to $1.9 million in 2013 from $2.6 million in 2012 due to a decrease in the number of full time equivalent employees to 102 at September 30, 2013 from 126 at September 30, 2012. The decrease in full time employees was due to the Company’s efforts to control the increase in salaries and employee benefits by reducing staff in various departments, including the mortgage brokerage department, the wealth management department, and branch operations from September 30, 2012 to September 30, 2013. The decrease in salaries and employee benefits was also due to the resignation of the former chief financial officer in July 2013 that resulted in the reversal of certain forfeited benefits.

Other non-interest expense decreased by $305,000, or 25.0%, to $914,000 in 2013 from $1.2 million in 2012 due mainly to decreases of $170,000 in recruitment expenses related to the hiring of additional personnel in the Company’s Headquarters and Massachusetts locations, $111,000 in directors, officers and employee expenses, $32,000 in regulatory assessments, $16,000 in office supplies and stationery, $14,000 in legal fees, and $8,000 in service contracts. These decreases were partially offset by increases of $22,000 in director’s compensation, $15,000 in telephone expenses, and $14,000 in audit and accounting fees.

Equipment expense decreased by $81,000, or 37.0%, to $138,000 in 2013 from $219,000 in 2012 and advertising expense decreased by $36,000, or 84.0%, to $13,000 in 2013 from $81,000 in 2012 due to decreases in the purchases of additional equipment and a decrease in marketing efforts in order to contain expenses. Outside data processing expense decreased by $36,000, or 13.6%, to $229,000 in 2013 from $265,000 in 2012 due to a one-time correction in billings that reduced data processing expense and a reduction in one-time fees for new services from the Company’s data processing vendors. Occupancy expense decreased by $23,000, or 6.1%, to $352,000 in 2013 from $375,000 in 2012 due to efforts to contain expenses.

FDIC insurance expense increased by $64,000, or 70.3%, to $155,000 in 2013 from $91,000 in 2012 due to an increase in the FDIC risk assessment of the Company. Real estate owned expense increased by $59,000 due to operating expenses related to one foreclosed property totaling $3.8 million as of September 30, 2013 compared to no real estate owned as of September 30, 2012.

Income Taxes. Income taxes increased by $991,000, or 117.0%, to an expense of $144,000 for the three months ended September 30, 2013 from a benefit of $847,000 for the three months ended September 30, 2012. The increase resulted primarily from a $2.4 million increase in pre-tax income in 2013 compared to 2012. The effective tax rate was an expense of 27.4% for the three months ended September 30, 2013 and a benefit of 45.9% for the three months ended September 30, 2012.

Comparison of Operating Results For The Nine Months Ended September 30, 2013 and 2012

General. Earnings increased by $1.5 million, or 300.6%, to net income of $969,000 for the nine months ended September 30, 2013 from a net loss of $483,000 for the nine months ended September 30, 2012. The increase was primarily the result of a credit to the allowance for loan losses of $554,000 during the 2013 period compared to a provision for loan losses of $2.0 million in the 2012 period and a decrease of $960,000 in non-interest expenses, offset by a decrease of $724,000 in net interest income, a decrease of $351,000 in non-interest income, and an increase of $1.0 million in income taxes.

Net Interest Income. Net interest income decreased by $724,000, or 5.9%, to $11.5 million for the nine months ended September 30, 2013 from $12.2 million for the nine months ended September 30, 2012. The decrease in net interest income resulted primarily from a decrease of $1.2 million in interest income that exceeded a decrease of $471,000 in interest expense.

The net interest spread increased by 26 basis points to 3.69% for the nine months ended September 30, 2013 from 3.43% for the nine months ended September 30, 2012. The net interest margin increased by 25 basis points between these periods from 3.69% for the nine months ended September 30, 2012 to 3.94% for the nine months ended September 30, 2013. The increase in the interest rate spread and the net interest margin in 2013 compared to 2012 was due to an increase in the yield on our interest-earning assets coupled with a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets increased by 21 basis points to 4.76% for the nine months ended September 30, 2013 from 4.55% for the nine months ended September 30, 2012 and the cost of our interest-bearing liabilities decreased by 5 basis points to 1.07% for the nine months ended September 30, 2013 from 1.12% for the nine months ended September 30, 2012. The increase in the yield on our interest-earning assets was due to a decrease in other interest-earning assets, resulting in a shift in the composition of interest-earning assets whereby higher yielding loans receivable represented a larger percentage of total interest-earning assets for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in the yield of our interest-earning assets was also due to a decrease in our non-performing assets by $11.7 million, or 83.5%, to $2.3 million as of September 30, 2013 from $14.0 million as of September 30, 2012. The decrease in the cost of our interest-bearing liabilities was due to our decision to reduce interest rates offered on our deposits.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$342,571	$13,627	5.30%	$356,695	$14,678	5.49%
Securities	11,772	255	2.89	16,277	379	3.10
Other interest-earning assets	34,821	9	0.03	68,791	29	0.06
Total interest-earning assets	389,164	13,891	4.76	441,763	15,086	4.55
Allowance for loan losses	(4,403)			(5,891)
Non-interest-earning assets	49,606			39,421
Total assets	$434,367			$475,293

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$62,217	$163	0.35%	$101,174	$442	0.58%
Savings and club accounts	82,638	331	0.53	88,977	445	0.67
Certificates of deposit	147,755	1,713	1.55	135,213	1,564	1.54
Total interest-bearing deposits	292,610	2,207	1.01	325,364	2,451	1.00

Borrowings	7,070	192	3.62	16,355	419	3.42
Total interest-bearing liabilities	299,680	2,399	1.07	341,719	2,870	1.12

Noninterest-bearing demand	22,331			18,460
Other liabilities	7,504			7,580
Total liabilities	329,515			367,759

Stockholders’ equity	104,852			107,534
Total liabilities and
Stockholders’ equity	$434,367			$475,293
Net interest income		$11,492			$12,216
Interest rate spread			3.69%			3.43%
Net interest margin			3.94%			3.69%
Net interest-earning assets	$89,484			$100,044
Average interest-earning assets to
average interest-bearing liabilities	129.86%			129.28%

Total interest income decreased by $1.2 million, or 7.9%, to $13.9 million for the nine months ended September 30, 2013, from $15.1 million for the nine months ended September 30, 2012. Interest income on loans decreased by $1.1 million, or 7.2%, to $13.6 million for the nine months ended September 30, 2013 from $14.7 million for the nine months ended September 30, 2012 as a result of a decrease of 19 basis points in the average yield on loans to 5.30% for the nine months ended September 30, 2013 from 5.49% for the nine months ended September 30, 2012. The decrease in interest income and the average yield on loans was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio. The decrease in interest income was also due to a decrease of $14.1 million, or 4.0%, in the average balance of the loan portfolio to $342.6 million for the nine months ended September 30, 2013 from $356.7 million for the nine months ended September 30, 2012 as repayments outpaced originations.

Interest income on securities decreased by $124,000, or 32.7%, to $255,000 for the nine months ended September 30, 2013 from $379,000 for the nine months ended September 30, 2012. The decrease was primarily due to a decrease of $4.5 million, or 27.7%, in the average balance of securities to $11.8 million for the nine months ended September 30, 2013 from $16.3 million for the nine months ended September 30, 2012. The decrease in the average balance was due to principal repayments on investment securities and a decrease in FHLB New York stock. The decrease in interest income on securities was also due to a decrease of 21 basis points in the average yield on securities to 2.89% for the nine months ended September 30, 2013 from 3.10% for the nine months ended September 30, 2012. The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities and a decrease in FHLB stock yield from 4.5% at September 30, 2012 to 4.0% at September 30, 2013.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) decreased by $20,000, or 69.0%, to $9,000 for the nine months ended September 30, 2013 from $29,000 for the nine months ended September 30, 2012. The decrease was primarily the result of a decrease of $34.0 million, or 49.4%, in the average balance of other interest-earning assets to $34.8 million for the nine months ended September 30, 2013 from $68.8 million for the nine months ended September 30, 2012. The decrease in the average balance of other interest-earning assets was due to decreases in the average balance of cash equivalents as a result of decreases in the average balance of deposits. The decrease in interest income on other interest-earning assets was also due to a decrease of 3 basis points in the yield to 0.03% for the nine months ended September 30, 2013 from 0.06% for the nine months ended September 30, 2012. The decline in the yield was due to the maturity of higher yielding certificates of deposits at other financial institutions.

Total interest expense decreased by $471,000, or 16.4%, to $2.4 million for the nine months ended September 30, 2013 from $2.9 million for the nine months ended September 30, 2012. Interest expense on deposits decreased by $244,000, or 10.0%, to $2.2 million for the nine months ended September 30, 2013 from $2.5 million for the nine months ended September 30, 2012. During this same period, the average interest cost of deposits increased by 1 basis point to 1.01% for the nine months ended September 30, 2013 from 1.00% for the nine months ended September 30, 2012.

The decrease in interest expense on deposits was due to a decrease of $32.8 million, or 10.1%, in the average balance of interest-bearing deposits to $292.6 million for the nine months ended September 30, 2013 from $325.4 million for the nine months ended September 30, 2012. The decrease in the average balance of interest-bearing deposits was due to decreases in the average balance of our interest-bearing demand deposits and interest-bearing savings and club accounts, offset by increases in the average balance of our interest-bearing certificates of deposits. The decrease in the average balances of our interest-bearing demand deposits and interest-bearing savings and club accounts was due to our decision to reduce the interest rates offered on these deposits. The increase in the average balance of our interest-bearing certificates of deposit was due to offering competitive interest rates in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012.

The interest expense of our interest-bearing demand deposits decreased by $279,000, or 63.1%, to $163,000 for the nine months ended September 30, 2013 from $442,000 for the nine months ended September 30, 2012. The decrease in interest expense in our interest-bearing demand deposits was due to our decision to reduce the interest rates on interest-bearing demand deposits that resulted in a 23 basis point decrease in the average interest cost to 0.35% for the nine months ended September 30, 2013 from 0.58% for the nine months ended September 30, 2012. The decrease in interest expense on our interest-bearing demand deposits was also due to a decrease of $39.0 million, or 38.5%, in the average balance of our interest-bearing demand deposits to $62.2 million for the nine months ended September 30, 2013 from $101.2 million for the nine months ended September 30, 2012.

The interest expense of our interest-bearing savings and club deposits decreased by $114,000, or 25.6%, to $331,000 for the nine months ended September 30, 2013 from $445,000 for the nine months ended September 30, 2012. The decrease in interest expense in our interest-bearing savings and club deposits resulted from our decision to reduce the interest rates on interest-bearing savings and club deposits that resulted in a 14 basis point decrease in the average interest cost to 0.53% for the nine months ended September 30, 2013 from 0.67% for the nine months ended September 30, 2012. The decrease in interest expense on our interest-bearing savings and club deposits was also due to a decrease of $6.3 million, or 7.1%, in the average balance of our interest-bearing savings and club deposits to $82.6 million for the nine months ended September 30, 2013 from $89.0 million for the nine months ended September 30, 2012.

The interest expense of our interest-bearing certificates of deposit increased by $149,000, or 9.5%, to $1.7 million for the nine months ended September 30, 2013 from $1.6 million for the nine months ended September 30, 2012. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $12.5 million, or 9.3%, in the average balance of our interest-bearing certificates of deposit to $147.8 million for the nine months ended September 30, 2013 from $135.2 million for the nine months ended September 30, 2012 and an increase of 1 basis point in the average interest cost to 1.55% for the nine months ended September 30, 2013 from 1.54% for the nine months ended September 30, 2012. The increase in the average balance of our interest-bearing certificates of deposit and the average interest cost was due to offering competitive interest rates in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012.

Interest expense on borrowings decreased by $227,000, or 54.2%, to $192,000 for the nine months ended September 30, 2013 from $419,000 for the nine months ended September 30, 2012. The decrease was primarily due to a decrease of $9.3 million, or 56.8%, in the average balance of borrowed money to $7.1 million for the nine months ended September 30, 2013 from $16.4 million for the nine months ended September 30, 2012. Offsetting the decrease in interest expense on borrowings, resulting from a decrease in the average balance, was an increase of 20 basis points in the cost of borrowed money to 3.62% for the nine months ended September 30, 2013 from 3.42% for the nine months ended September 30, 2012 due primarily to the maturity and repayment of lower costing FHLB advances from 2012 to 2013.

Allowance for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012.

	Nine Months
	Ended September 30,
	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$4,646	$7,397
Provision (credit) for loan losses	(554)	2,029
Charge-offs	(105)	(3,737)
Recoveries	27	16
Net charge-offs	(78)	(3,721)
Allowance at end of period	$4,014	$5,705

We recorded provisions (credit) for loan losses of ($554,000) and $2.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively. We charged-off $105,000 against two non-performing non-residential mortgage loans during the nine months ended September 30, 2013 compared to charge-offs of $3.7 million against six non-performing multi-family mortgage loans, four non-performing non-residential mortgage loans, and one non-performing construction mortgage loan during the nine months ended September 30, 2012. We recorded recoveries of $27,000 during the nine months ended September 30, 2013 compared to recoveries of $16,000 during the nine months ended September 30, 2012.

Non-interest Income. Non-interest income decreased by $351,000, or 19.0%, to $1.5 million for the nine months ended September 30, 2013 from $1.8 million for the nine months ended September 30, 2012. The decrease was primarily due to a $144,000 decrease in fee income generated by our wealth management division, a $254,000 decrease in other loan fees and service charges, partially offset by a $33,000 increase in earnings on bank owned life insurance and a $5,000 increase in other non-interest income. The decrease in other loan fees and service charges was due to a decrease of $308,000 in mortgage broker fee income, offset by increases of $30,000 in commercial and industrial loan fee income and $27,000 in deposit and ATM fees. The decrease in mortgage broker fee income was due to the elimination in January 2013 of the 1-4 family residential mortgage loan brokerage department and the termination of the related staff.

Non-interest Expense. Non-interest expense decreased by $960,000, or 7.3%, to $12.3 million for the nine months ended September 30, 2013 from $13.2 million for the nine months ended September 30, 2012. The decrease resulted primarily from decreases of $731,000 in salaries and employee benefits, $725,000 in other non-interest expense, $151,000 in advertising expense, $108,000 in equipment expense, and $15,000 in FDIC insurance expense, partially offset by increases of $334,000 in impairment loss on goodwill, $318,000 in real estate owned expenses, $109,000 in occupancy expense, and $9,000 in outside data processing expense.

Salaries and employee benefits, which represented 50.5% of the Company’s non-interest expense during the nine months ended September 30, 2013, decreased by $731,000, or 10.6%, to $6.2 million in 2013 from $6.9 million in 2012 due to a decrease in the number of full time equivalent employees to 102 at September 30, 2013 from 126 at September 30, 2012, offset by the staffing of the Framingham and Quincy, Massachusetts branch offices that opened during the latter part of the third quarter of 2012. The decrease in full time employees was due to the Company’s efforts to control the increase in salaries and employee benefits by reducing staff in various departments, including the mortgage brokerage department, the wealth management department, and branch operations from September 30, 2012 to September 30, 2013. The decrease in salaries and employee benefits was also due to the resignation of the former chief financial officer in July 2013 that resulted in the reversal of certain forfeited benefits.

Other non-interest expense decreased by $725,000, or 20.8%, to $2.8 million in 2013 from $3.5 million in 2012 due mainly to decreases of $363,000 in recruitment expenses related to the hiring of additional personnel in the Company’s Headquarters and Massachusetts locations in 2012, $348,000 in directors, officers and employee expenses, $85,000 in legal fees, $70,000 in regulatory assessments, $23,000 in office supplies, $22,000 in service contracts, $16,000 in donations, and $10,000 in postage expenses, partially offset by increases of $88,000 in audit and accounting fees, $72,000 in director’s compensation, $44,000 in telephone expenses, and $6,000 in insurance expense.

Advertising expense decreased by $151,000, or 77.8%, to $43,000 in 2013 from $194,000 in 2012 and equipment expense decreased by $108,000, or 18.7%, to $469,000 in 2013 from $577,000 in 2012 due to efforts to contain cost that resulted in decreases in marketing efforts and decreases in the purchases of additional equipment. FDIC insurance expense decreased by $15,000, or 5.3%, to $268,000 in 2013 from $283,000 in 2012 due to a decrease in deposits, offset by an increase in the FDIC risk assessment of the Company.

During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment of $227,000 previously recorded in 2012 was necessary. As a result, an additional impairment charge of $334,000 was recognized for the nine months ended September 30, 2013. The goodwill was recorded in connection with the Hayden Financial Group acquisition in 2007. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel. The Company did not have any impairment loss on goodwill for the nine months ended September 30, 2012.

Real estate owned expense increased by $318,000 due to operating expenses related to the addition of two foreclosed properties subsequent to September 30, 2012 and a loss of $51,000 on the sale of one of the real estate owned resulting in an increase in real estate owned to $3.8 million as of September 30, 2013 from no real estate owned as of September 30, 2012.

Occupancy expense increased by $109,000, or 11.1%, to $1.1 million in 2013 from $983,000 in 2012 due to the addition of the new Framingham and Quincy, Massachusetts branch offices and payment of arrearage cooperative assessments for the 23rd Street, New York branch office. Outside data processing expense increased by $9,000, or 1.2%, to $789,000 in 2013 from $780,000 in 2012 due to the addition of two new branch offices in the latter part of the third quarter of 2012 and additional services provided by the Company’s data processing vendors, offset by a one-time correction in billings that reduced data processing expense.

Income Taxes. Income taxes increased by $1.0 million, or 142.2%, to an expense of $302,000 for the nine months ended September 30, 2013 from a benefit of $714,000 for the nine months ended September 30, 2012. The increase resulted primarily from a $2.5 million increase in pre-tax income in 2013 compared to 2012. The effective tax rate was an expense of 23.8% for the nine months ended September 30, 2013 and a benefit of 59.7% for the nine months ended September 30, 2012.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At	At
	September 30, 2013	December 31, 2012
	(Dollars in thousands)

Non-accrual loans	$2,310	$3,957
Loans past due 90 days or more and accruing	—	—
Total nonaccrual and 90 days or more
past due loans	2,310	3,957
Other non-performing loans	—	—
Total non-performing loans	2,310	3,957
Real estate owned	3,821	4,271
Total non-performing assets	6,131	8,228
Accruing troubled debt restructurings	15,825	12,236
Nonaccrual troubled debt restructurings	1,259	1,197
Total troubled debt restructurings	17,084	13,433
Less nonaccrual troubled debt restructurings in total nonaccrual loans	1,259	1,197
Total troubled debt restructurings and
non-performing assets	$21,956	$20,464
Total non-performing loans to total loans	0.66%	1.17%
Total non-performing assets to total assets	1.42%	1.85%
Total non-performing assets and troubled
debt restructurings to total assets	5.07%	4.61%

The non-accrual loans at September 30, 2013 consisted of four non-residential mortgage loans.

Non-performing loans decreased by $1.6 million, or 41.6%, to $2.3 million at September 30, 2013 from $4.0 million at December 31, 2012. The decrease in non-performing loans was due to the satisfaction of two non-accrual multi-family mortgage loans totaling $196,000 and the conversion from non-performing to performing status of three residential mortgage loans and one non-residential mortgage loan totaling $1.8 million, partially offset by the addition of one non-residential mortgage loan totaling $309,000.

The non-accrual non-residential mortgage loans, net of charge-offs of $1.0 million, totaled $2.3 million at September 30, 2013 consisted primarily of the following mortgage loans:

(1)	An outstanding balance of $810,000, net of a charge-off of $371,000, secured by a gasoline service station and car wash. The loan is classified as substandard. A foreclosure action is proceeding and we are evaluating the options available to us.

(2)	An outstanding balance of $742,000, net of a charge-off of $234,000, secured by a medical office building. We classified this loan as substandard. The Company has commenced a foreclosure action and the Court has appointed a receiver who is collecting rent and managing the building. We are evaluating the options available to us.

Based on current appraisals and/or fair value analyses of these properties, the Company does not anticipate any losses beyond the amounts already charged off.

At September 30, 2013, we owned one foreclosed property with a net balance of $3.8 million consisting of an office building located in New Jersey. The Company’s managing agent is operating and marketing the building.

TROUBLED DEBT RESTRUCTURED LOANS

There were no loans modified during the three months ended September 30, 2013. There were four loans modified during the nine months ended September 30, 2013.

The multi-family mortgage loan that was modified had an original interest rate of 6.75% with an amortization of 25 years. The Company reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

Two non-residential mortgage loans that were modified had an original interest rate of 4.00% with an amortization of 25 years. The Company reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

One non-residential mortgage loan that was modified had an original interest rate of 4.00% with an amortization of 30 years. The Company reduced the interest rate and converted the monthly payments to interest only for nineteen months and then amortizing for 30 years, with a balloon payment after two years from the modification date.

As of September 30, 2013, none of the loans that were modified during the previous twelve months had defaulted in the three and nine month periods ended September 30, 2013.

The following tables show the activity in troubled debt restructured loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

Balance at December 31, 2012	$6,444	$6,989	$—	$—	$—	$13,433
Additions	315	3,376	—	—	—	3,691
Repayments	(34)	(6)	—	—	—	(40)
Balance - September 30, 2013	$6,725	$10,359	$—	$—	$—	$17,084
Related allowance	$—	$—	$—	$—	$—	$—

There were no charge offs of loans classified as troubled debt restructurings in the three and nine months ended September 30, 2013.

Additions for the period consist of the aforementioned four mortgage loans that were modified, real estate taxes and similar items paid to protect the collateral position of the Company.

The following tables show the activity in troubled debt restructured loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

Balance at December 31, 2011	$9,886	$5,587	$—	$—	$—	$15,473
Additions	1,259	11,707	—	—	—	12,966
Repayments	(2,748)	(4,637)	—	—	—	(7,385)
Balance - September 30, 2012	$8,397	$12,657	$—	$—	$—	$21,054
Related allowance	$—	$—	$—	$—	$—	$—

There were charge offs of $1.8 million against loans classified as troubled debt restructurings in the three and nine months ended September 30, 2012.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $30.6 million at September 30, 2013 and consist primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. The Company can also borrow an additional $92.5 million from the FHLB of New York to provide additional liquidity.

At September 30, 2013, we had $41.5 million in loan commitments outstanding, consisting of $23.1 million in unused commercial and industrial loan lines of credit, $9.6 million of real estate loan commitments, $6.5 million in unused real estate equity lines of credit, $2.1 million in unused loans in process, $197,000 in commercial and industrial loan commitments, and $133,000 in consumer lines of credit. Certificates of deposit due within one year of September 30, 2013 totaled $69.5 million. This represented 46.9% of certificates of deposit at September 30, 2013. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At September 30, 2013, we had the ability to borrow $92.5 million, net of $5.0 million in outstanding advances, from the FHLB of New York. At September 30, 2013, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At September 30, 2013, the Company had liquid assets of $13.7 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three and nine months ended September 30, 2013 and the year ended December 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at September 30, 2013 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
				as % of
	Net Portfolio Value			Portfolio Value of
	(Dollars in thousands)			Assets
Basis Point (“bp”)	$	$	%	NPV
Change in Rates	Amount	Change	Change	Ratio	Change
300	$103,988	$(15,356)	-12.87%	24.96%	(182) bp
200	109,207	(10,137)	-8.49%	25.67%	(111) bp
100	114,822	(4,522)	-3.79%	26.36%	(42) bp
0	119,344		—	26.78%
(100)	125,081	5,737	4.81%	27.47%	69 bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, the MHC and each of the directors of the Company and the MHC. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC. As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. A motion to dismiss the Complaint was filed on December 14, 2011. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012 Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second-step conversion. Stilwell asserted claims against the MHC, as majority shareholder of the Company, for breach of fiduciary duty and for aiding and abetting the directors’ alleged breach of fiduciary duty. The Company filed a motion to dismiss on February 1, 2013. Stilwell filed his opposition on March 8, 2013, and the Company filed its reply brief on March 29, 2013. The Court held a hearing on the motion on June 12, 2013. On October 23, 2013, the Court denied the motion to dismiss, holding that the Court could not say that Stilwell had not alleged a viable claim, and thus the Court allowed the lawsuit against the Company’s directors and the MHC to proceed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: November 14, 2013	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Date: November 14, 2013	By:	/s/ Donald S. Hom
Donald S. Hom
Executive Vice President and Chief Financial Officer

