Form 10-K
period 2013-12-31
NORTHEAST COMMUNITY BANCORP INC
filed 2014-03-31
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was approximately $30.1 million.

The number of shares outstanding of the registrant’s common stock as of March 14, 2014 was 12,462,052.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area and our lending territory. We attract deposits from the general public and use those funds to originate multi-family residential and mixed-use real estate and non-residential loans, which we hold for investment. We have been originating multi-family, mixed-use and non-residential real estate loans for over 75 years. In 2007, we established a new commercial and industrial loan department and have increased this portfolio from no commercial and industrial loans at March 31, 2007 to $51.6 million in commercial and industrial lines of credit committed with $21.6 million drawn and $9.8 million in commercial and industrial term loans at December 31, 2013. We on occasion originate owner occupied one- to four-family residential mortgage loans as investment vehicles as an accommodation to develop and/or maintain relationships with our deposit and certain of our multi-family, mixed-use, non-residential, and commercial and industrial loan customers. We offer investment advisory and financial planning services under the name Hayden Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

Index

Available Information

Our website address is www.necommunitybank.com. Information on our website should not be considered a part of this Form 10-K.

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County and we operate through our main and annex offices in White Plains, our four full-service branch offices in the New York City boroughs of Manhattan (New York County) and Bronx (Bronx County), our four full-service branches in Danvers (Essex County), Plymouth (Plymouth County), Framingham (Middlesex County) and Quincy (Norfolk County), Massachusetts and our loan production offices in Massachusetts and New York. We generate deposits through our main office and eight branch offices. We conduct lending activities throughout the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, Pennsylvania, and New Hampshire.

Our primary market area includes a population base with a broad cross section of wealth, employment and ethnicity. We operate in markets that generally have experienced relatively slow demographic growth, a characteristic typical of mature urban markets located throughout the Northeast region. New York County is a relatively affluent market, reflecting the influence of Wall Street along with the presence of a broad spectrum of Fortune 500 companies. Comparatively, Bronx County is home to a broad socioeconomic spectrum, with a significant portion of the respective populations employed in relatively low and moderate wage blue collar jobs. Westchester and neighboring counties are affluent markets, serving as desired suburban locations for commuting into New York City and White Plains as well as reflecting growth of higher paying jobs in the counties.

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

Competition

We face significant competition for the attraction of deposits. The New York and Boston metropolitan areas have a significant concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Over the past 10 years, consolidation of the banking industry in the New York and Boston metropolitan areas has continued, resulting in larger and increasingly efficient competitors. We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 1.00% of the deposits in each of the counties in New York and Massachusetts in which our offices are located.

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

Lending Activities

General. We originate loans primarily for investment purposes. The largest segment of our loan portfolio is multi-family residential real estate loans. We also originate mixed-use real estate loans and non-residential loans and in 2007 we began originating commercial and industrial loans. To a limited degree, we make consumer loans. We on occasion originate non-owner occupied one- to four-family residential mortgage loans as investment vehicles as an accommodation to develop and/or maintain relationships with our deposit and certain of our multi-family, mixed-use, non-residential, and commercial and industrial loan customers. We consider our lending territory to be the Northeastern United States, including New York, Massachusetts, New Jersey, Connecticut, Pennsylvania, and New Hampshire.

Due to market conditions in 2009, we discontinued purchasing participation interests in construction loans. In 2012, we commenced originating construction loans secured by multi-family, mixed-use, and non-residential properties.

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

We originate a variety of adjustable-rate and balloon multi-family and mixed-use real estate loans. The adjustable-rate loans have fixed rates for a period of up to five years and then adjust every one, two, three or five years thereafter, based on the terms of the loan. Maturities on these loans can be up to 15 years, and typically they amortize over a 20 to 30-year period. Interest rates on our adjustable-rate loans are adjusted to a rate that equals the applicable one-, two-, three- or five-year Federal Home Loan Bank of New York or Federal Home Loan Bank of Boston advance rate plus a margin. The balloon loans have a maximum maturity of five years. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). Due to the nature of our borrowers and our lending niche, the typical multi-family or mixed-use real estate loan refinances within the first five-year period and, in doing so, generates prepayment penalties ranging from five points to one point of the outstanding loan balance. Under our loan-refinancing program, borrowers who are current under the terms and conditions of their contractual obligations can apply to refinance their existing loans to the rates and terms then offered on new loans after the payment of their contractual prepayment penalties. These refinances are not considered troubled debt restructures.

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

Index

We have been originating multi-family and mixed-use real estate loans in the New York market area for 80 years. In the New York market area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with mortgage brokers, as the multi-family and mixed-use real estate loan market is primarily broker driven. We have longstanding relationships with mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards. We also deal directly with building owners throughout our lending territory.

In the Massachusetts market area, the primary source of mortgage loan originations are from personal contacts by our loan officers, referrals from existing customers and advertising. We generally retain for our portfolio all of the loans that we originate in the Massachusetts market area.

The majority of the multi-family real estate loans in our portfolio are secured by twenty unit to one hundred unit apartment buildings. At December 31, 2013, the majority of our mixed-use real estate loans are secured by properties that are at least 75% residential, but contain some non-residential space.

On December 31, 2013, the largest outstanding multi-family real estate loan had a balance of $8.6 million and was performing according to its terms at December 31, 2013. This loan is secured by a 216 unit apartment complex located in Philadelphia, Pennsylvania. The largest mixed-use real estate loan had a balance of $3.0 million and was performing according to its terms at December 31, 2013. This loan is secured by a mixed-use building with 7 apartment units and 1 commercial unit located in New York, New York. As of December 31, 2013, the average loan balance in our multi-family and mixed-use portfolio was approximately $684,000.

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

At December 31, 2013, we had $82.0 million in non-residential real estate loans outstanding, or 22.1% of total loans. At December 31, 2013, the largest outstanding non-residential real estate loan had an outstanding balance of $3.8 million. This loan is secured by an office building located in Syracuse, New York, and was performing according to its terms at December 31, 2013. At December 31, 2013, the largest outstanding non-residential real estate loan relationship with one borrower was comprised of the aforementioned loan and four other loans totaling $8.4 million secured by five office buildings located in the Syracuse, New York area. These five loans were performing according to their terms at December 31, 2013. As of December 31, 2013, the average balance of loans in our non-residential loan portfolio was $882,000.

Index

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

Commercial and Industrial (C&I) Loans. Continuing our plan to diversify our portfolio, both geographically and by product type, we established a commercial and industrial lending department in March 2007. Interest rates and payments on our commercial and industrial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes. Our commercial and industrial loan portfolio increased from $35.9 million in commercial and industrial lines of credit committed with $18.0 million drawn and $5.7 million in commercial and industrial term loans at December 31, 2011 to $51.6 million in commercial and industrial lines of credit committed with $21.6 million drawn and $9.8 million in commercial and industrial term loans at December 31, 2013.

At December 31, 2013, the largest commercial and industrial line of credit was a line of credit totaling $7.0 million, with no outstanding balance. This loan is secured by the assets of a construction business.

At December 31, 2013, the largest outstanding commercial and industrial loan and the largest outstanding commercial and industrial line of credit relationship with one borrower was comprised of two lines of credit totaling $8.5 million, with outstanding balances totaling $6.5 million and remaining available lines of credit totaling $2.0 million. One of the lines of credit totaling $5.5 million, with a $4.2 million outstanding balance and a remaining available line of $1.3 million, is the Company’s largest outstanding commercial and industrial line of credit. The two lines of credit serve as a warehousing line of credit for an originator of Small Business Administration guaranteed loans located in New York City and are secured by these Small Business Administration loans.

All the aforementioned commercial and industrial loans were performing according to their terms at December 31, 2013.

Construction Loans. Construction loans are typically for twelve to twenty-four month terms, pay interest only during that period, and are indexed to the prime rate plus a margin. All construction loans are underwritten as if they will be rental properties and must meet our normal debt service and loan to value ratio requirements on an as completed basis, even though most construction loans have end financing already in place.

At December 31, 2013, we had three construction loan participations that we purchased in August 2007 that subsequently converted into permanent loans in 2012 with an aggregate outstanding balance of $5.9 million at December 31, 2013. This balance represents our 25% participation ownership in the loans, which are secured by a hotel. As of December 31, 2013, these loans were current and performing in accordance with their modified terms.

In 2012, we entered the Massachusetts construction market by originating construction loans secured by the construction of multi-family and single family properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers. In the same manner, during the latter part of 2013 we entered the New York construction market by originating construction loans secured by the construction of multi-family properties located in New York State.

Index

At December 31, 2013, our construction loan portfolio consisted of ten loans totaling $6.6 million, net of loans in process of $10.6 million and are comprised of six Massachusetts construction loans with an aggregate balance of $5.0 million, net of loans in process of $2.7 million, and four New York construction loans with an aggregate balance of $1.6 million, net of loans in process of $7.9 million. All ten construction loans were performing according to their terms at December 31, 2013.

The largest outstanding construction loan had a balance of $3.7 million, net of loans in process of $1.2 million, and was performing according to its terms at December 31, 2013. This loan is secured by the construction of a multi-family rental building located in Danvers, Massachusetts and will be paid-off upon completion of the construction through a conversion to a permanent loan with the Massachusetts Housing Authority.

Consumer Loans. We offer personal loans, loans secured by savings accounts or certificates of deposit (share loans), and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. At December 31, 2013, our portfolio of consumer loans was $161,000, or 0.04% of total loans.

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

Mortgage and Construction Loan Originations and Participations. Originations of permanent multi-family, mixed-use, and non-residential mortgage loans come from a number of sources. In the New York Region, the primary sources are from brokers and existing borrowers. Construction loans are primarily from personal contact by Bank personnel with local builders. All loans are underwritten and approved by us utilizing our underwriting policies and standards. We generally retain for our portfolio all of the loans that we originate in the New York Region.

In the Massachusetts market area, the primary source of mortgage loan originations are from personal contacts by our loan officers, referrals from existing customers and advertising. We generally retain for our portfolio all of the loans that we originate in the Massachusetts market area.

During 2013, we continued our policy of not purchasing participation interests in loans to finance the construction of multi-family, mixed-use and non-residential properties.

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

We will consider loans to small businesses with revenues normally not to exceed $30.0 million. The small business may be one that manufactures wholesale or retail products and/or services. Generally, we will consider loans to small businesses such as: retail sales and services, such as grocery, restaurants, clothing, furniture, appliances, hardware, automotive parts, automobiles and trucks; wholesale businesses, such as automotive parts and industrial parts and equipment; manufacturing businesses, such as tool and die shops and commercial manufacturers and contractors with strong financials and well-known principals, attorneys, accountants, and medical and dental groups.

Mortgage and Construction Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Prior to December 2012, the board granted the “Loan Committee” (which is comprised of the chief executive officer, president, chief financial officer, and chief lending officer) with loan approval authority for mortgage loans up to $2.0 million. Mortgage loans in amounts greater than $2.0 million were approved by the Loan Committee and a majority of the non-employee directors. At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

Index

In December 2012, the board of directors approved a revision to the approval process by granting the Loan Committee approval authority for mortgage loans up to the Bank’s legal limit for loans to one borrower. Approved loans must then be reported to the board of directors at each monthly board meeting.

Commercial and Industrial Loan Approval Procedures and Authority. Our commercial and industrial lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The Loan Committee has approval authority for commercial and industrial loans up to the Bank’s legal limit for loans to one borrower. Approved loans must then be reported to the board of directors at each monthly board meeting.

Loan Commitments. We issue commitments for adjustable-rate loans conditioned upon the occurrence of certain events. Commitments to originate adjustable-rate loans are legally binding agreements to lend to our customers. Generally, our adjustable-rate loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2013.

At December 31, 2013, our interest-bearing deposits, securities, and short-term investments totaled $40.0 million and consisted primarily of $26.3 million in interest earning deposits with the Federal Home Loan Bank of New York, $6.9 million in mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $2.1 million in short-term certificates of deposits at other financial institutions, $1.6 million in collateralized mortgage obligations issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $1.6 million in Federal Home Loan Bank of New York common stock, $1.1 million in the Federal Reserve Bank of New York, and $421,000 at a financial institution. At December 31, 2013, we had no investments in callable securities.

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

Deposit Accounts. Except for certificates of deposit previously obtained through a nationwide listing service, as described below, substantially all of our depositors are residents of the States of New York and Massachusetts. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits principally consist of interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts, noninterest-bearing demand accounts (such as checking accounts) and certificates of deposit.

Although we did not utilize brokered deposits during 2012 and 2013, at December 31, 2012 and December 31, 2013, we had $981,000 and $980,000, respectively, in certificates of deposits that are fully-insured brokered deposits as defined in the FDIC call report instructions. These certificates of deposits were obtained from one of our retail depositors and then transferred into the Certificate of Deposit Account Registry Service (“CDARS”) Network in order to obtain full FDIC insurance coverage for our customer. These types of deposits are known in the CDARS Network as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

Index

At December 31, 2012 and December 31, 2013, we had $746,000 and $9.7 million, respectively, in certificate of deposits that we obtained through the posting of our certificate of deposits interest rates through a nationwide listing service. These certificates of deposits were obtained from financial institutions throughout the country and are not considered brokered deposits.

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

Mortgage Brokering Operations

In 2011, we initiated a program under which we acted as a residential mortgage loan broker for nationally recognized third-party mortgage originators. Under this program, our mortgage brokerage team marketed one- to four-family residential mortgage loans, collected loan applications and forwarded such documentation to the third-party mortgage originator who made all credit decisions and originated all loans.  We received an agreed upon fee from the third-party mortgage originator upon the closing of the loan. We marketed these services solely through our branch network in Massachusetts. In January 2013, we discontinued this program and laid off our mortgage brokerage staff.

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

Index

Personnel

As of December 31, 2013, we had 102 full-time employees and two part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, the MHC and each of the directors of the Company and the MHC. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC. As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. A motion to dismiss the Complaint was filed on December 14, 2011. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012 Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second step conversion or permitting disinterested consideration by new, independent board members of a second step conversion.  Stilwell asserted claims against the MHC, as majority shareholder of the Company, for breach of fiduciary duty and for aiding and abetting the directors’ alleged  breach of fiduciary duty. The Company filed a motion to dismiss on February 1, 2013.  Stilwell filed his opposition on March 8, 2013, and the Company filed its reply brief on March 29, 2013.  The Court held a hearing on the motion on June 12, 2013. On October 23, 2013, the Court denied the motion to dismiss, holding the Court could not say that Stilwell had not alleged a viable claim, and thus the Court allowed the lawsuit against the Company’s directors and the MHC to proceed.

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

New England Commercial Properties was formed in October 2007 to facilitate the purchase or lease of real property by the Bank and to hold real estate owned acquired by the Bank through foreclosure or deed-in-lieu of foreclosure. As of December 31, 2013, New England Commercial Properties, LLC had no assets other than title to a foreclosed multi-family property located in Newark, New Jersey and a foreclosed office building located in Lawrenceville, New Jersey.

NECB Financial Services Group LLC was formed in April 2012 as a complement to the Bank’s existing investment advisory and financial planning services division, Hayden Wealth Management, to sell life insurance products and fixed-rate annuities. NECB Financial Services Group LLC has not conducted any business.

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

Index

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

Index

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

Index

As of December 31, 2013, the Bank was deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%.

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

Basel Committee on Banking Supervision

On July 9, 2013, the federal banking regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The final rule applies to all depository institutions, top-tier banking holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

Index

It is management’s belief that, as of December 31, 2013, the Company and the Bank would have met or exceeded all capital adequacy requirements under Basel III to be considered well capitalized on a fully phased-in basis if such requirements were currently effective.

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

Index

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

Index

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of June 30, 2010, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset. The FDIC refunded the unused prepaid FDIC assessment of $361,000 to the Bank in June 2013.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2013 averaged 1.55 basis points of assessable deposits.

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

Index

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

Financial Holding Companies. Savings and loan holding companies that elect to be treated as financial holding companies may also engage in a broad range of activities. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for savings and loan holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Federal Reserve Board and the Department of the Treasury are also authorized to permit additional activities for financial holding companies if the activities are “financial in nature” or “incidental” to financial activities. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria for a bank holding company to engage in such activities. A savings and loan holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible.

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

Index

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

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. However, as discussed more fully above under the section entitled “Basel Committee on Banking Supervision,” on July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule becomes effective on January 1, 2015. The Dodd-Frank Act also requires the Federal Reserve Board to promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Index

On December 12, 2013, the MHC received notice from the Federal Reserve Board that it did not object to the waiver of dividends to be paid by the Company in the twelve months following MHC member approval of the dividend waiver, which occurred on November 12, 2013.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of Northeast Community Bancorp, MHC, Northeast Community Bancorp and Northeast Community Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Kenneth A. Martinek	Chief Executive Officer of the MHC, the Company and the Bank
Jose Collazo	President and Chief Operating Officer of the MHC, the Company and the Bank

Donald S. Hom	Executive Vice President, Chief Financial Officer and Treasurer of the MHC, the Company and the Bank

Index

ITEM 1A.	RISK FACTORS

Our non-performing assets could expose us to increased risk of loss, which may negatively affect our earnings.

Our non-performing assets have remained at elevated levels over the past few years as a result of the economic recession. At December 31, 2013, we had total non-performing assets of $8.7 million, or 1.9% of total assets, a $423,000 increase from December 31, 2012 and a $12.4 million decrease from December 31, 2011. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments in real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Northeast Community Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At December 31, 2013, our allowance for loan losses amounted to 1.1% of total loans outstanding and 86.1% of nonperforming loans.

Our emphasis on multi-family residential, mixed-use and non-residential real estate lending and our recent expansion into commercial and industrial lending, construction loans, and participation in construction loans could expose us to increased lending risks.

Our primary business strategy centers on continuing our emphasis on multi-family, mixed-use, and non-residential real estate loans. At December 31, 2013, $321.4 million, or 86.6%, of our loan portfolio consisted of multi-family residential, mixed-use and non-residential real estate loans. As a result, our credit risk profile is generally higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

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

As with loans secured by multi-family, mixed-use and non-residential real estate, commercial and industrial loans tend to be of higher risk than one- to four-family residential mortgage loans. We seek to minimize the risks involved in commercial and industrial lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees, whenever possible. However, the capacity of a borrower to repay a commercial and industrial loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results. At December 31, 2013, $31.3 million, or 8.4%, of our loan portfolio consisted of commercial and industrial loans.

Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. We have sought to minimize these risks by limiting the amount of construction loans outstanding at any time, by limiting our construction loans to borrowers who have in effect pre-sold their construction project, and by limiting our construction loans to multi-family and single family projects. At December 31, 2013, $6.6 million, or 1.8%, of our loan portfolio consisted of construction loans.

Index

Our participation interests in construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. We have eliminated the risks involved in purchased participation construction loans by no longer engaging in these transactions.

At December 31, 2013, we had three construction loan participations that we purchased in August 2007 that subsequently converted into permanent loans in 2012 with an aggregate outstanding balance of $5.9 million at December 31, 2013. This balance represents our 25% participation ownership in the loans, which are secured by a hotel. We currently do not buy participation interests in construction loans.

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. Our allowance for loan losses amounted to 1.1% of total loans outstanding and 86.1% of nonperforming loans at December 31, 2013. Our allowance for loan losses at December 31, 2013 may not be sufficient to cover loan losses. A large loss or series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

Index

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets, a general economic downturn and a tepid economic recovery, both nationally and in our primary market areas. As a result, commercial as well as consumer loan portfolio performances deteriorated at many institutions and have not fully recovered, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

• economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;

• market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

• the processes that we use to estimate our allowance for loan losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

• the value of our securities portfolio may decline; and

• we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

Strong competition within our primary market area and our lending territory could hurt our profits and slow growth.

We face intense competition both in making loans in our lending territory and attracting deposits in our primary market area. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2013, the most recent date for which information is available from the FDIC, we held approximately 0.01% of the deposits in New York County, New York, approximately 0.56% and 0.06% of the deposits in Bronx and Westchester Counties, New York, respectively, and 0.20%, 0.62%, 0.11% and 0.04% of the deposits in Essex, Plymouth, Norfolk and Middlesex Counties, Massachusetts, respectively. Competition also makes it more difficult to hire and retain experienced employees. Some of the banks with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory.

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

Index

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

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1 and total capital requirements, resulting in a require common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Regulatory reform legislation may have a material effect on the value of our stock.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

• changes to regulatory capital requirements;

• creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

• potential limitations on federal preemption;

Index

• changes to deposit insurance assessments;

• regulation of debit interchange fees we earn;

• changes in retail banking regulations, including potential limitations on certain fees we may charge; and

• changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock. See “Regulation and Supervision – Federal Banking Regulation – Capital Requirements” for a discussion of regulatory capital requirements.

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

Index

The MHC has received the approval of the Federal Reserve Board to waive dividends paid by the Company during the 12 months following November 12, 2013. It is expected that the MHC will continue to waive future dividends, except to the extent dividends are needed to fund the MHC’s continuing operations, and subject to the ability of the MHC to obtain regulatory approval in the future of its requests to waive dividends.

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

We are subject to a variety of operational risks, environmental, legal and compliance risks, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can also result in negative public opinion about our other businesses.

If personal, non-public, confidential or proprietary information of customers in our possession were to be misappropriated, mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, erroneously providing such information to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or the interception or inappropriate acquisition of such information by third parties.

Index

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in our diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

We conduct our business through our main office, a main office annex, eight other full-service branch offices, two loan production offices, and our investment advisory and financial planning services office located in Westport, Connecticut. The following table sets forth certain information relating to these facilities as of December 31, 2013.

	Year	Date of Lease	Owned/
Location	Opened	Expiration	Leased	Net Book Value
	(Dollars in thousands)
Corporate Headquarters and Main Office Annex:
325 Hamilton Avenue	1994	N/A	Owned	$935
White Plains, New York 10601

55 Church Street	2012	3/31/2017	Leased	-
White Plains, New York 10601

Branch Offices and Loan Production Office:
1470 First Avenue	2006	7/30/2014	Leased	-
New York, NY 10021 (1)

590 East 187th Street	1972	N/A	Owned	434
Bronx, New York 10458

242 West 23rd Street	1996	N/A	Owned/Leased	721
New York, NY 10011 (2)

1751 Second Avenue	1978	9/30/2015	Leased	18
New York, NY 10128

87 Elm Street	2009	N/A	Owned	1,479
Danvers, MA 01923

8 No. Park Avenue	2009	N/A	Owned	1,727
Plymouth, MA 02360

35 Edgell Road	2012	N/A	Owned	2,243
Framingham, MA 01701

66 Elm Street	2011	N/A	Owned	959
Danvers, MA 01923 (3)

281 Quincy Avenue	2012	N/A	Owned	2,132
Quincy, MA 02169

Other Properties:
1353-55 First Avenue	1946	2109	Leased	-
New York, NY 10021 (4)

830 Post Road East	2007	7/31/2015	Leased	-
Westport, Connecticut 06880

(1)	The Company has temporarily relocated its branch office at 1353-55 First Avenue to this property due to the sale and renovation of the building located at 1353-55 First Avenue. See footnote 4 below.
(2)	This property is owned by us, but is subject to a 99 year land lease, the term of which expires in 2084.
(3)	Loan production office.
(4)	In June 2007, the Company sold this building and temporarily relocated its branch office located at 1353-55 First Avenue to 1470 First Avenue, New York, New York, while 1353-55 First Avenue is being renovated. On June 30, 2007, the Bank entered into a 99 year lease agreement for office space on the first floor of the building at 1353-55 First Avenue so that the Bank may continue to operate a branch office at this location after the building has been renovated. The lease will commence upon completion of construction at 1353-55 First Avenue. Construction on the 1353-1355 property has begun with a scheduled completion date of late 2014.

Index

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the Company, the MHC and each of the directors of the Company and the MHC. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC. As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. A motion to dismiss the Complaint was filed on December 14, 2011. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012 Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second step conversion or permitting disinterested consideration by new, independent board members of a second step conversion. Stilwell asserted claims against the MHC, as majority shareholder of the Company, for breach of fiduciary duty and for aiding and abetting the directors’ alleged  breach of fiduciary duty. The Company, filed a motion to dismiss on February 1, 2013.  Stilwell filed his opposition on March 8, 2013, and the Company filed its reply brief on March 29, 2013. The Court held a hearing on the motion on June 12, 2013. On October 23, 2013, the Court denied the motion to dismiss, holding the Court could not say that Stilwell had not alleged a viable claim, and thus the Court allowed the lawsuit against the Company’s directors and the MHC to proceed.

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

	Dividends	High	Low
2013:
First Quarter	$0.03	$5.60	$5.25
Second Quarter	0.03	6.79	5.40
Third Quarter	0.03	7.00	6.15
Fourth Quarter	0.03	8.00	7.00

2012:
First Quarter	$0.03	$7.29	$5.49
Second Quarter	0.03	6.33	5.09
Third Quarter	—	5.61	5.00
Fourth Quarter	0.03	5.64	5.01

Northeast Community Bancorp, MHC, the Company’s majority stockholder, has waived receipt of all dividends declared by the Company. During 2013, the aggregate amount of dividends waived was $873,000. On a cumulative basis, $5,237,000 of such dividends have been waived through December 31, 2013.

As of February 28, 2014, there were approximately 259 holders of record of the Company’s common stock.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2013:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Program	Programs

October 1 to
October 31.	—	—	—	—

November 1 to
November 30.	—	—	—	—

December 1 to
December 31.	77,800	$7.40	77,800	190,750
Total	77,800	$7.40	77,800	190,750

On November 26, 2013, the Company announced that its Board of Directors approved the repurchase for up to 268,550 shares of the Company’s outstanding common stock held by persons other than the MHC.

Index

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009

	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$458,225	$444,224	$489,289	$466,008	$527,276
Cash and cash equivalents	31,531	49,242	82,583	44,453	88,718
Securities held to maturity	8,444	11,987	16,099	19,858	11,845
Securities available for sale	113	129	149	162	176
Loans receivable, net	367,825	333,787	350,894	364,798	386,266
Bank owned life insurance	20,490	19,852	16,736	16,145	10,522
Deposits	325,209	318,120	353,636	326,830	379,518
Federal Home Loan Bank advances	21,000	15,000	20,000	25,000	35,000
Total stockholders’ equity	104,168	103,849	107,065	108,139	107,448

Operating Data:
Interest income	$18,552	$20,028	$22,151	$24,642	$24,373
Interest expense	3,192	3,763	5,177	8,435	10,092
Net interest income	15,360	16,265	16,974	16,207	14,281
Provision for loan losses	(554)	5,623	1,113	3,487	7,314
Net interest income after provision for loan losses	15,914	10,642	15,861	12,720	6,967
Gain (loss) on sale of premises, equipment and deposits
deposits	(1)	(9)	10	1,924	—
Other noninterest income	1,990	2,588	1,882	1,718	1,498
Noninterest expenses	16,366	18,036	14,201	13,590	13,893
Income (loss) before provision (benefit) for income taxes
taxes	1,537	(4,815)	3,552	2,772	(5,428)
Income tax (benefit) provision	400	(2,301)	1,197	904	(2,812)
Net income (loss)	$1,137	$(2,514)	$2,355	$1,868	$(2,616)
Net income (loss) per share – basic and diluted	$0.09	$(0.20)	$0.19	$0.15	$(0.20)
Dividends declared per share	$0.12	$0.09	$0.12	$0.12	$0.12

Index

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Performance Ratios:
Return on average assets	0.26%	(0.54)%	0.51%	0.37%	(0.54)
Return on average equity	1.08	(2.35)	2.18	1.72	(2.37)
Interest rate spread (1)	3.69	3.50	3.53	2.96	2.49
Net interest margin (2)	3.94	3.76	3.89	3.39	3.08
Noninterest expense to average assets	3.76	3.85	3.07	2.67	2.86
Efficiency ratio (3)	94.33	95.71	75.27	68.47	88.05
Average interest-earning assets to	130.27	129.46	130.26	124.48	127.33
average interest-bearing liabilities
Average equity to average assets	24.07	22.81	23.37	21.30	22.77

Capital Ratios - Bank:
Tangible capital	18.05	18.39	18.02	18.41	16.01
Core capital	18.05	18.39	18.02	18.41	16.01
Total risk-based capital	24.17	25.38	31.30	29.84	27.70

Asset Quality Ratios:
Allowance for loan losses as a percent of	1.08	1.38	2.07	2.06	1.72
total loans
Allowance for loan losses as a percent of	86.05	117.41	36.19	35.07	33.41
non-performing loans
Net charge-offs to average outstanding	0.03	2.37	0.37	0.67	0.62
loans during the period
Non-performing loans as a percent	1.26	1.17	5.72	5.87	5.14
of total loans

Other Data:
Number of:
Real estate loans outstanding	495	457	449	468	497
Deposit accounts	11,304	12,028	12,170	13,042	15,781
Offices (4)	13	13	10	9	10

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	At December 31, 2013, includes our main office, a main office annex, our eight other full-service branch office, our future First Avenue, New York office, our loan production office, our investment advisory service office in Westport, Connecticut.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Advertising expenses include expenses for print, promotions, third-party marketing services and premium items. Federal insurance premiums are payments we make to the FDIC for insurance of our deposit accounts. Real estate owned expenses include expenses for real estate taxes, water and sewer charges, and maintenance of the property.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the NYDFS and FDIC, as an integral part of their examination process, periodically reviews our allowance for loan losses. The NYDFS and FDIC could require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 6 of the notes to the consolidated financial statements included elsewhere in this filing.

Index

Balance Sheet Analysis

Overview. Total assets at December 31, 2013 increased by $14.0 million, or 3.2%, to $458.2 million from total assets of $444.2 million at December 31, 2012. The increase was primarily due to increases of $34.0 million in loans receivable, net, $1.7 million in certificates of deposits at other financial institutions, $638,000 in bank owned life insurance, $291,000 in accrued interest receivable, and $239,000 in Federal Home Loan Bank stock, offset by decreases of $17.7 million in cash and cash equivalents, $3.5 million in investment securities held-to-maturity, $664,000 in premises and equipment, $334,000 in goodwill, $333,000 in other assets, and $286,000 in real estate owned.

The increase in total assets was funded by increases of $7.1 million in deposits, $6.0 million in Federal Home Loan Bank advances, $471,000 in advance payments by borrowers for taxes and insurance, and $122,000 in accounts payable and accrued expenses. As of December 31, 2013, the Company had stockholders equity of $104.2 million, or 22.7% of assets on a consolidated basis,.

In 2010, we proactively reduced mortgage origination levels for mixed-use and non-residential real estate loans, based on our unwillingness to offer rates and terms on loan products that, in our opinion, do not accurately reflect the risk associated with particular loan types in the current economic and real estate environment. During the second half of 2011 and into 2012 and 2013, we began increasing our origination of loans secured by real-estate. In 2012, we commenced the origination of construction loans secured by multi-family and non-residential properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by multi-family residential real estate, mixed-use real estate and non-residential real estate. To a much lesser extent, we originate commercial and industrial and consumer loans. At December 31, 2013, loans receivable, net, totaled $367.8 million, an increase of $34.0 million, or 10.2%, from total loans receivable, net, of $333.8 million at December 31, 2012.

The largest segment of our real estate loans is multi-family residential loans. As of December 31, 2013, these loans totaled $188.9 million, or 50.9% of our total loan portfolio, compared to $178.6 million, or 52.9% of our total loan portfolio at December 31, 2012. As of December 31, 2013, mixed-use loans totaled $50.5 million, or 13.6% of our total loan portfolio, compared to $41.9 million, or 12.4% of our total loan portfolio at December 31, 2012. Non-residential real estate loans totaled $82.0 million, or 22.1% of our total loan portfolio at December 31, 2013, compared to $82.3 million, or 24.4% of our total loan portfolio at December 31, 2012. At December 31, 2013 and 2012, one- to four-family residential real estate loans totaled $11.8 million and $7.8 million, or 3.2% and 2.3% of our total loan portfolio, respectively.

Our originated construction loan portfolio totaled $6.6 million, net of loans in process of $10.6 million, or 1.8% of our loan portfolio at December 31, 2013 compared to $841,000, net of loans in process of $5.2 million, or 0.3% of our total loan portfolio at December 31, 2012. The increase in construction loans was due to our expansion in the Massachusetts construction market through the origination of construction loans secured by multi-family and single family properties. In addition, in the latter part of 2013 we entered the New York construction market through the origination of construction loans secured by multi-family properties located in New York State.

At December 31, 2013, the six Massachusetts construction loans had an aggregate balance of $5.0 million, net of loans in process of $2.7 million, and the four New York construction loans had an aggregate balance of $1.6 million, net of loans in process of $7.9 million. All ten construction loans were performing according to their terms at December 31, 2013.

Index

The largest outstanding construction loan had a balance of $3.7 million, net of loans in process of $1.2 million, and was performing according to its terms at December 31, 2013. This loan is secured by a condominium building located in Danvers, Massachusetts and will be paid-off upon completion of the construction through a conversion to a permanent loan to be purchased by the Massachusetts Housing Authority.

At December 31, 2013, our commercial and industrial loan portfolio totaled $51.6 million in committed loans, with $31.3 million drawn against such commitments, compared to $48.7 million in committed loans, with $26.3 million drawn against such commitments at December 31, 2012.

We also originate several types of consumer loans consisting of personal consumer loans, loans secured by savings accounts or certificates of deposit (share loans), and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. Consumer loans totaled $161,000 and represented 0.04% of total loans at December 31, 2013 compared to $77,000, or 0.02%, of total loans at December 31, 2012.

Index

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Residential Real Estate:
One- to four-family	$11,752	3.17%	$7,761	2.30%	$627	0.18%	$211	0.06%	$244	0.06
Multi-family(1)	188,923	50.89	178,644	52.88	189,253	52.93	190,042	51.15	201,059	51.30
Mixed-use(1)	50,467	13.60	41,895	12.40	51,229	14.33	55,244	14.87	59,779	15.25
Total residential real estate loans	251,142	67.66	228,300	67.58	241,109	67.43	245,497	66.08	261,082	66.61

Non-residential real estate (1)	81,985	22.09	82,312	24.37	83,602	23.38	100,925	27.16	105,194	26.84
Total real estate	333,127	89.75	310,612	91.95	324,711	90.81	346,422	93.24	366,276	93.45

Construction	6,568	1.77	841	0.25	9,065	2.54	12,913	3.48	15,121	3.86
Commercial and industrial	31,345	8.44	26,274	7.78	23,725	6.64	12,140	3.27	10,400	2.65

Consumer:
Overdraft lines of credit	32	0.01	34	0.01	44	0.01	48	0.01	60	0.02
Passbook	11	—	28	0.01	24	0.01	15	—	90	0.02
Consumer	118	0.03	15	—	—	—	—	—	—	—
Total consumer	161	0.04	77	0.02	68	0.02	63	0.01	150	0.04
Total loans	371,201	100.00%	337,804	100.00%	357,569	100.00%	371,538	100.00%	391,947	100.00

Net deferred loan costs	639		629		722		907		1,052
Allowance for losses	(4,015)		(4,646)		(7,397)		(7,647)		(6,733)
Loans, net	$367,825		$333,787		$350,894		$364,798		$386,266

(1)	Includes equity lines of credit that we originate on properties on which we hold the first mortgage.

Index

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loans repricing or maturing during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2013
		Non-	Commercial
	Residential	Residential	and		Consumer
	Real Estate	Real Estate	Industrial	Construction	and other	Total

	(In thousands)
One year or less	$35,592	$11,389	$23,225	$4,639	$43	$74,888
More than one year to five years	186,120	54,813	3,986	1,929	12	246,860
More than five years	29,430	15,783	4,134	—	106	49,453
Total	$251,142	$81,985	$31,345	$6,568	$161	$371,201

The following table sets forth the dollar amount of all loans at December 31, 2013 that are due after December 31, 2014 and have either fixed or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Residential real estate:
One- to four-family	$2,318	$9,399	$11,718
Multi-family	8,629	156,198	164,827
Mixed-use	2,007	36,998	39,005
Non-residential real estate	7,063	63,533	70,596
Construction	490	1,439	1,929
Commercial and industrial	8,120	—	8,120
Consumer	118	—	118
Total	$28,745	$267,567	$296,313

Index

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2013	2012	2011	2010	2009

	(In thousands)
Total loans at beginning of period	$337,804	$357,569	$371,538	$391,947	$364,335
Loans originated:
Residential real estate:
One- to four-family	3,235	9,385	450	—	—
Multi-family	44,510	30,745	34,505	5,210	22,423
Mixed-use	14,947	5,863	1,550	—	7,922
Non-residential real estate	9,935	14,597	7,043	420	6,920
Construction	12,904	5,996	—	—	—
Commercial and industrial	4,950	5,701	8,728	2,558	3,026
Consumer	112	16	—	—	35
Total loans originated	90,593	72,303	52,276	8,188	40,326
Construction loan participation purchased	—	—	—	—	5,198
Deduct:
Loan principal repayments	57,091	83,579	62,527	25,979	17,583
Charge offs	105	8,489	1,375	2,618	2,446
Total deductions	57,196	92,068	63,902	28,597	20,029
Other increases (decreases), net	—	—	(2,343)	—	2,117
Total loans at end of period	$371,201	$337,804	$357,569	$371,538	$391,947

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities and Federal Home Loan Bank of New York (FHLB”) stock. Securities decreased by $3.6 million, or 29.4%, from $12.1 million at December 31, 2012, to $8.6 million at December 31, 2013. The decrease was primarily due to maturities and repayments of $3.5 million, partially offset by an increase in FHLB stock of $239,000, or 17.6%, to $1.6 million at December 31, 2013 from $1.4 million at December 31, 2012. The increase in FHLB stock was due to an increase in borrowings from the FHLB, which increased the required amount of FHLB stock. At December 31, 2013 and December 31, 2012, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Mortgage-backed securities-
residential	$110	$113	$125	$129	$145	$149

Securities held to maturity:
Mortgage-backed securities -
residential	$8,444	$8,738	$11,987	$12,561	$16,099	$16,662
38

Index

The following table sets forth the stated final maturities and weighted average yields of debt securities at December 31, 2013. Certain mortgage-backed securities have adjustable interest rates and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below. At December 31, 2013, mortgage-backed securities with adjustable rates totaled $6.9 million.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(Dollars in thousands)
Securities available for sale:
Mortgage-backed
securities	$—	—%	$—	—%	$24	2.08%	$89	2.27%	$113	2.23%

Securities held to maturity:
Mortgage-backed
securities	$—	—%	$74	2.42%	$131	2.11%	$8,239	3.47%	$8,444	3.44%

Index

Deposits. Our primary source of funds is retail deposit accounts which are comprised of savings accounts, demand deposits and certificates of deposit held primarily by individuals and businesses within our primary market area and to a small extent, non-broker certificates of deposit gathered through two nationwide certificate of deposit listing services. The non-broker certificates of deposits were accepted from banks, credit unions, non-profit organizations and certain corporations in amounts greater than $75,000 and less than $250,000. Although we curtailed the use of the certificate of deposit listing services in 2010, we resumed the use of these services in 2011 by obtaining $10.0 million in non-broker certificates of deposits. In an effort to reduce reliance on these higher cost funds, the Company allowed these non-broker certificates of deposits to mature without renewal in 2012.

We resumed the use of these services in December 2013 by obtaining $9.7 million in non-broker certificates of deposits due to a need to increase liquidity to fund loan originations and to diversify the sources of funds. As a result, these non-broker certificates of deposits have increased to $9.7 million, or 3.0% of total deposits at December 31, 2013 compared to $746,000, or 0.2% of total deposits, at December 31, 2012.

Deposits increased by $7.1 million, or 2.2%, in the year ended December 31, 2013. The increase in deposits was primarily attributable to efforts by the Company to increase liquidity to fund loan originations, to increase reliance on noninterest bearing demand deposits and long term certificates of deposits, and to decrease reliance on short term rate sensitive NOW and money market deposits. This resulted in increases of $5.4 million in noninterest bearing demand deposits, $3.5 million in certificates of deposits, and $752,000 in savings accounts, offset by a decrease of $2.5 million in NOW and money market deposit accounts.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

NOW and money market deposit accounts	$60,334	18.55%	$62,868	19.80%	$115,411	32.60%
Savings accounts	85,156	26.19	84,404	26.50	80,548	22.80
Noninterest bearing demand deposits	28,310	8.70	22,932	7.20	15,046	4.30
Certificates of deposit	151,409	46.56	147,916	46.50	142,631	40.30

Total	$325,209	100.0%	$318,120	100.0%	$353,636	100.0%

The Company had $980,000 at December 31, 2013 and $981,000 at December 31, 2012 in Certificate of Deposit Account Registry Service (“CDARS”) reciprocal certificates of deposits that were fully-insured brokered deposits as defined in the FDIC call report instructions. The CDARS certificates of deposits were obtained from one retail depositor and then transferred into the CDARS Network in order to obtain full FDIC insurance coverage for our customer. These types of deposits are known in the CDARS Networks as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

The following table indicates the amount of certificates of deposit with balances over $100,000 by time remaining until maturity as of December 31, 2013. We do not solicit jumbo certificates of deposit nor do we offer special rates for jumbo certificates. The minimum deposit to open a certificate of deposit ranges from $500 to $2,500.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$2,066
Over three through six months	7,014
Over six through twelve months	26,006
Over twelve months	54,613
Total	$89,699

Index

Borrowings. We may utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements. Advances from the FHLB increased to $21.0 million as of December 31, 2013 from $15.0 million FHLB advances outstanding as of December 31, 2012.

The contractual maturities of FHLB advances at December 31, 2013 are as follows:

		Weighted
		Average
	Amount	Interest Rate
Advances maturing in:
One year or less	$16,000	1.45%
After one to two years	2,000	0.68
After two to three years	3,000	1.03
	$21,000	1.32%

Stockholders’ Equity. Stockholders’ equity increased by $319,000, or 0.3%, to $104.2 million at December 31, 2013, from $103.8 million at December 31, 2012. The increase was primarily due to comprehensive net income of $1.3 million and $164,000 for ESOP shares earned for the period, partially offset by cash dividends declared of $602,000 and treasury stock purchase of $579,000.

On December 12, 2013, Northeast Community Bancorp, MHC, the Company’s majority stockholder, received notice from the Federal Reserve Board that it did not object to the waiver of dividends paid by the Company in the twelve months following MHC member approval of the dividend waiver, which occurred on November 12, 2013. See “Risk Factors—The amount of dividends we pay on our common stock, if any, may be limited by the ability of NorthEast Community Bancorp, MHC to waive receipt of dividends.”

Results of Operations for the Years Ended December 31, 2013 and 2012

Overview.

	2013	2012	% Change
	(Dollars in thousands)
Net income (loss)	$1,137	$(2,514)	145.23%
Return on average assets	0.26%	(0.54)%	148.15
Return on average equity	1.08%	(2.35)%	145.96
Average equity to average assets	24.07%	22.81%	5.5

Net income for the year ended December 31, 2013 increased by $3.7 million, or 145.2%, to $1.1 million from a net loss of $2.5 million in 2012. The increase was primarily the result of decreases in the provision for loan losses and non-interest expense, offset by decreases in net interest income and non-interest income and an increase in income taxes.

Net Interest Income. Net interest income decreased by $905,000, or 5.6%, to $15.4 million for the year ended December 31, 2013, from $16.3 million for the year ended December 31, 2012. The decrease in net interest income resulted from a decrease of $1.5 million in interest income that exceeded a decrease of $571,000 in interest expense.

The decrease in interest income was due to decreases in the average balance and yield of our interest earning assets, primarily loans receivable, securities, and other interest-earning assets. In this regard, the average balance of our interest earning assets decreased by $42.9 million, or 9.9%, to $390.1 million for the year ended December 31, 2013 from $433.0 million for the year ended December 31, 2012.

Index

The net interest spread increased by 19 basis points to 3.69% for the year ended December 31, 2013 from 3.50% for the year ended December 31, 2012. The net interest margin increased by 18 basis points to 3.94% for the year ended December 31, 2013 from 3.76% for the year ended December 31, 2012. The increase in the net interest rate spread and the net interest margin in 2013 compared to 2012 was due to an increase in the yield on our interest-earning assets coupled with a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets increased by 13 basis points to 4.76% for the year ended December 31, 2013 from 4.63% for the year ended December 31, 2012 and the cost of our interest-bearing liabilities decreased by 6 basis points to 1.07% for the year ended December 31, 2013 from 1.13% for the year ended December 31, 2012. The increase in the yield on our interest earning assets was due to a decrease in other interest-earning assets, resulting in a shift in the composition of interest-earning assets whereby higher yielding loans receivable represented a larger percentage of total interest-earning assets for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease in the cost of our interest-bearing liabilities was due to our decision to reduce interest rates offered on our deposits.

Total interest income decreased by $1.5 million, or 7.4%, to $18.6 million for the year ended December 31, 2013 from $20.0 million for the year ended December 31, 2012. Interest income on loans decreased by $1.3 million, or 6.7%, to $18.2 million for 2013 from $19.5 million for 2012 as a result of a decrease of 27 basis points in the average yield on loans to 5.26% for 2013 from 5.53% for 2012 and a decrease in the average balance of loans receivable. The average balance of loans receivable decreased by $6.5 million, or 1.8%, to $346.4 million at December 31, 2013 from $352.9 million at December 31, 2012. The decrease in the average balance and yield of our loans receivable was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio.

Interest income on securities decreased by $155,000, or 32.0%, to $329,000 for 2013 from $484,000 for 2012 as a result of a decrease of 17 basis points in the average yield on securities to 2.91% for 2013 from 3.08% for 2012 and a decrease in the average balance of securities. The average balance of securities decreased by $4.4 million, or 28.0%, to $11.3 million at December 31, 2013 from $15.7 million at December 31, 2012. The decrease in the yield on our securities was due to the re-pricing of the yield of our adjustable rate investment securities and a decrease in the FHLB stock yield from 4.5% in 2012 to 4.2% in 2013. The decrease in the average balance on our securities was due to the principal repayments on investment securities.

Interest income on other interest-earning assets decreased by $21,000, or 61.8%, to $13,000 for 2013 from $34,000 for 2012 as a result of a decrease of 1 basis points in the average yield on other interest-earning assets to 0.04% for 2013 from 0.05% for 2012 and a decrease in the average balance of other interest-earning assets. The average balance of other interest-earning assets decreased by $32.0 million, or 49.7%, to $32.4 million at December 31, 2013 from $64.4 million at December 31, 2012. The decline in the yield was due to the maturity of higher yielding certificates of deposits at other financial institutions. The decrease in the average balance of other interest-earning assets was due to decreases in the average balance of cash equivalents to fund loan originations.

Total interest expense decreased by $571,000, or 15.2%, to $3.2 million for the year ended December 31, 2013 from $3.8 million for the year ended December 31, 2012. Interest expense on deposits decreased by $254,000, or 7.9%, to $3.0 million for the year ended December 31, 2013 from $3.2 million for the year ended December 31, 2012. During this same period, the average interest cost of deposits remained the same at 1.01% for the year ended December 31, 2013 and December 31, 2012.

The decrease in interest expense on deposits was due to a decrease of $26.0 million, or 8.2%, in the average balance of interest-bearing deposits to $292.5 million for the year ended December 31, 2013 from $318.5 million for the year ended December 31, 2012. The decrease in the average balance of interest-bearing deposits was due to decreases in the average balance of our interest-bearing demand deposits and interest-bearing savings and club accounts, offset by increases in the average balance of our interest-bearing certificates of deposits. The decrease in the average balances of our interest-bearing demand deposits and interest-bearing savings and club accounts was due to our decision to reduce the interest rates offered on these deposits. The increase in the average balance of our interest-bearing certificates of deposit was due to offering competitive interest rates in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012.

Index

The interest expense of our interest-bearing demand deposits decreased by $278,000, or 55.9%, to $219,000 for the year ended December 31, 2013 from $497,000 for the year ended December 31, 2012. The decrease in interest expense in our interest-bearing demand deposits was due to our decision to reduce the interest rates on interest-bearing demand deposits that resulted in a 19 basis point decrease in the average interest cost to 0.35% for the year ended December 31, 2013 from 0.54% for the year ended December 31, 2012. The decrease in interest expense on our interest-bearing demand deposits was also due to a decrease of $29.9 million, or 32.5%, in the average balance of our interest-bearing demand deposits to $62.2 million for the year ended December 31, 2013 from $92.1 million for the year ended December 31, 2012.

The interest expense of our interest-bearing savings and club deposits decreased by $113,000, or 20.3%, to $445,000 for the year ended December 31, 2013 from $558,000 for the year ended December 31, 2012. The decrease in interest expense in our interest-bearing savings and club deposits resulted from our decision to reduce the interest rates on interest-bearing savings and club deposits that resulted in a 10 basis point decrease in the average interest cost to 0.54% for the year ended December 31, 2013 from 0.64% for the year ended December 31, 2012. The decrease in interest expense on our interest-bearing savings and club deposits was also due to a decrease of $4.5 million, or 5.2%, in the average balance of our interest-bearing savings and club deposits to $83.0 million for the year ended December 31, 2013 from $87.5 million for the year ended December 31, 2012.

The interest expense of our interest-bearing certificates of deposit increased by $137,000, or 6.3%, to $2.3 million for the year ended December 31, 2013 from $2.2 million for the year ended December 31, 2012. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $8.4 million, or 6.1%, in the average balance of our interest-bearing certificates of deposit to $147.3 million for the year ended December 31, 2013 from $138.9 million for the year ended December 31, 2012. The increase in the average balance of our interest-bearing certificates of deposit and the average interest cost was due to offering competitive interest rates in connection with the opening of two new branches in Framingham and Quincy, Massachusetts during the latter part of the third quarter of 2012. The average interest cost of certificates of deposits remained the same at 1.55% for the year ended December 31, 2013 and December 31, 2012.

Interest expense on borrowings decreased by $317,000, or 56.8%, to $241,000 for the year ended December 31, 2013 from $558,000 for the year ended December 31, 2012. The decrease was primarily due to a decrease of $8.9 million, or 56.0%, in the average balance of borrowed money to $7.0 million for the year ended December 31, 2013 from $16.0 million for the year ended December 31, 2012. The decrease was also due to a decrease of 5 basis points in the cost of borrowed money to 3.44% for the year ended December 31, 2013 from 3.49% for the year ended December 30, 2012 due primarily to the maturity and repayment of higher costing FHLB advances from 2012 to 2013 and the origination of new lower costing FHLB advances in the latter part of 2013.

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

Index

	Year Ended December 31,
	2013			2012			2011
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$346,449	$18,210	5.26%	$352,912	$19,510	5.53%	$369,188	$21,423	5.80%
Securities	11,305	329	2.91	15,704	484	3.08	20,781	687	3.31
Other interest-earning assets	32,394	13	0.04	64,399	34	0.05	46,825	41	0.09
Total interest-earning assets	390,148	18,552	4.76	433,015	20,028	4.63	436,794	22,151	5.07
Allowance for loan losses	(4,305)			(5,785)			(7,768)
Noninterest-earning assets	49,535			41,740			33,440
Total assets	$435,378			$468,970			$462,466

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$62,181	$219	0.35%	$92,110	$497	0.54%	$82,587	$698	0.85%
Savings and club accounts	82,976	445	0.54	87,505	558	0.64	62,093	424	0.68
Certificates of deposit	147,307	2,287	1.55	138,895	2,150	1.55	167,603	3,425	2.04
Total interest-bearing deposits	292,464	2,951	1.01	318,510	3,205	1.01	312,283	4,547	1.46

Borrowings	7,033	241	3.43	15,971	558	3.49	23,034	630	2.74
Total interest-bearing liabilities	299,497	3,192	1.07	334,481	3,763	1.13	335,317	5,177	1.54

Noninterest-bearing demand	23,234			19,715			12,027
Other liabilities	7,834			7,814			7,033
Total liabilities	330,565			362,010			354,377

Stockholders’ equity	104,813			106,960			108,089
Total liabilities and
Stockholders’ equity	$435,378			$468,970			$462,466
Net interest income		$15,360			$16,265			$16,974
Interest rate spread			3.69%			3.50%			3.53%
Net interest margin			3.94%			3.76%			3.89%
Net interest-earning assets	$90,651			$98,534			$101,477
Interest-earning assets to interest-bearing liabilities	130.27%			129.46%			130.26%

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

Index

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$(353)	$(947)	$(1,300)	$(923)	$(990)	$(1,913)
Investment securities	(129)	(26)	(155)	(159)	(44)	(203)
Other interest-earning assets	(14)	(7)	(21)	12	(19)	(7)
Total interest-earning assets	(496)	(980)	(1,476)	(1,070)	(1,053)	(2,123)

Interest expense:
Interest-bearing demand deposits	(134)	(144)	(278)	73	(274)	(201)
Savings accounts	(28)	(85)	(113)	164	(30)	134
Certificates of deposit	131	5	137	(528)	(747)	(1,275)
Borrowings	(308)	(8)	(317)	(221)	149	(72)
Total interest-bearing liabilities	(339)	(232)	(571)	(512)	(902)	(1,414)
Net change in interest income	$(157)	$(748)	$(905)	$(558)	$(151)	$(709)

Provision for Loan Losses. We recorded a reduction to the allowance for loan losses of $554,000 and a provision for loan losses of $5.6 million during the years ended December 31, 2013 and 2012, respectively. During 2013, we charged-off $105,000 against two non-performing non-residential mortgage loans to reduce the aggregate carry value to $2.8 million as of December 31, 2013. During 2012, we charged-off $8.5 million against 29 non-performing loans to reduce the aggregate carrying value to $11.2 million as of December 31, 2012. The primary reason for the decreased provision during 2013 was an improving economy and substantial improvements in the multi-family, mixed-use and non-residential real estate markets in the New York and Massachusetts regions and a decrease in our borrowers requesting assistance through modification of loan terms. We recorded recoveries of $27,000 and $115,000 during the years ended December 31, 2013 and December 31, 2012, respectively.

The Company’s director of special assets continues to monitor our loan portfolio and reviews at least quarterly and, more frequently, if necessary all non-performing loans, potential non-performing loans, and restructured loans. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. The following table shows the components of noninterest income for the years ended December 31, 2013 and 2012.

			% Change
	2013	2012	2013/2012
	(Dollars in thousands)
Other loan fees and service charges	$601	$1,080	(44.4)%
Loss on dispositions of premises and equipment	(1)	(9)	(88.9)
Earnings on bank owned life insurance	638	616	3.4
Investment advisory fees	729	877	(16.9)
Other	22	15	57.1
Total	$1,989	$2,579	(22.9)%

The decrease in noninterest income was primarily due to decreases of $479,000 in other loan fees and service charges, $148,000 in investment advisory fee income, and $8,000 in net loss on disposition of premises and equipment, offset by increases of $22,000 in earnings on bank owned life insurance and $8,000 in other non-interest income.

Index

The decrease in other loan fees and service charges was due to a decrease of $523,000 in mortgage broker fee income, offset by an increase of $51,000 in commercial and industrial loan fee income. The decrease in mortgage broker fee income was due to the elimination of the 1-4 family residential mortgage loan brokerage department and the termination of the related staff in January 2013. The decrease in investment advisory fee income was due to the termination in late 2012 of a staff member who specialized in insurance products.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
			% Change
	2013	2012	2013/2012
	(Dollars in thousands)
Salaries and employee benefits	$8,224	$9,332	(11.9)%
Net occupancy expense of premises	1,469	1,323	11.0
Equipment	637	759	(16.1)
Outside data processing	1,046	1,032	1.4
Advertising	59	261	(77.4)
Impairment loss on goodwill	334	227	47.1
REO expenses	425	36	1,080.6
FDIC insurance premiums	392	367	6.8
Service contracts	402	392	2.7
Insurance	222	215	3.2
Audit and accounting	440	288	52.6
Directors compensation	461	405	13.9
Telephone	392	345	13.7
Office supplies and stationary	77	118	(34.7)
Director, officer, and employee expenses	332	725	(54.2)
Legal fees	630	826	(23.8)
Other	824	1,385	(40.5)
Total noninterest expenses	$16,366	$18,036	(9.3)

Non-interest expense decreased by $1.7 million, or 9.3%, to $16.4 million for the year ended December 31, 2013 from $18.0 million for the year ended December 31, 2012. The decrease resulted primarily from decreases of $1.1 million in salaries and employee benefits, $202,000 in advertising expense, and $122,000 in equipment expense, partially offset by increases of $389,000 in real estate expense, $146,000 in occupancy expense, $107,000 in impairment loss on goodwill, $25,000 in FDIC insurance expense, and $14,000 in outside data processing expense.

Salaries and employee benefits, which represented 50.3% of the Company’s non-interest expense for the year ended December 31, 2013, decreased by $1.1 million, or 11.9%, to $8.2 million in 2013 from $9.3 million in 2012. The decrease was due to a decrease in the number of full time equivalent employees to 102 at December 31, 2013 from 123 at December 31, 2012, offset by the staffing of the second New York loan production office that opened in January 2014. The decrease in full time equivalent employees was due to the Company’s efforts to control cost by reducing staff in various departments, including the mortgage brokerage department, the wealth management department, and branch operations during 2013. The decrease in salaries and employee benefits was also due to the resignation of the former chief financial officer in July 2013 that resulted in the forfeiture of certain benefits.

Advertising expense decreased by $202,000, or 77.4%, to $59,000 in 2013 from $261,000 in 2012 and equipment expense decreased by $122,000, or 16.1%, to $637,000 in 2013 from $759,000 in 2012 due to efforts to contain certain marketing and equipment costs. These expenses also decreased due to the opening of the Framingham and Quincy, Massachusetts branch offices in 2012 that resulted in additional marketing cost and the purchases of additional equipment in 2012 compared to no new branch office openings in 2013.

Index

Real estate owned expenses increased by $389,000 due to operating expenses related to two foreclosed properties of which one was sold in June 2013 resulting in a loss of $51,000.

Occupancy expense increased by $146,000, or 11.0%, to $1.5 million for the year ended December 31, 2013 from $1.3 million for the year ended December 31, 2012 due to the addition of the new Framingham and Quincy, Massachusetts branch offices in the latter part of 2012 and payment of arrearage cooperative assessments for the 23rd Street, New York branch office.

During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment of $227,000 previously recorded in 2012 was necessary. As a result, an additional impairment charge of $334,000 was recognized in 2013. The goodwill was recorded in connection with the Hayden Financial Group acquisition in 2007. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.

Outside data processing expense increased by $14,000, or 1.4%, to $1.05 million for the year ended December 31, 2013 from $1.03 million for the year ended December 31, 2012 due primarily to additional services provided in 2013 by the Company’s core data processing vendor as a result of the expansion of the Company’s facilities and services. FDIC insurance expense increased by $25,000, or 6.8%, to $392,000 in 2013 from $367,000 in 2012.

Other non-interest expense decreased by $919,000, or 19.6%, to $3.8 million in 2013 from $4.7 million in 2012 due mainly to decreases of $393,000 in directors, officers and employee expenses, $327,000 in recruitment expenses related to the hiring of additional personnel in the Company’s Headquarters and Massachusetts locations in 2012, $196,000 in legal fees, $141,000 in consulting services, $70,000 in regulatory assessments, $41,000 in office supplies, and $25,000 in donations, offset by increases of $152,000 in audit and accounting fees, $56,000 in directors compensation, $47,000 in telephone expenses, $11,000 in service contracts, and $7,000 in insurance expenses.

Provision for Income Taxes. Income taxes increased by $2.7 million, or 117.4%, to an expense of $400,000 for the year ended December 31, 2013 from a benefit of $2.3 million for the year ended December 31, 2012. The increase resulted primarily from a $6.4 million increase in pre-tax income in 2013 compared to 2012. The effective tax rate was an expense of 26.0% for the year ended December 31, 2013 compared to a benefit of 47.8% for the year ended December 31, 2012.

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We underwrite each mortgage loan application on its merits, applying risk factors to ensure that each transaction is considered on an equitable basis.

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

Index

Non-performing loans and potential non-performing loans were reviewed on a regular basis by management’s Special Assets Group (“SAG”) since 2008. The Board authorized the SAG to address the increase in non-performing loans as a result of the economic and real estate collapse that began in 2008. The Board and Senior Management believe that individual attention for each troubled loan gives that loan the best opportunity of recovery or disposal at the least cost to the Bank. The SAG was comprised of the chief executive officer, a director of special assets who is a loan workout specialist, and one facilities officer specializing in building management.

In mid-2013, the SAG was disbanded due to a decrease in the level of problem loans. The director of special assets is now charged with the mandate to identify problem and potential problem loans in conjunction with the internal loan review process, to evaluate the loan and determine the cause of the problem and whether there is a realistic probability that the loan can be return to a performing status over a reasonable time frame, and to ascertain whether the borrower is willing and able to work with the Bank in an effort to save the loan and their investment.

Once it is determined that the borrower is willing and able to cooperate in the effort, the director of special assets will assume responsibility for the loan and devise a plan to correct the deficiencies. The plan may take the form of a short term forbearance agreement, a moderate or longer term restructure agreement or an A/B note and mortgage split. With the cooperation of the borrower, the director of special assets will implement the plan and monitor its progress to assure as timely a resolution as possible.

We believe the Bank’s and the borrower’s best interests are to work to keep a property viable and performing during difficult economic times, thereby helping to limit loan losses when there is a reasonable expectation that the property will be able to support the original debt once the current crisis has passed. A successful plan will ultimately return the loan to a performing status and the Plan will terminate when the loan is reclassified as performing.

Should a workable plan not be possible, the director of special assets is charged with disposing of the loan as quickly and cost effectively as possible. This may be accomplished through foreclosure, a sale of the note and mortgage or a short sale.

In connection with the above, the Bank has entered into short-term restructuring agreements with various borrowers.

At December 31, 2013, the Bank had fourteen restructured mortgage loans totaling $16.8 million, comprised of five multi-family mortgage loans totaling $5.5 million, one mixed-use mortgage loan totaling $897,000, and eight nonresidential mortgage loans totaling $10.4 million. Except for two nonresidential mortgage loans totaling $1.3 million that are non-performing and nonaccrual, each of the remaining twelve restructured loans was performing under the terms of the restructured agreements at December 31, 2013. Restructuring terms were generally consistent with market terms.

At December 31, 2012, the Bank had eleven restructured mortgage loans totaling $13.4 million, comprised of five multi-family mortgage loans totaling $5.5 million, one mixed-use mortgage loan totaling $916,000, and five nonresidential mortgage loans totaling $7.0 million. Except for two nonresidential mortgage loans totaling $1.2 million that were non-performing and nonaccrual, each of the remaining ten restructured loans were performing under the terms of the restructured agreements at December 31, 2012. Restructuring terms were generally consistent with market terms.

Index

Management reports to the board of directors monthly regarding the amount of loans past-due more than 30 days.

Analysis of Non-performing and Classified Assets. We generally consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. It is generally our policy to continue to accrue interest on past-due loans and loans in foreclosure as long as management determines that these loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to interest only if collection of principal is reasonably assured.

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

Index

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$—	$—	$—	$—	$—
Multi-family	—	1,477	4,229	2,219	5,806
Mixed-use	2,210	—	722	—	—
Non-residential real estate	2,372	2,480	6,634	5,457	14,344
Construction	—	—	7,661	11,575	—
Commercial and industrial	84	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	4,666	3,957	19,246	19,251	20,150

Accruing loans past due 90 days or
more:
Residential real estate:
One- to four-family	—	—	—	—	—
Multi-family	—	—	1,192	2,555	—
Mixed-use	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	—	—	1,192	2,555	—
Total non-performing loans	4,666	3,957	20,438	21,806	20,150

Foreclosed real estate	3,985	4,271	620	933	636
Total non-performing assets	8,651	8,228	21,058	22,739	20,786

Performing troubled debt restructurings	15,535	12,236	14,039	30,893	13,175
Nonaccrual troubled debt restructurings	1,269	1,197	1,435	—	—
Total troubled debt restructurings	16,804	13,433	15,474	30,893	13,175
Less nonaccrual troubled debt
restructuring in total nonaccrual loans	1,269	1,197	1,435	—	—

Troubled debt restructurings and total non-performing assets	$24,186	$20,464	$35,097	$53,632	$33,961

Total non-performing loans to total loans	1.26%	1.17%	5.72%	5.87%	5.14%
Total non-performing assets to total assets	1.89%	1.85%	4.30%	4.88%	3.94%
Total non-performing assets and troubled debt restructurings to total assets	5.28%	4.61%	7.17%	11.51%	6.44%

Index

Other than disclosed in the above table and in the classified assets table below, management believes that there are no other loans at December 31, 2013 and December 31, 2012 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

The nonaccrual loans at December 31, 2013 consisted of seven loans in the aggregate, comprised of one mixed-use mortgage loan, four non-residential mortgage loans, and two commercial and industrial loans. Non-performing loans increased by $709,000, or 17.9% to $4.7 million at December 31, 2013 from $4.0 million at December 31, 2012. The increase was due to the addition of one mixed-use mortgage loan totaling $2.2 million, one non-residential mortgage loan totaling $314,000, and two commercial and industrial loans totaling $84,000. These were offset by the satisfaction of two multi-family mortgage loans totaling $196,000 and the conversion from non-performing to performing status of four mortgage loans totaling $1.8 million.

The nonaccrual loans at December 31, 2012 consisted of nine loans in the aggregate, comprised of five multi-family mortgage loans and four non-residential mortgage loans. Non-performing loans decreased by $16.5 million, or 80.6%, to $4.0 million at December 31, 2012 from $20.4 million at December 31, 2011. The decrease in non-performing loans was due to the satisfaction of eight nonaccrual and one accruing mortgage loans totaling $5.5 million, the conversion from non-performing to performing status of five mortgage loans totaling $8.9 million, the foreclosure into real estate owned of two non-residential mortgage loans totaling $4.3 million (net of charge-offs of $700,000), and charge-offs of $3.0 million against four non-performing loans. These were offset by the addition of seven mortgage loans totaling $2.4 million that became non-performing at December 31, 2012.

The one nonaccrual mixed-use mortgage loan totaled $2.2 million at December 31, 2013, consist primarily of the following:

(1)	An outstanding balance of $2.2 million secured by three separate buildings with 25 apartment units and office spaces. We classified this loan as substandard. The Company intends to request the Court to appoint a receiver to collect the rents, maintain the properties, and eventually sell the properties subject to the mortgage.

The four nonaccrual non-residential real estate loans, net of charge-offs of $931,000, totaled $2.4 million at December 31, 2013 consist primarily of the following mortgage loans:

(1)	An outstanding balance of $824,000, net of a charge-off of $371,000, secured by a gasoline service station and car wash. We classified this loan as substandard. The Company has commenced a foreclosure action and has applied to the Court to appoint a receiver. We are evaluating the options currently available to us.

(2)	An outstanding balance of $789,000, net of charge-off of $234,000, secured by a medical office building. We classified this loan as substandard. The Company has commenced a foreclosure action and the Court has appointed a receiver. Subsequent to December 31, 2013, the Company entered into an Assignment of Bid Agreement with a real estate investor known to the Bank.

(3)	An outstanding balance of $445,000, net of charge-offs of $400,000, secured by a strip shopping center and warehouse. We classified this loan as substandard. The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The borrower is making monthly escrow payments.

Index

(4)	An outstanding balance of $314,000, secured by a building housing auto repair and auto rental facilities. We classified this loan as substandard. The Company has commenced a foreclosure action, but the borrower filed for bankruptcy protection on March 18, 2014. We are evaluating the options currently available to us.

We are in the process of foreclosing on the above-mentioned first, second, and fourth nonaccrual non-residential mortgage loans. Based on recent fair value analyses of these properties, the Company does not expect any losses beyond the amounts already charged off.

Interest income that would have been recorded for the year ended December 31, 2013 had nonaccruing loans been performing in accordance with their original terms amounted to approximately $160,000. During the year ended December 31, 2013, the Bank recognized interest income of approximately $98,000 on the non-accrual loans.

At December 31, 2013, we owned one foreclosed property with a net balance of $4.0 million consisting of an office building located in Lawrenceville, New Jersey. We have begun marketing the New Jersey office building for sale.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)

Special mention assets	$5,612	$3,058	$4,259
Substandard assets	12,536	13,872	24,146
Doubtful and loss assets	—	—	—
Total classified assets	$18,148	$16,930	$28,405

The increase in classified assets was due to the addition of one mixed-use loan with a balance of $2.2 million. On the basis of management’s review of assets, we classified $5.6 million of our assets at December 31, 2013 as special mention compared to $3.1 million classified as special mention at December 31, 2012. In addition, we classified $12.5 million as substandard at December 31, 2013 compared to $13.9 million at December 31, 2012.

Index

The increase in special mention assets was due to the addition of six commercial and industrial loans totaling $3.8 million that were newly classified as special mention and four commercial and industrial loans totaling $1.8 million that were reclassified from substandard to special mention, offset by four multi-family mortgage loans, one mixed-use mortgage loan, and one non-residential mortgage loan totaling $3.0 million that were performing and no longer considered to be potential risk for non-performance and one multi-family mortgage loan totaling $89,000 that was paid-off.

The decrease in substandard assets was due to two multi-family mortgage loans totaling $3.8 million that were performing and no longer considered to be potential risk for non-performance, three commercial and industrial loans totaling $1.9 million that were performing and reclassified from substandard to special mention, and one multi-family mortgage loan and one commercial and industrial loan totaling $353,000 that were paid-off, offset by two non-residential and one mixed-use mortgage loans totaling $4.6 million that were newly classified as substandard.

The substandard loans at December 31, 2013 consisted of nine loans in the aggregate – one mixed-use mortgage loan and eight non-residential mortgage loans. See the nonaccrual loan discussion above for a description of the material nonaccrual loans that are classified as substandard, comprised of the one mixed-use substandard mortgage loan and three of the eight substandard non-residential mortgage loans.

The five substandard non-residential mortgage loans that were not described in the above-mentioned nonaccrual section consisted of (1) three mortgage loans that were current, had an outstanding balance of $5.9 million, net of charge-offs of $2.4 million, and were secured by a hotel as of December 31, 2013, (2) a mortgage loan that was current, had an outstanding balance of $2.0 million and was secured by an office building as of December 31, 2013, and (3) a mortgage loan that was current, had an outstanding balance of $314,000 and was secured by an industrial and warehouse building as of December 31, 2013.

Troubled Debt Restructured Loans. There were four loans modified in a troubled debt restructuring during 2013.

The multi-family mortgage loan that was modified had an original interest rate of 6.75% with an amortization of 25 years. The Company reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date. This loan was paid-off on October 8, 2013.

Two non-residential mortgage loans that were modified had an original interest rate of 6.25% with an amortization of 25 years. The Company reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

One non-residential mortgage loan that was modified had an original interest rate of 4.75% with an amortization of 30 years. The Company reduced the interest rate and converted the monthly payments to interest only for nineteen months and then amortizing for 30 years, with a balloon payment after two years from the modification date.

As of December 31, 2013, none of the loans that were modified during the previous twelve months had defaulted in 2013.

Index

The following tables show the activity in troubled debt restructured loans for the period indicated:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

Balance at December 31,
2012	$6,444	$6,989	$—	$—	$—	$13,433
Additions	307	3,262	—	—	—	3,569
Repayments	(385)	(13)	—	—	—	(398)
Amortization of TDR
reserves	53	147	—	—	—	200
Loans removed from
TDR status	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance at December 31,
2013	$6,419	$10,385	$—	$—	$—	$16,804
Related allowance	$—	$—	$—	$—	$—	$—

There were no charge offs of loans classified as troubled debt restructurings during 2013.

Additions for the period consist of the aforementioned four mortgage loans that were modified, and real estate taxes and similar items paid to protect the collateral position of the Company. One of the modified mortgage loan paid-off on October 8, 2013.

There were four loans modified in a troubled debt restructuring during 2012.

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

The non-residential mortgage loan was originally a purchased construction loan participation with an original blended interest rate of 8.06% and interest only payments that was modified to an interest rate of 5% for two years with interest only payments and a balloon payment due after two years.

As of December 31, 2012, except for one non-residential mortgage loan totaling $755,000 that defaulted on its modified terms in 2012 and now is in foreclosure, none of the loans that were modified during the previous twelve months had defaulted in the preceding twelve month period ended December 31, 2012.

Index

The following tables show the activity in troubled debt restructured loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

Balance at December 31,
2011	$9,886	$10,139	$—	$—	$—	$20,025
Additions	1,885	7,790	—	—	—	9,675
Repayments	(525)	(1,814)	—	—	—	(2,339)
Loans removed from
TDR status	(1,781)	(2,018)	—	—	—	(3,799)
Charge-offs	(3,021)	(3,287)	—	—	—	(6,308)
Transferred to REO	—	(3,821)	—	—	—	(3,821)
Balance at December 31,
2012	$6,444	$6,989	$—	$—	$—	$13,433
Related allowance	$—	$—	$—	$—	$—	$—

There were charge offs of $6.3 million during 2012.

Additions for the period consist of four aforementioned mortgage loans that were modified, and real estate taxes and similar items paid to protect the collateral position of the Company.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	30-59	60-89	30-59	60-89	30-59	60-89
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)

Residential real estate:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	89	—	545
Mixed-use	—	2,210	—	—	—	—
Non-residential real estate	—	—	1,259	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
Total	$—	$2,210	$1,259	$89	$—	$545

The delinquent loan at December 31, 2013 consisted of one mixed-use mortgage loan that the Company has classified as nonaccrual and substandard.

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

Index

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

At December 31, 2013, our allowance for loan losses was $4.0 million and represented 1.08% of total gross loans. At December 31, 2012, our allowance for loan losses was $4.6 million and represented 1.38% of total gross loans. At December 31, 2011, our allowance for loan losses was $7.4 million and represented 2.07% of total gross loans. The primary reason for the reduction in allowance for loan losses from 2012 to 2013 was due to an improving economy and substantial improvements in the multi-family, mixed-use and non-residential real estate markets in the New York and Massachusetts regions, a decrease in our borrowers requesting assistance through modification of loan terms, and charge-offs of $105,000 against two non-performing non-residential mortgage loans. This was offset by recoveries of $27,000 from one mixed-use mortgage loan and one non-residential mortgage loan.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2013			2012			2011
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$29	0.7%	3.2%	$19	0.4%	2.3%	$—	—%	0.2%
Multi-family	2,266	56.4	50.9	2,910	62.6	52.8	3,390	45.8	52.9
Mixed-use	261	6.5	13.6	287	6.2	12.4	391	5.3	14.3
Non-residential real
estate	896	22.3	22.1	996	21.5	24.5	1,596	21.6	23.4
Construction	97	2.4	1.8	—	—	0.2	1,724	23.3	2.5
Commercial and
industrial	456	11.4	8.4	434	9.3	7.8	296	4.0	6.7
Consumer	—	—	—	—	—	—	—	—	—
Unallocated	10	0.3	—	—	—	—	—	—	—
Total allowance for
loan losses	$4,015	100.0%	100.0%	$4,646	100.0%	100.0%	$7,397	100.0%	100.0%

Index

	At December 31,
	2010			2009
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$—	—%	0.1%	$—	—%	0.1%
Multi-family	3,450	45.1	51.1	3,350	49.8	51.3
Mixed-use	474	6.2	14.9	598	8.9	15.3
Non-residential real estate	1,560	20.4	27.1	2,495	37.0	26.8
Construction	2,083	27.2	3.5	186	2.8	3.9
Commercial and industrial	80	1.1	3.3	104	1.5	2.6
Consumer	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	$7,647	100.0%	100.0%	$6,733	100.0%	100.0%

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

Index

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Allowance at beginning of period	$4,646	$7,397	$7,647	$6,733	$1,865
Provision for loan losses	(554)	5,623	1,113	3,487	7,314

Charge offs:
Residential real estate:
One- to four-family	—	(59)	—	—	—
Multi-family	—	(4,035)	(1,358)	(1,211)	(857)
Mixed-use	—	(278)	—	—	—
Non-residential real estate	(105)	(2,374)	(17)	(1,407)	(1,589)
Construction	—	(1,715)	—	—	—
Commercial and industrial	—	(28)	—	—	—
Consumer	—	—	—	—	—
Total charge-offs	(105)	(8,489)	(1,375)	(2,618)	(2,446)

Recoveries:
Residential real estate:
One- to four-family	—	—	—	—	—
Multi-family	—	115	12	45	—
Mixed-use	24	—	—	—	—
Non-residential real estate	4	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total recoveries	28	115	12	45	—
Net charge-offs	(77)	(8,374)	(1,363)	(2,573)	(2,446)

Allowance at end of period	$4,015	$4,646	$7,397	$7,647	$6,733

Allowance to non-performing loans	86.05%	117.41%	36.19%	35.07%	33.41%
Allowance to total loans outstanding at the end of the period	1.08%	1.38%	2.07%	2.06%	1.72%
Net charge-offs to average loans outstanding during the period	0.03%	2.37%	0.37%	0.67%	0.62%

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

We have an Asset/Liability Committee, comprised of our chief executive officer, president, chief financial officer, chief retail banking officer, and three chief lending officers, whose function is to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The following table presents the change in the net portfolio value of the Bank at December 31, 2013 that would occur in the event of an immediate change in interest rates based on certain assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
	Net Portfolio Value			as % of
	(Dollars in thousands)			Portfolio Value of Assets
Basis Point (“bp”)	$	$	%	NPV
Change in Rates	Amount	Change	Change	Ratio	Change

500	$96,867	(19,613)	(16.8)%	22.90%	(197) bp
400	100,857	(15,623)	(13.4)	23.35	(152) bp
300	104,476	(12,004)	(10.3)	23.70	(117) bp
200	108,699	(7,781)	(6.7)	24.19	(68) bp
100	112,869	(3,611)	(3.1)	24.61	(26) bp
0	116,480			24.87
(100)	122,372	5,892	5.1	25.57	70 bp

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

Index

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $31.5 million at December 31, 2013 and consist primarily of deposits at other financial institutions (predominantly the Federal Home Loan Bank of New York) and miscellaneous cash items. Securities classified as available-for-sale provide an additional source of liquidity. Total securities classified as available-for-sale were $113,000 at December 31, 2013 and $129,000 at December 31, 2012.

At December 31, 2013, we had $68.0 million in loan commitments outstanding. At December 31, 2013, this consisted of $30.1 million in unused commercial and industrial loan lines of credit, $22.1 million of real estate loan origination commitments, $10.6 million in construction loans in process, $5.0 million in unused real estate equity lines of credit, $280,000 in stand-by letters of credit, and $131,000 in unused consumer lines of credit. Certificates of deposit due within one year of December 31, 2013 totaled $63.0 million. This represented 41.6% of certificates of deposit at December 31, 2013. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts. At December 31, 2013, we had the ability to borrow $70.8 million, net of $21.0 million in outstanding advances, from the Federal Home Loan Bank of New York. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan and commercial loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The amount of dividends that the Bank may declare and pay to the Company, is subject to the restrictions imposed by New York State law and FDIC regulation, as previously discussed under “Regulation and Supervision – Regulation of the Bank – New York State Law” and “Regulation and Supervision – FDIC Regulation – Dividend Limitations.” The Company’s liquidity may depend, in part, upon its receipt of dividends from the Bank because the Company has no source of income other than earnings from the investment of the net proceeds from its initial public offering. At December 31, 2013, the Company had liquid assets of $12.5 million.

Index

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Investing activities:
Loans disbursed or closed	$(90,593)	$(72,303)	$(52,276)
Loan principal repayments	57,091	83,579	62,527
Proceeds from maturities and principal repayments of securities	3,493	4,052	4,699
Purchases of securities	—	—	(984)
Purchases of certificates of deposit	(1,992)	—	—
Maturities of certificates of deposit	249	2,241	348
Purchase of bank owned life insurance	—	(2,500)	—
Proceeds from sale of premises and equipment	32	—	—
Purchases of premises and equipment	(138)	(4,103)	(2,828)

Financing activities:
Increase (decrease) in deposits	7,089	(35,516)	26,806
Proceeds from FHLB-NY advances	16,000	—	10,000
Repayment of FHLB-NY advances	(10,000)	(5,000)	(15,000)

Capital Management. We are subject to various regulatory capital requirements administered by the NYDFS, the FDIC and the Federal Reserve, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2013 and 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

On August 12, 2013, the Company dismissed ParenteBeard LLC as its independent certifying accountant. The Audit Committee of the Company’s Board of Directors approved the dismissal. For information concerning the change in the Company’s independent registered public accounting firm, the information contained under the section captioned “Item 2 —Ratification of the Independent Registered Public Accounting Firm” in Northeast Community Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The reports of ParenteBeard LLC on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2011 and December 31, 2012 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years ended December 31, 2012 and 2011 and through the subsequent interim period preceding August 12, 2013, there were: (1) no disagreements between the Company and ParenteBeard LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ParenteBeard LLC would have caused them to make reference thereto in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On August 13, 2013, the Company engaged BDO USA, LLP its independent certifying accountant. The Audit Committee of the Company’s Board of Directors approved the engagement.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information concerning Northeast Community Bancorp’s directors, the information contained under the section captioned “Item 1—Election of Directors” in the Proxy Statement is incorporated herein by reference.

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

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Amended and Restated Charter of Northeast Community Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Northeast Community Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Northeast Community Bancorp, Inc. (1)
10.1	Northeast Community Bank Employee Severance Compensation Plan (1)
10.2	Northeast Community Bancorp, Inc. Employment Agreement for Kenneth A. Martinek (1)*
10.3	Northeast Community Bank Employment Agreement for Kenneth A. Martinek (1)*
10.4	Northeast Community Bank Directors’ Retirement Plan (1)*
10.5	Northeast Community Bank Directors’ Deferred Compensation Plan (1)*
10.6	Northeast Community Bank Executive Incentive Deferral Plan (3)*
10.7	Northeast Community Bank Supplemental Executive Retirement Plan, as amended, and Participation Agreement with Kenneth A. Martinek (4)*
10.8	Participation Agreement under the Northeast Community Bank Supplemental Executive Retirement Plan for Jose M. Collazo* (5)
10.9	Northeast Community Bancorp, Inc. Employment Agreement for Jose M. Collazo*
10.10	Northeast Community Bank Employment Agreement for Jose M. Collazo*
21.0	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 12, 2006.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2012.
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(4)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(5)	Incorporated here by reference to Exhibit 10.1 of the Company’s Quarter Report on Form 10-Q/A for the quarter ended June 30, 2012.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Date: March 31, 2014	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Martinek	Chief Executive Officer	March 31, 2014
Kenneth A. Martinek	and Director
(principal executive officer)

/s/ Jose Collazo	President, Chief Operating Officer	March 31, 2014
Jose Collazo	and Director

/s/ Donald S. Hom	Executive Vice President and	March 31, 2014
Donald S. Hom	Chief Financial Officer
(principal accounting and
financial officer)

/s/ Diane B. Cavanaugh	Director	March 31, 2014
Diane B. Cavanaugh

/s/ Arthur M. Levine	Director	March 31, 2014
Arthur M. Levine

/s/ Eugene M. Magier	Director	March 31, 2013
Eugene M. Magier

/s/ Charles A. Martinek	Director	March 31, 2014
Charles A. Martinek

/s/ John F. McKenzie	Director	March 31, 2014
John F. McKenzie

/s/ Linda M. Swan	Director	March 31, 2014
Linda M. Swan

/s/ Harry (Jeff) A.S. Read	Director	March 31, 2014
Harry (Jeff) A.S. Read

/s/ Kenneth H. Thomas	Director	March 31, 2014
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the 1992 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

Our independent registered public accounting firm, BDO USA, LLP, is not required to issue an opinion on our internal control over financial reporting.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Northeast Community Bancorp, Inc.

We have audited the accompanying consolidated statement of financial condition of Northeast Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northeast Community Bancorp, Inc. and Subsidiary at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO, USA, LLP

New York, New York
March 31, 2014

F-1

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Northeast Community Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated statement of financial condition of Northeast Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northeast Community Bancorp, Inc. and Subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Wilkes-Barre, Pennsylvania
April 12, 2013

F-2

Index Northeast Community Bancorp, Inc. Consolidated Statements of Financial Condition

	December 31,
	2013	2012
	(In thousands, except share and
	per share amounts)
ASSETS
Cash and amounts due from depository institutions	$3,794	$2,821
Interest-bearing deposits	27,737	46,421
Cash and cash equivalents	31,531	49,242
Certificates of deposit	2,142	399
Securities available-for-sale	113	129
Securities held-to-maturity (fair value of $8,739 and $12,561, respectively)	8,444	11,987
Loans receivable, net of allowance for loan losses of $4,015 and $4,646 respectively	367,825	333,787
Premises and equipment, net	12,234	12,898
Federal Home Loan Bank of New York stock, at cost	1,594	1,355
Bank owned life insurance	20,490	19,852
Accrued interest receivable	1,267	976
Goodwill	749	1,083
Intangible assets	345	406
Real estate owned	3,985	4,271
Other assets	7,506	7,839
Total assets	$458,225	$444,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$28,310	$22,932
Interest bearing	296,899	295,188
Total deposits	325,209	318,120
Advance payments by borrowers for taxes and insurance	3,987	3,516
Federal Home Loan Bank advances	21,000	15,000
Accounts payable and accrued expenses	3,861	3,739
Total liabilities	354,057	340,375
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,566,952 and 12,644,752 shares, respectively	132	132
Additional paid-in capital	57,083	57,178
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,111)	(3,370)
Retained earnings	54,428	53,893
Treasury stock – at cost, 658,048 and 580,248 shares, respectively	(4,291)	(3,712)
Accumulated comprehensive loss	(73)	(272)
Total stockholders’ equity	104,168	103,849
Total liabilities and stockholders’ equity	$458,225	$444,224

See notes to consolidated financial statements F-3

Index Northeast Community Bancorp, Inc. Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012
	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$18,210	$19,510
Interest-earning deposits	13	34
Securities – taxable	329	484

Total Interest Income	18,552	20,028
INTEREST EXPENSE:
Deposits	2,951	3,205
Borrowings	241	558
Total Interest Expense	3,192	3,763
Net Interest Income	15,360	16,265

PROVISION FOR LOAN LOSSES	(554)	5,623

Net Interest Income after Provision for Loan Losses	15,914	10,642
NON-INTEREST INCOME:
Other loan fees and service charges	601	1,080
Loss on disposition of equipment	(1)	(9)
Earnings on bank owned life insurance	638	616
Investment advisory fees	729	877
Other	22	15
Total Non-Interest Income	1,989	2,579
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,224	9,332
Occupancy expense	1,469	1,323
Equipment	637	759
Outside data processing	1,046	1,032
Advertising	59	261
Impairment loss on goodwill	334	227
Real estate owned expense	425	36
FDIC insurance premiums	392	367
Other	3,780	4,699
Total Non-Interest Expenses	16,366	18,036
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
INCOME TAXES	1,537	(4,815)
PROVISION (BENEFIT) FOR INCOME TAXES	400	(2,301)
NET INCOME (LOSS)	$1,137	$(2,514)
NET INCOME (LOSS) PER COMMON SHARE - BASIC
AND DILUTED	$0.09	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	12,316	12,295
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.09

See notes to consolidated financial statements F-4

Index Northeast Community Bancorp, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012
	(In thousands)
Net Income (Loss)	$1,137	$(2,514)
Other comprehensive income (loss):
Unrealized loss on securities available-for-sale arising during the year:	(1)	—
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income (loss):
Amortization of prior service cost (1)	21	21
Amortization of actuarial loss (1)	36	—
Actuarial gains (losses) arising during period	275	(320)
Total	331	(299)
Income tax (expense) benefit (2)	(132)	121
Total other comprehensive income (loss)	199	(178)
Total Comprehensive Income (Loss)	$1,336	$(2,692)

(1)	Amounts are included in salaries and employees benefits in the audited consolidated statements of income (loss) as part of net periodic pension cost. See Note 15 for further information.

(2)	Amounts are included in provision (benefit) for income taxes in the audited consolidated statements of income (loss).

See notes to consolidated financial statements F-5

Index Northeast Community Bancorp, Inc. Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2013 and 2012

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share and per share amounts)
Balance - January 1, 2012	$132	$57,292	$(3,629)	$57,076	$(3,712)	$(94)	$107,065

Net loss	—	—	—	(2,514)	—	—	(2,514)
Other comprehensive loss	—	—	—	—	—	(178)	(178)
Cash dividend declared ($0.09 per share)	—	—	—	(669)	—	—	(669)
ESOP shares earned	—	(114)	259	—	—	—	145

Balance - December 31, 2012	$132	$57,178	$(3,370)	$53,893	$(3,712)	$(272)	$103,849

Net income	—	—	—	1,137	—	—	1,137
Other comprehensive income	—	—	—	—	—	199	199
Purchase of 77,800 shares of treasury stock treasury stock	—	—	—	—	(579)	—	(579)
Cash dividend declared ($0.12 per share)	—	—	—	(602)	—	—	(602)
ESOP shares earned	—	(95)	259	—	—	—	164

Balance - December 31, 2013	$132	$57,083	$(3,111)	$54,428	$(4,291)	$(73)	$104,168

See notes to consolidated financial statements F-6

Index Northeast Community Bancorp, Inc. Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$1,137	$(2,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	66	80
Provision for loan losses	(554)	5,623
Depreciation	756	681
Impairment loss on goodwill	334	227
Net amortization of deferred loan fees and costs	142	182
Amortization of intangible assets	61	60
Deferred income tax expense (benefit)	211	(161)
Loss on sale of real estate owned	51	—
Earnings on bank owned life insurance	(638)	(616)
Loss on dispositions of premises and equipment	1	9
ESOP compensation expense	164	145
(Increase) decrease in accrued interest receivable	(291)	523
(Increase) decrease in other assets	(10)	(1,823)
Increase (decrease) in accounts payable and accrued expenses	304	(1,776)
Net Cash Provided by Operating Activities	1,734	640
Cash Flows from Investing Activities:
Net (increase) decrease in loans	(33,626)	7,031
Principal repayments on securities available-for-sale	16	20
Principal repayments on securities held-to-maturity	3,477	4,032
Proceeds from maturities of certificates of deposit	249	2,241
Purchases of certificates of deposit	(1,992)	—
Proceeds from sale of real estate owned	399	—
Capitalized cost on real estate owned	(164)
Dispositions of premises and equipment	45	42
Net (purchases) redemption of FHLB of NY stock	(239)	278
Purchases of premises and equipment	(138)	(4,103)
Purchase of bank owned life insurance	—	(2,500)
Net Cash (Used in) Provided by Investing Activities	(31,973)	7,041
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	7,089	(35,516)
Proceeds from FHLB of NY advances	16,000	—
Repayment of FHLB of NY advances	(10,000)	(5,000)
Purchase of treasury stock	(579)	—
Increase in advance payments by borrowers for taxes and insurance	471	163
Cash dividends paid	(453)	(669)
Net Cash Provided by (Used in) Financing Activities	12,528	(41,022)
Net Decrease in Cash and Cash Equivalents	(17,711)	(33,341)
Cash and Cash Equivalents - Beginning	49,242	82,583
Cash and Cash Equivalents - Ending	$31,531	$49,242

See notes to consolidated financial statements F-7

Index Northeast Community Bancorp, Inc. Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2013	2012
	(In Thousands)
Supplementary Cash Flows Information:
Income taxes paid	$200	$2,397
Interest paid	$3,193	$3,763

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Real estate owned received in settlement of loans	$—	$4,271
Real estate owned transferred to premises and equipment	$—	$620
Dividends declared and not paid	$149	$—

See notes to consolidated financial statements F-8

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

The Bank is principally engaged in the business of attracting deposits and investing those funds into mortgage and commercial loans. When demand for loans is low, the Bank invests in debt securities. Currently the Bank conducts banking operations from its headquarters in White Plains, New York, its four full service branches in New York City, New York, its four full service branches in the Boston, Massachusetts suburban area, and its loan production offices in Massachusetts and New York, gathering deposits and lending from Pittsburgh, Pennsylvania to southern New Hampshire.

The Bank also offers investment advisory and financial planning services under the name Hayden Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

New England Commercial Properties LLC (“NECP”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns one non-residential property located in Lawrenceville, New Jersey.

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

Securities

The Company is required to classify its securities among three categories: held to maturity, trading, and available for sale. Management determines the appropriate classification at the time of purchase. Held to maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and are reported at amortized cost (unless there is other than temporary impairment). Trading securities are those debt and equity securities which are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available for sale securities are those debt and equity securities which are neither held to maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. The Company did not have trading securities in its portfolio during 2013 or 2012.

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

Loans

Loans are stated at unpaid principal balances plus net deferred loan origination fees and costs less an allowance for loan losses. Interest on loans receivable is recorded on the accrual basis. An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured and in the process of collection. When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income. Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest on loans that have been restructured is accrued according to the renegotiated terms. Net loan origination fees and costs are deferred and amortized into income over the contractual lives of the related loans by use of the level yield method. Past due status of loans is based upon the contractual due date.

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

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to (1) the increased difficulty and costs of monitoring the loan; and (2) the increased difficulty of working out loan problems. We have sought to minimize this risk by limiting the amount of construction loans outstanding at any time and by spreading the loans among multi-family, mixed-use and non-residential projects.

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

The Company does not evaluate individual 1-4 family residential real estate and consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral or discounted cash flows.

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date at a below market rate. Adversely classified, non-accrual troubled debt restructurings may be returned to accrued status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. All troubled debt restructured loans are classified as impaired.

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of December 31, 2013.

Concentration of Risk

The Company’s lending activity is concentrated in loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States. The Company also had deposits in excess of the FDIC insurance limit at other financial institutions. At December 31, 2013, such deposits totaled $26.3 million held by the Federal Home Loan Bank of New York, $1.1 million held by the Federal Reserve Bank of New York, and $421,000 held by JP Morgan Chase. Generally, deposits in excess of $250,000 are not insured by the FDIC.

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

Intangible Assets

Intangible assets at December 31, 2013 and 2012, totaled $345,000 and $406,000, respectively, and consist of the value of customer relationships acquired in a business combination completed by the Company in November 2007. The Company is amortizing these assets, using the straight-line method, over the remaining useful life of 11.7 years. Amortization expense is included in other non-interest expenses. The Company evaluates the remaining useful life of intangible assets on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company reviews intangible assets subject to amortization for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. If intangible assets are found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and fair value. The fair value is estimated based upon the present value of discounted future cash flows or other reasonable estimates of fair value. No impairment charges were recorded in 2013 or 2012.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Goodwill

Goodwill at December 31, 2013 and 2012, totaled $749,000 and $1.1 million, respectively, and consists of goodwill acquired in the business combination completed by the Company in November 2007. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Impairment charges of $334,000 and $227,000 were recorded for the years ended December 31, 2013 and 2012, respectively. The impairments were caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2013 and 2012, and has not recognized any liabilities for tax uncertainties as of December 31, 2013 and 2012. The Company’s policy is to recognize income tax related interest and penalties in income tax expense; such amounts were not significant during the years ended December 31, 2013 and 2012. The tax years subject to examination by federal, state, and city taxing authorities are 2010 through 2013.

Other Comprehensive Income (Loss)

The Company records in accumulated other comprehensive income (loss), net of related deferred income taxes, unrealized gains and losses on available for sale securities and the prior service cost and actuarial gains and losses related to the Outside Directors Retirement Plan (“DRP”) that have not yet been recognized in expense.

Gains and losses on the sale of securities, if any, and a portion of the prior service cost and actuarial losses of the DRP are reclassified to non-interest income upon the sale of the related securities or upon the recognition of a security impairment loss.

At December 31, 2013, accumulated other comprehensive loss totaled $73,000 and included $2,000 of unrealized gains on available for sale securities net of $1,000 of related deferred income taxes and $126,000 in prior service cost and actuarial losses of the DRP net of $52,000 of related deferred income taxes. At December 31, 2012, accumulated other comprehensive loss totaled $272,000 and included $4,000 of unrealized gains on available for sale securities net of $2,000 of related deferred income taxes and $459,000 in prior service cost and actuarial losses of the DRP net of $185,000 of related deferred income taxes.

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

The MHC, which owned 57.9% of the Company’s common stock as of December 31, 2013, must hold at least 50.1% of the Company’s stock so long as the MHC exists.

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

The Federal Reserve Board, as regulatory agency for the MHC, has adopted an interim final rule which requires the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends. For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the timing of changes to the interim final rule, if any, the form of the final dividend waiver regulations or the effect of such regulations on the MHC’s ability to waive dividends. Northeast Community Bancorp, MHC has waived receipt of all dividends from Northeast Community Bancorp in prior years, except in 2012 when Northeast Community Bancorp, MHC received $218,000 in dividends from Northeast Community Bancorp.

Dividends declared by the Company in 2013 and 2012 and waived by the MHC totaled approximately $873,000 and $463,000, respectively. As of December 31, 2013, total dividends waived by the MHC aggregated $5,237,000.

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

Under the prompt corrective action rule issued by the federal banking authorities, an institution must have a leverage ratio of 4% or greater, a tier 1 capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater in order to be considered adequately capitalized. The Bank was in compliance with these requirements at December 31, 2013.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

The following table presents information about the Bank’s capital levels at the dates presented:

	Actual			For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount			Ratio		Amount			Ratio
	(Dollars in Thousands)
As of December 31, 2013:
Total capital (to risk-weighted assets)	$83,496	>	24.17%	$	>	27,638	>	8.00%	$	>	34,547	>	10.00%
Tier 1 capital (to risk-weighted assets)	79,481	>	23.01		>	13,819	>	4.00		>	20,728	>	6.00
Core (Tier 1) capital (to adjusted total assets)	79,481	>	18.05		>	17,610	>	4.00		>	22,013	>	5.00
Tangible capital (to adjusted total assets)	79,481	>	18.05		>	6,604	>	1.50		>	—	>	—

As of December 31, 2012:
Total capital (to risk-weighted assets)	$81,560	>	25.38%	$	>	25,709	>	8.00%	$	>	32,137	>	10.00%
Tier 1 capital (to risk-weighted assets)	77,536	>	24.13		>	12,855	>	4.00		>	19,282	>	6.00
Core (Tier 1) capital (to adjusted total assets)	77,536	>	18.39		>	16,869	>	4.00		>	21,086	>	5.00
Tangible capital (to adjusted total assets)	77,536	>	18.39		>	6,326	>	1.50		>	—	>	—

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

	December 31,
	2013	2012
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$22,142	$20,111
Construction loans in process	10,643	5,155
Stand-by letters of credit	193	280
Commitments to fund unused lines of credit:
Commercial and industrial lines	30,054	30,403
Multi-family real estate equity lines	5,011	7,112
Consumer lines	131	135

	$68,174	$63,196

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

Note 4 - Securities Available for Sale

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$63	$2	$—	$65
Federal National Mortgage Association	47	1	—	48
	$110	$3	$—	$113

	December 31, 2012
	(In thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$76	$2	$—	$78
Federal National Mortgage Association	49	2	—	51
	$125	$4	$—	$129

There were no sales of securities available for sale during the years ended December 31, 2013 and 2012.

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due after five but within ten years	$24	$24	$—	$—
Due after ten years	86	89	125	129
	$110	$113	$125	$129

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 5 - Securities Held to Maturity

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Government National Mortgage Association	$6,426	$215	$—	$6,641
Federal Home Loan Mortgage Corporation	238	7	—	245
Federal National Mortgage Association	155	6	—	161
Collateralized mortgage obligations - GSE	1,624	67	—	1,691
Other	1	—	—	1

	$8,444	$295	$—	$8,739

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Government National Mortgage Association	$9,044	$442	$—	$9,486
Federal Home Loan Mortgage Corporation	267	9	—	276
Federal National Mortgage Association	215	8	—	223
Collateralized mortgage obligations - GSE	2,460	115	—	2,575
Other	1	—	—	1
	$11,987	$574	$—	$12,561

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2013		2012
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Due after one but within five years	$74	$76	$49	$51
Due after five but within ten years	131	137	182	189
Due after ten years	8,239	8,526	11,756	12,321

	$8,444	$8,739	$11,987	$12,561

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses

	December 31,
	2013	2012
	(In Thousands)
Residential real estate:
One-to-four family	$11,752	$7,761
Multi-family	188,923	178,644
Mixed-use	50,467	41,895
Total residential real estate	251,142	228,300
Non-residential real estate	81,985	82,312
Construction	6,568	841
Commercial and industrial	31,345	26,274
Consumer	161	77

Total Loans	371,201	337,804

Allowance for loan losses	(4,015)	(4,646)
Deferred loan costs, net	639	629

Net Loans	$367,825	$333,787

Loans serviced for the benefit of others totaled approximately $6,623,000 and $6,730,000 at December 31, 2013 and 2012, respectively. The value of mortgage servicing rights was not material at December 31, 2013 and 2012.

The Company had no loans to related parties at December 31, 2013 and 2012. In addition, the Company did not originate any loans to related parties in 2013 and 2012.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of the allowance for loan losses and related information concerning loan balances (in thousands):

As of and For the Year Ended December 31, 2013:

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,216	$996	$—	$434	$—	$—	$4,646
Charge-offs	—	(105)	—	—	—	—	(105)
Recoveries	24	4	—	—	—	—	28
Provision	(684)	1	97	22	—	10	(554)
Ending balance	$2,556	$896	$97	$456	$—	$10	$4,015
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,556	$896	$97	$456	$—	$10	$4,015

Loans receivable:
Ending balance	$251,142	$81,985	$6,568	$31,345	$161	$—	$371,201

Ending balance: individually evaluated for impairment	$8,629	$11,488	$—	$—	$—	$—	$20,117

Ending balance: collectively evaluated for impairment	$242,513	$70,497	$6,568	$31,345	$161	$—	$351,084

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of the allowance for loan losses and related information concerning loan balances (in thousands):

As of and For the Year Ended December 31, 2012:

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$3,781	$1,596	$1,724	$296	$—	$—	$7,397
Charge-offs	(4,372)	(2,374)	(1,715)	(28)	—	—	(8,489)
Recoveries	115	—	—	—	—	—	115
Provision	3,692	1,774	(9)	166	—	—	5,623
Ending balance	$3,216	$996	$—	$434	$—	$—	$4,646
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$3,216	$996	$—	$434	$—	$—	$4,646

Loan receivables:
Ending balance	$228,300	$82,312	$841	$26,274	$77	$—	$337,804

Ending balance: individually evaluated for impairment	$10,272	$8,272	$—	$2,152	$—	$—	$20,696

Ending balance: collectively evaluated for impairment	$218,028	$74,040	$841	$24,122	$77	$—	$317,108

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of our impaired loans.

Impaired Loans for the Year Ended December 31, 2013 (in thousands)

2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$8,629	$9,259	$—	$9,507	$469
Non-residential real estate	11,488	14,739	—	10,748	87
Commercial and industrial	—	—	—	1,167	49
Subtotal	20,117	23,998	—	21,422	605

With an allowance recorded:
Residential real estate-Multi-family	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Subtotal	—	—	—	—	—

Total:
Residential real estate-Multi-family	8,629	9,259	—	9,507	469
Non-residential	11,488	14,739	—	10,748	87
Commercial and industrial	—	—	—	1,167	49
Total	$20,117	$23,998	$—	$21,422	$605

Impaired Loans for the Year Ended December 31, 2012 (in thousands)

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate-Multi-family	$10,272	$11,742	$—	$10,876	$496
Non-residential real estate	8,272	11,345	—	11,322	1,439
Construction	—	—	—	3,067	—
Commercial and industrial	2,152	2,179	—	1,130	126
Subtotal	20,696	25,266	—	26,395	2,061

With an allowance recorded:
Residential real estate-Multi-family	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Subtotal	—	—	—	—	—

Total:
Residential real estate-Multi-family	10,272	11,742	—	10,876	496
Non-residential	8,272	11,345	—	11,322	1,439
Construction	—	—	—	3,067	—
Commercial and industrial	2,152	2,179	—	1,130	126
Total	$20,696	$25,266	$—	$26,395	$2,061

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of December 31, 2013 and 2012 (in thousands)

	2013	2012

Residential real estate	$2,210	$1,477
Non-residential real estate	2,372	2,480
Commercial and industrial loans	84	—
Total	$4,666	$3,957

During the years ended December 31, 2013 and 2012, the Company recognized interest income of approximately $98,000 and $102,000, respectively, on the non-accrual loans. Interest income that would have been recorded had the loans been on the accrual status would have amounted to approximately $253,000 and $153,000 for the years ended December 31, 2013 and 2012, respectively. The Company is not committed to lend additional funds to borrowers whose loans have been placed on the non-accrual status.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of December 31, 2013 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$11,752	$11,752	$—
Multi-family	—	—	—	—	188,923	188,923	—
Mixed-use	—	2,210	—	2,210	48,257	50,467	—
Non-residential real estate	—	—	2,372	2,372	79,613	81,985	—
Construction loans	—	—	—	—	6,568	6,568	—
Commercial and industrial loans	—	—	—	—	31,345	31,345	—
Consumer	—	—	—	—	161	161	—
Total loans	$—	$2,210	$2,372	$4,582	$366,619	$371,201	$—

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

Age Analysis of Past Due Loans as of December 31, 2012 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,761	$7,761	$—
Multi-family	—	89	1,266	1,355	177,289	178,644	—
Mixed-use	—	—	—	—	41,895	41,895	—
Non-residential real estate	1,259	—	1,221	2,480	79,832	82,312	—
Construction loans	—	—	—	—	841	841	—
Commercial and industrial loans	—	—	—	—	26,274	26,274	—
Consumer	—	—	—	—	77	77	—
Total loans	$1,259	$89	$2,487	$3,835	$333,969	$337,804	$—

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Quality Indicators as of December 31, 2013 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$248,932	$71,659	$6,568	$25,733	$161	$353,053
Special Mention	—	—	—	5,612	—	5,612
Substandard	2,210	10,326	—	—	—	12,536
Total	$251,142	$81,985	$6,568	$31,345	$161	$371,201

Credit Quality Indicators as of December 31, 2012 (in thousands)

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$221,794	$74,040	$841	$24,122	$77	$320,874
Special Mention	2,553	505	—	—	—	3,058
Substandard	3,953	7,767	—	2,152	—	13,872
Total	$228,300	$82,312	$841	$26,274	$77	$337,804

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following table shows the breakdown of loans modified in troubled debt restructuring during the year ended December 31, 2013:

	Twelve Months Ended December 31,
	2013
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Real estate loans:
Multi-family	1	$307	$307
Non-residential	3	3,253	3,253
Total	4	$3,560	$3,560

The multi-family mortgage loan had an original interest rate of 6.75% with an amortization of 25 years. The Company reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date. This loan was paid-off on October 8, 2013.

Two non-residential mortgage loans had an original interest rate of 6.25% with an amortization of 25 years. The Company reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

One non-residential mortgage loan had an original interest rate of 4.75% with an amortization of 30 years. The Company reduced the interest rate and converted the monthly payments to interest only for nineteen months and then amortizing for 30 years, with a balloon payment after two years from the modification date.

As of December 31, 2013, none of the loans that were modified during the previous twelve months had defaulted during the year ended December 31, 2013.

The following table shows the breakdown of loans modified during the year ended December 31, 2012:

	Twelve Months Ended December 31,
	2012
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Real estate loans:
Multi-family	3	$3,638	$3,326
Non-residential	1	6,000	5,705
Total	4	$9,638	$9,031

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The non-residential mortgage loan was originally a purchased construction loan participation with an original blended interest rate of 8.06% and interest only payments that was modified to an interest rate of 5% for two years with interest only payments and a balloon payment due after two years.

As of December 31, 2012, except for one non-residential mortgage loan totaling $755,000 that defaulted on its modified terms in 2012 and now is in foreclosure, none of the four other loans that were modified during the previous twelve months had defaulted in the preceding twelve month period ended December 31, 2012.

Note 7 - Premises and Equipment, Net

	December 31,
	2013	2012
	(In Thousands)
Land	$2,415	$2,415
Buildings and improvements	13,233	13,162
Leasehold improvements	638	631
Furnishings and equipment	6,666	6,746

Total	22,952	22,954
Accumulated depreciation and amortization	(10,718)	(10,056)

	$12,234	$12,898

Note 8 - Accrued Interest Receivable, Net

	December 31,
	2013	2012
	(In Thousands)
Loans	$1,531	$1,286
Securities	25	35
Total	1,556	1,321
Allowance for uncollected interest	(289)	(345)
	$1,267	$976

Note 9 - Goodwill and Intangible Assets

Goodwill and intangible assets at December 31 are summarized as follows (in thousands):

	2013	2012
Goodwill	$749	$1,083
Customer relationships intangible	345	406
Total	$1,094	$1,489

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 9 - Goodwill and Intangible Assets (Continued)

The Company recognized impairment losses of $334,000 in 2013 and $227,000 in 2012, resulting in a write-down of goodwill to $749,000 as of December 31, 2013 and $1,083,000 as of December 31, 2012.  The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.  The net amount of intangible assets was $345,000 at December 31, 2013 and $406,000 at December 31, 2012.  Amortization expense of intangible assets was $61,000 in 2013 and $60,000 in 2012.  Scheduled amortization for each of the next five years and thereafter is as follows (in thousands):

2014	$61
2015	61
2016	61
2017	61
2018	61
Thereafter	40

Note 10 - Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $3,985,000 at December 31, 2013 consisting of an office building located in New Jersey. The property was acquired through a foreclosure in a prior year. Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense amounted to $425,000 in 2013.

The Company held two foreclosed properties valued at approximately $4,271,000 at December 31, 2012 consisting of an office building located in New Jersey and a restaurant located in New York. The restaurant was sold in June 2013, resulting in a loss of $51,000 included in REO expense. REO expense amounted to $36,000 in 2012.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 11 – Deposits

	December 31,
	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$28,310	0.00%	$22,932	0.00%
NOW and money market	60,334	0.36%	62,868	0.33%
Total	88,644	0.24%	85,800	0.24%

Savings accounts	85,156	0.55%	84,404	0.53%

Certificates of deposit maturing in:
One year or less	62,987	1.07%	70,160	1.03%
After one to two years	23,303	1.25%	25,857	1.49%
After two to three years	20,225	2.14%	9,004	1.79%
After three to four years	36,329	2.35%	15,099	2.41%
After four years	8,565	1.80%	27,796	2.49%

Total	151,409	1.59%	147,916	1.57%

Total deposits	$325,209	0.95%	$318,120	0.94%

As of December 31, 2013 and 2012, certificates of deposits equal to or in excess of $100,000 totaled approximately $89,699,000 and $81,213,000, respectively.

The Company had $980,000 at December 31, 2013 and $981,000 at December 31, 2012 in Certificate of Deposit Account Registry Service (“CDARS”) reciprocal certificates of deposits that were fully-insured brokered deposits as defined in the FDIC call report instructions. The CDARS certificates of deposits were obtained from one retail depositor and then transferred into the CDARS Network in order to obtain full FDIC insurance coverage for our customer. These types of deposits are known in the CDARS Network as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2013	2012
	(In Thousands)
Demand deposits	$219	$497
Savings accounts	445	558
Certificates of deposit	2,287	2,150

Total	$2,951	$3,205

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 12 – Federal Home Loan Bank of New York (“FHLB”) Advances

	December 31,
	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Advances maturing in:
One year or less	$16,000	1.45%	$10,000	3.70%
After one to two years	2,000	0.68%	5,000	3.64%
After two to three years	3,000	1.03%	—	0.00%

Total	$21,000	1.32%	$15,000	3.68%

At December 31, 2013, none of the above advances were subject to early call or redemption features.

At December 31, 2013, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans.

At December 31, 2013, the Company had the ability to borrow $70.8 million, net of $21.0 million in outstanding advances, from the FHLB.

Note 13 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments. Retained earnings at December 31, 2013 and 2012, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2013	2012
	(In Thousands)
Current tax expense (benefit)	$189	$(2,140)
Deferred tax expense (benefit)	211	(161)
Income Tax Expense (Benefit)	$400	$(2,301)

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 13 - Income Taxes (Continued)

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the existing federal income tax rate of 34% to income before taxes:

	Years Ended December 31,
	2013	2012
	(Dollars In Thousands)
Federal income tax at statutory rates	$523	$(1,637)
State and city tax, net of federal income tax effect	132	(423)
Non-taxable income on bank owned life insurance	(217)	(210)
Other	(38)	(31)
Income Tax Expense (Benefit)	$400	$(2,301)
Effective Income Tax Rate	26.0%	(47.8)%

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2013	2012
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,742	$2,077
State operating loss carryover	320	354
Reserve for uncollected interest	116	—
Depreciation	95	172
Benefit plans	1,387	1,354
Accumulated other comprehensive loss - DRP	52	185
Goodwill	15	—
Other	54	67
Total Deferred Tax Assets	3,781	4,209
Deferred tax liability:
Unrealized gain on securities available for sale	1	2
Goodwill	—	84
Total Deferred Tax Liabilities	1	86
Net Deferred Tax Asset, Included in Other Assets	$3,780	$4,123

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 14 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2013	2012
	(In Thousands)
Legal fees	$630	$826
Directors compensation	461	405
Audit and accounting	440	288
Service contracts	402	392
Telephone	392	345
Consulting expense	378	519
Other	350	443
Director, officer, and employee expenses	332	725
Insurance	222	215
Recruiting expense	96	423
Office supplies and stationary	77	118
Total	$3,780	$4,699

Note 15 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth the funded status of the DRP and components of net pension periodic expense measured as of December 31:

	Years Ended December 31,
	2013	2012

	(Dollars In Thousands)
Projected benefit obligation – beginning	$1,202	$801
Service cost	73	49
Interest cost	41	51
Actuarial loss (gain)	(278)	301
Prior service cost	3	—

Projected benefit obligation – ending	$1,041	$1,202

Funded status – accrued liability included in accounts payable and accrued expenses	$1,041	$1,202
Accumulated benefit obligation	$983	$1,137

Discount rate	4.45%	4.62%
Salary increase rate	2.00%	2.00%

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 15 - Benefits Plans (Continued)

Net periodic pension expense:
Service cost	$73	$49
Interest cost	41	51
Actuarial loss recognized	36	—
Prior service cost recognized	21	21

Total net periodic pension expense included in other non-interest expenses	$171	$121

Discount rate	4.45%	4.62%
Salary increase rate	2.00%	2.00%

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2014	$62
2015	94
2016	94
2017	94
2018	94
2019 to 2023	575

Supplemental Executive Retirement Plan (“SERP”)

The SERP is a non-contributory defined benefit plan that covers certain officers of the Company.

Under the SERP, each of these individuals will be entitled to receive upon retirement an annual benefit paid in monthly installments equal to 50% of his average base salary in the three-year period preceding retirement. Each individual may also retire early and receive a reduced benefit upon the attainment of certain age and years of service combination. Additional terms related to death while employed, death after retirement, disability before retirement and termination of employment are fully described within the plan document. The benefit payment term is the greater of 15 years or the executives remaining life. No benefits are expected to be paid during the next ten years.

The former Chief Financial Officer, who resigned and left the Company effective July 24, 2013, is no longer participating in the SERP. In connection with his resignation, the Company reversed $221,000 in accrued liability and expenses and $88,000 in deferred taxes and tax expenses. As a result, during the years ended December 31, 2013 and 2012, income of $143,000 and expenses of $285,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Operations under Salaries and Employee Benefits. At December 31, 2013 and 2012, a liability for this plan of $1,799,000 and $1,942,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution in 2013 and 2012.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 15 - Benefits Plans (Continued)

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Company’s initial public stock offering, the Bank established an ESOP for all eligible employees (substantially all full-time employees). The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of Company common stock at $10.00 per share. The loan from the Company carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025. Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loan by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the ESOP loan was $3,846,000 and $4,031,000 at December 31, 2013 and 2012, respectively.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense during the years ended December 31, 2013 and 2012, totaled approximately $164,000 and $145,000, respectively. Dividends on unallocated shares, which totaled approximately $40,000 and $44,000 during 2013 and 2012, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $22,000 and $18,000 during 2013 and 2012, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	December 31,
	2013	2012
Allocated shares	181,447	155,526
Shares committed to be released	25,921	25,921
Unearned shares	311,052	336,973

Total ESOP Shares	518,420	518,420

Fair value of unearned shares	$2,433,000	$1,786,000

Note 16 - Commitments and Contingencies

Lease Commitments

Rentals under operating leases for certain branch offices and land amounted to $576,000 and $478,000 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, the minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

Year ending December 31,
2014	$394
2015	236
2016	147
2017	98
2018	77
Thereafter	1,074
$2,026

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 16 - Commitments and Contingencies (Continued)

Other

On October 31, 2011, a complaint was filed by Stilwell Value Partners IV, L.P. (“Stilwell”) in the Supreme Court of New York, New York County (the "Court"), against the Company, NorthEast Community Bancorp MHC (the "MHC") and each of the directors of the Company and the MHC. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a "second-step" conversion of the MHC.  As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion, and that the Court order the Company to engage in a second-step conversion. A motion to dismiss the Complaint was filed on December 14, 2011. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012, Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second step conversion or permitting disinterested consideration by new, independent board members of a second step conversion. Stilwell asserted claims against the MHC, as majority shareholder of the Company, for breach of fiduciary duty and for aiding and abetting the directors’ alleged breach of fiduciary duty. The Company filed a motion to dismiss on February 1, 2013. Stilwell filed his opposition on March 8, 2013, and the Company filed its reply brief on March 29, 2013. The Court held a hearing on the motion on June 12, 2013. On October 23, 2013, the Court denied the motion to dismiss, holding the Court could not say that Stilwell had not alleged a viable claim, and thus the Court allowed the lawsuit against the Company’s directors and the MHS to proceed. The Company believes that the claims are without merit and intends to vigorously defend the case.

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

Note 17 - Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company has to record at fair value other assets and liabilities on a non-recurring basis, such as securities held to maturity, impaired loans and other real estate owned. U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 17- Fair Value Disclosures (continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant
		in Active	Other	(Level 3)
		Markets for	Observable	Significant
Description	Total	Identical Assets	Inputs	Unobservable Inputs
December 31, 2013	(In Thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$65	$—	$65	$—
Federal National Mortgage Association	48	—	48	—
Total	113	—	113	—
Nonrecurring:
Impaired loans	789	—	—	789

December 31, 2012:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$78	$—	$78	$—
Federal National Mortgage Association	51	—	51	—
Total	129	—	129	—
Nonrecurring:
Impaired loans	10,515	—	—	10,515
Real estate owned	4,271	—	—	4,271

A loan is considered impaired when, based upon current information and events; it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan.  Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses or through partial charge-offs, and as such are carried at the lower of cost or the fair value.  Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized.  The range of liquidation expenses and other appraisal adjustments of the impaired loans at December 31, 2013 was 3.0% and at December 31, 2012 was 6.4% to 63.0%.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2013 and 2012:

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into performing and non-performing categories. Performing loans are then segregated into adjustable and fixed rate interest terms. Fixed rate loans are segmented by type, such as construction, other loans secured by real estate, commercial and industrial loans, and consumer. Certain types, such as commercial and industrial loans and consumer loans, are further segmented by maturity and type of collateral.

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 17 - Fair Value Disclosures (Continued)

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand. Certificates of deposits are segregated by type, size, and remaining maturity. The fair value of certificates of deposits is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered in the market.

FHLB of New York Advances

The fair value of the FHLB advances is estimated based on the discounted value of future contractual payments. The discount rate is equivalent to the estimated rate at which the Company could currently obtain similar financing.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 2013 and 2012, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at
			December 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$31,531	$31,531	$31,531	$—	$—
Certificates of deposit	2,142	2,142	—	2,142	—
Securities available for sale	113	113	—	113	—
Securities held to maturity	8,444	8,739	—	8,739	—
Loans receivable	367,825	374,820	—	—	374,820
FHLB of New York stock	1,594	1,594	—	1,594	—
Accrued interest receivable	1,267	1,267	—	1,267	—

Financial Liabilities
Deposits	325,209	328,654	—	328,654	—
FHLB of New York advances	21,000	21,016	—	21,016	—
Accrued interest payable	2	2	—	2	—

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 17 - Fair Value Disclosures (Continued)

			Fair Value at
			December 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$49,242	$49,242	$49,242	$—	$—
Certificates of deposit	399	399	—	399	—
Securities available for sale	129	129	—	129	—
Securities held to maturity	11,987	12,561	—	12,561	—
Loans receivable	333,787	350,420	—	—	350,420
FHLB of New York stock	1,355	1,355	—	1,355	—
Accrued interest receivable	976	976	—	976	—

Financial Liabilities:
Deposits	318,120	321,236	—	321,236	—
FHLB of New York advances	15,000	15,256	—	15,256	—
Accrued interest payable	2	2	—	2	—

Note 18 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp (Parent company only) as of December 31, 2013 and 2012 and for the years then ended.

Condensed Statements of Financial Condition

	December 31,
	2013	2012
	(In Thousands)
Assets
Cash and due from banks	$12,492	$14,039
Certificates of deposits	1,046	299
Investment in subsidiary	86,957	85,511
ESOP loan receivable	3,847	4,031
Other assets	8	12
Total Assets	$104,350	$103,892

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$182	$43
Total Liabilities	182	43

Total Stockholders’ Equity	104,168	103,849

Total Liabilities and Stockholders’ Equity	$104,350	$103,892

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information (Continued)

Condensed Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2013	2012
	(In Thousands)
Interest income – interest- earning deposits	$6	$12
Interest income – ESOP loan	332	348
Operating expenses	(260)	(276)

Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	78	84

Income tax expense	24	35

Income before Equity in Undistributed Earnings (Loss) of Subsidiary	54	49

Equity in undistributed earnings (loss) of subsidiary	1,083	(2,563)

Net Income (Loss)	$1,137	$(2,514)
Comprehensive Income (Loss)	$1,336	$(2,692)

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information (Continued)

Statements of Cash Flow

	Years Ended December 31,
	2013	2012
	(In Thousands)
Cash Flows from Operating Activities
Net income (loss)	$1,137	$(2,514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings (loss) of subsidiary	(1,083)	2,563
Decrease (increase) in other assets	4	(12)
Increase (decrease) in other liabilities	(10)	(114)

Net Cash Provided by (Used in) Operating Activities	48	(77)

Cash Flows from Investing Activities
Repayment of ESOP loan	184	170
Net maturity (purchases) of certificates of deposit	(747)	1,245

Net Cash Provided by (Used in) Investing Activities	(563)	1,415

Cash Flows from Financing Activities
Cash dividends paid	(453)	(669)
Purchase of treasury stock	(579)	—

Net Cash Used in Financing Activities	(1,032)	(669)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,547)	669

Cash and Cash Equivalents - Beginning	14,039	13,370

Cash and Cash Equivalents - Ending	$12,492	$14,039

Note 19 – Related Party Transactions

In the normal course of business, the Company entered into deposit transactions with members of the Board of Directors and management. These transactions are entered into under the same terms as those for non-related parties and are considered immaterial to the Company’s consolidated financial statements. In addition, one member of the Board of Directors provides consulting services related to bank branching and the Community Reinvestment Act and another member of the Board of Directors provides legal services to the Company. Fees paid for the consulting and legal services totaled $60,000 and $2,600, respectively, for the year ended December 31, 2013 and $90,000 and $1,664, respectively, for the year ended December 31, 2012.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 20 – Reclassification Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	December 31, 2013
	(In Thousands)
Amortization of defined benefit pension items:
Prior service costs	$21	(1)	Salary and employee benefits
Unrecognized loss	36	(1)	Salary and employee benefits
	57		Total before tax
	(22)		Income tax benefit
Total reclassifications for the period	$35		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 15 for additional details).

Note 21 - Recent Accounting Pronouncements

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

