Form 10-Q
period 2014-03-31
NORTHEAST COMMUNITY BANCORP INC
filed 2014-05-15
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☒

As of May 7, 2014, there were 12,102,715 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31,	December 31,
	2014	2013
	(In thousands,
	except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,774	$3,794
Interest-bearing deposits	22,542	27,737
Cash and cash equivalents	25,316	31,531

Certificates of deposit	2,142	2,142
Securities available-for-sale	107	113
Securities held-to-maturity (fair value of $8,243 and $8,739, respectively)	7,963	8,444
Loans receivable, net of allowance for loan losses of $4,205	382,362	367,825
and $4,015, respectively
Premises and equipment, net	12,102	12,234
Federal Home Loan Bank of New York stock, at cost	1,594	1,594
Bank owned life insurance	20,643	20,490
Accrued interest receivable	1,438	1,267
Goodwill	749	749
Intangible assets	329	345
Other real estate owned	3,996	3,985
Other assets	5,346	7,506
Total assets	$464,087	$458,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$22,083	$28,310
Interest bearing	309,396	296,899
Total deposits	331,479	325,209

Advance payments by borrowers for taxes and insurance	4,471	3,987
Federal Home Loan Bank advances	21,000	21,000
Accounts payable and accrued expenses	3,674	3,861
Total liabilities	360,624	354,057

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value;
19,000,000 shares authorized; 13,225,000 shares issued;
outstanding: 12,452,552 and 12,566,952 shares, respectively	132	132
Additional paid-in capital	57,065	57,083
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,046)	(3,111)
Retained earnings	54,497	54,428
Treasury stock – at cost, 772,448 and 658,048 shares, respectively	(5,124)	(4,291)
Accumulated other comprehensive loss	(61)	(73)
Total stockholders’ equity	103,463	104,168
Total liabilities and stockholders’ equity	$464,087	$458,225

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands,
	except per share data)
INTEREST INCOME:
Loans	$4,691	$4,646
Interest-earning deposits	4	3
Securities – taxable	73	99

Total Interest Income	4,768	4,748
INTEREST EXPENSE:
Deposits	754	728
Borrowings	65	101
Total Interest Expense	819	829
Net Interest Income	3,949	3,919
PROVISION FOR LOAN LOSSES	—	60
Net Interest Income after Provision
for Loan Losses	3,949	3,859
NON-INTEREST INCOME:
Other loan fees and service charges	106	219
Earnings on bank owned life insurance	153	157
Investment advisory fees	203	177
Other	5	5
Total Non-Interest Income	467	558
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,258	2,346
Occupancy expense	421	394
Equipment	159	181
Outside data processing	254	276
Advertising	11	10
Other real estate owned expense	75	86
FDIC insurance premiums	127	30
Other	839	868
Total Non-Interest Expenses	4,144	4,191
Income before Provision for Income Taxes	272	226
PROVISION FOR INCOME TAXES	57	19
Net Income	$215	$207
Net Income per Common Share - Basic	$0.02	$0.02
Weighted Average Number of Common
Shares Outstanding – Basic	12,197	12,311
Dividends Declared per Common Share	$0.03	$0.03

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	(In thousands)

	2014	2013
Net income	$215	$207
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated
other comprehensive loss:
Amortization of prior service cost (1)	6	5
Amortization of actuarial (gain) loss (1)	(1)	9
Actuarial gains arising during period	15	69
Total	20	83
Income tax effect (2)	(8)	(33)
Total other comprehensive income	12	50

Total comprehensive income	$227	$257

(1)	Amounts are included in salaries and employees benefits in the unaudited consolidated statements of income as part of net periodic pension cost. See note 10 for further information.

(2)	Amounts are included in provision for income taxes in the unaudited consolidated statements of income.

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2014 and 2013 (in thousands)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2012	$132	$57,178	$(3,370)	$53,893	$(3,712)	$(272)	$103,849
Net income	—	—	—	207	—	—	207
Other comprehensive income	—	—	—	—	—	50	50
Cash dividend declared ($0.03 per share)	—	—	—	(151)	—	—	(151)
ESOP shares earned	—	(30)	65	—	—	—	35
Balance – March 31, 2013	$132	$57,148	$(3,305)	$53,949	$(3,712)	$(222)	$103,990

Balance at December 31, 2013	$132	$57,083	$(3,111)	$54,428	$(4,291)	$(73)	$104,168
Net income	—	—	—	215	—	—	215
Other comprehensive income	—	—	—	—	—	12	12
Purchase of 114,400 shares of treasury stock	—	—	—	—	(833)	—	(833)
Cash dividend declared ($0.03 per share)	—	—	—	(146)	—	—	(146)
ESOP shares earned	—	(18)	65	—	—	—	47
Balance – March 31, 2014	$132	$57,065	$(3,046)	$54,497	$(5,124)	$(61)	$103,463

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income	$215	$207
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of securities premiums (discounts)	(10)	17
Provision for loan losses	—	60
Depreciation and amortization	184	201
Net amortization of deferred loan fees and costs	46	46
Amortization of intangible assets	16	15
Deferred income tax expense (benefit)	(96)	5
Earnings on bank owned life insurance	(153)	(157)
ESOP compensation expense	47	35
Increase in accrued interest receivable	(171)	(53)
(Increase) decrease in other assets	2,247	(100)
(Decrease) increase in accounts payable and accrued expenses	(165)	94
Net Cash Provided by Operating Activities	2,160	370
Cash Flows from Investing Activities:
Net increase in loans	(14,581)	(10,258)
Principal repayments on securities available-for-sale	6	3
Principal repayments on securities held-to-maturity	491	901
Proceeds from maturities of certificates of deposit	—	249
Capitalized cost on real estate owned	(11)	—
Redemption of Federal Home Loan Bank of New York stock	—	450
Purchases of premises and equipment	(52)	(7)
Net Cash Used In Investing Activities	(14,147)	(8,662)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	6,270	(6,410)
Proceeds from FHLB of NY advances	5,000	—
Repayment of FHLB of NY advances	(5,000)	(10,000)
Purchase of treasury stock	(833)	—
Increase in advance payments by borrowers for taxes and insurance	484	592
Cash dividends paid	(149)	(151)
Net Cash Provided by (Used in) Financing Activities	5,772	(15,969)
Net Decrease in Cash and Cash Equivalents	(6,215)	(24,261)
Cash and Cash Equivalents - Beginning	31,531	49,242
Cash and Cash Equivalents - Ending	$25,316	$24,981
SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid (refunded)	$(1,906)	$—
Interest paid	$819	$829
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Dividends declared and not paid	$146	$—

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2013 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. That data, along with the interim financial information presented in the unaudited consolidated statements of financial condition, income, comprehensive income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after March 31, 2014 and through the date these consolidated financial statements were issued.

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

The allowance for loan losses consists of specific and general reserves. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, a specific allowance is established or a partial charge-off is taken when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Beginning in the fourth quarter of 2012, the Company discontinued the use of specific allowances. If an impairment is identified, the Company now charges off the impaired portion immediately. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis.

The Company does not evaluate individual one-to-four family residential real estate and consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

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

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of March 31, 2014.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill

Goodwill totaled $749,000 at March 31, 2014 and December 31, 2013 and consists of goodwill acquired in the business combination completed by the Company in November 2007. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. No impairment charges were recorded for the quarters ended March 31, 2014 and March 31, 2013.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and, during the three-month periods ended March 31, 2014 and 2013, had no potentially dilutive common stock equivalents. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2013 and March 31, 2014, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the plan. As of December 31, 2013, the Company had allocated 181,447 shares to participants, and an additional 25,921 shares had been committed to be released. As of March 31, 2014, the Company had allocated 207,368 shares to participants, and an additional 6,480 shares had been committed to be released.

The Company recognized compensation expense of $47,000 and $35,000 during the three-month periods ended March 31, 2014 and 2013, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

NOTE 4 – Outside Director Retirement Plan (“DRP”)

Net periodic pension cost for the Company’s DRP is as follows:

	Three Months Ended
	March 31,
	(In thousands)

	2014	2013
Service cost	$18	$18
Interest cost	10	11
Amortization of prior service cost	6	5
Amortization of actuarial (gain) loss	(1)	9
Total	$33	$43

NOTE 4 – OUTSIDE DIRECTOR RETIREMENT PLAN (“DRP”) (Continued)

This plan is an unfunded, non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The amortization of prior service cost and actuarial loss in the three-month periods ended March 31, 2014 and 2013 is also reflected in other comprehensive income during those periods.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2014
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$57	$2	$—	$59
Federal National Mortgage Association	46	2	—	48
Total	$103	$4	$—	$107

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$6,063	$216	$—	$6,279
Federal Home Loan Mortgage Corporation	231	8	—	239
Federal National Mortgage Association	148	6	—	154
Collateralized mortgage obligations-GSE	1,520	50	—	1,570
Other	1	—	—	1
Total	$7,963	$280	$—	$8,243

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2013
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$63	$2	$—	$65
Federal National Mortgage Association	47	1	—	48
Total	$110	$3	$—	$113

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$6,426	$215	$—	$6,641
Federal Home Loan Mortgage Corporation	238	7	—	245
Federal National Mortgage Association	155	6	—	161
Collateralized mortgage obligations-GSE	1,624	67	—	1,691
Other	1	—	—	1
Total	$8,444	$295	$—	$8,739

NOTE 5 – INVESTMENTS (Continued)

Contractual final maturities of mortgage-backed securities available for sale were as follows:

	March 31, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Due after five but within ten years	$19	$19
Due after ten years	84	88
Total	$103	$107

Contractual final maturities of mortgage-backed securities held to maturity were as follows:

	March 31, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Due after one but within five years	$74	$76
Due after five but within ten years	145	152
Due after ten years	7,744	8,015
Total	$7,963	$8,243

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

NOTE 6 – FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets and liabilities on a non-recurring basis, such as impaired loans and other real estate owned. U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE 6 – Fair Value DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant
		in Active	Other	(Level 3)
		Markets for	Observable	Significant
Description	Total	Identical Assets	Inputs	Unobservable Inputs
March 31, 2014:	(In Thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$59	$—	$59	$—
Federal National Mortgage Association	48	—	48	—
Total	$107	$—	$107	$—
Nonrecurring:
Impaired loans	$2,666	$—	$—	$2,666

December 31, 2013:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$65	$—	$65	$—
Federal National Mortgage Association	48	—	48	—
Total	$113	$—	$113	$—
Nonrecurring:
Impaired loans	$789	$—	$—	$789

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
				Range
	Fair Value Estimate	Valuation Techniques	Unobservable	(Weighted Average Rate
(in thousands)	Estimate	Techniques	Input	Average Rate)
March 31, 2014:
Impaired loans	$2,666	Appraisal of collateral (1)	Appraisal adjustments (2)	0.00%
			Liquidation expenses (2)	2.64%-3.52% (3.08%)

December 31, 2013:
Impaired loans	$789	Appraisal of collateral (1)	Appraisal adjustments (2)	0.00%
			Liquidation expenses (2)	3.00% (3.00%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and aged appraisals. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 6 – Fair Value DISCLOSURES (Continued)

The carrying amounts and fair values of the Company’s financial instruments are summarized below:

			Fair Value at
			March 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$25,316	$25,316	$25,316	$—	$—
Certificates of deposit	2,142	2,142	—	2,142	—
Securities available for sale	107	107	—	107	—
Securities held to maturity	7,963	8,243	—	8,243	—
Loans receivable	382,362	390,522	—	—	390,522
FHLB of New York stock	1,594	1,594	—	1,594	—
Accrued interest receivable	1,438	1,438	—	1,438	—

Financial Liabilities
Deposits	331,479	334,949	—	334,949	—
FHLB of New York advances	21,000	21,020	—	21,020	—
Accrued interest payable	2	2	—	2	—

			Fair Value at
			December 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$31,531	$31,531	$31,531	$—	$—
Certificates of deposit	2,142	2,142	—	2,142	—
Securities available for sale	113	113	—	113	—
Securities held to maturity	8,444	8,739	—	8,739	—
Loans receivable	367,825	374,820	—	—	374,820
FHLB of New York stock	1,594	1,594	—	1,594	—
Accrued interest receivable	1,267	1,267	—	1,267	—

Financial Liabilities
Deposits	325,209	328,654	—	328,654	—
FHLB of New York advances	21,000	21,016	—	21,016	—
Accrued interest payable	2	2	—	2	—

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013:

NOTE 6 – Fair Value DISCLOSURES (Continued)

Cash and Cash Equivalents, Certificates of Deposit and Accrued Interest Receivable and Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

Fair values for securities available-for-sale and held-to-maturity are determined utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into performing and non-performing categories. Performing loans are then segregated into adjustable and fixed rate interest terms. Fixed rate loans are segmented by type, such as construction, other loans secured by real estate, commercial and industrial loans, and consumer. Certain types, such as commercial loans and consumer loans, are further segmented by maturity and type of collateral.

For performing loans, fair value is calculated by discounting scheduled future cash flows through estimated maturity using a market rate that reflects the credit and interest-rate risks inherent in the loans. The discounted value of the cash flows is reduced by a credit risk adjustment based on internal loan classifications. For non-performing loans, fair value is calculated by discounting the estimated future cash flows from the remaining carrying value at a market rate. For impaired loans which the Company has measured and recorded impairment generally based on the fair value of the loan’s collateral, fair value is generally determined based upon independent third-party appraisal of the properties, or discounted cash flows based upon the expected proceeds. These assets are typically included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At March 31, 2014 and December 31, 2013, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

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

NOTE 6 – Fair Value DISCLOSURES (Continued)

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses and related information concerning loan balances:

	March 31,	December 31,
	2014	2013
	(In Thousands)
Residential real estate:
One-to-four family	$12,266	$11,752
Multi-family	195,864	188,923
Mixed use	52,509	50,467
Total residential real estate	260,639	251,142
Non-residential real estate	80,219	81,985
Construction	14,226	6,568
Commercial and Industrial	30,698	31,345
Consumer	153	161

Total Loans	385,935	371,201

Allowance for loan losses	(4,205)	(4,015)
Deferred loan costs, net	632	639

Net Loans	$382,362	$367,825

At and for the Three Months Ended March 31, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning balance	$2,556	$896	$97	$456	$—		$10	$4,015
Charge-offs	—	(34)	—	—	—		—	(34)
Recoveries	—	224	—	—	—		—	224
Provision (reduction)	32	(74)	38	(55)	—		59	—
Ending balance	$2,588	$1,012	$135	$401	$—		$69	$4,205
Ending balance: individually evaluated for impairment	$—	$160	$—	$—	$—		$—	$160

Ending balance: collectively evaluated for impairment	$2,588	$852	$135	$401	$—		$69	$4,045

Loans receivable:
Ending balance	$260,639	$80,219	$14,226	$30,698	$153	$		$385,935

Ending balance: individually
evaluated for impairment	$8,649	$11,587	$—	$—	$—	$		$20,236

Ending balance: collectively evaluated for impairment	$251,990	$68,632	$14,226	$30,698	$153	$		$365,699

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

For the Three Months Ended March 31, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,216	$996	$—	$434	$—	$—	$4,646
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (reduction)	45	(12)	—	27	—	—	60
Ending balance	$3,261	$984	$—	$461	$—	$—	$4,706

At and for the Year Ended December 31, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated		Total
Allowance for loan losses:
Ending balance	$2,556	$896	$97	$456	$—		$10	$4,015

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—	$—

Ending balance: collectively evaluated for impairment	$2,556	$896	$97	$456	$—		$10	$4,015

Loans receivable:
Ending balance	$251,142	$81,985	$6,568	$31,345	$161	$		$371,201
Ending balance: individually
evaluated for impairment	$8,629	$11,488	$—	$—	$—	$		$20,117

Ending balance: collectively evaluated for impairment	$242,513	$70,497	$6,568	$31,345	$161	$		$351,084

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is a summary of impaired loans at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$8,649	$9,279	$—	$8,629	$9,259	$—
Non-residential real estate	9,536	12,748	—	11,488	14,739	—
Commercial and industrial	—	—	—	—	—	—
Subtotal	$18,185	$22,027	$—	$20,117	$23,998	$—

With an allowance recorded:
Residential real estate-Multi-family	$—	$—	$—	$—	$—	$—
Non-residential real estate	2,051	2,051	160	—	—	—
Commercial and industrial	—	—	—	—	—	—
Subtotal	$2,051	$2,051	$160	$—	$—	$—

Total:
Residential real estate-Multi-family	$8,649	$9,279	$—	$8,629	$9,259	$—
Non-residential real estate	11,587	14,799	160	11,488	14,739	—
Commercial and industrial	—	—	—	—	—	—
Total	$20,236	$24,078	$160	$20,117	$23,998	$—

Further information pertaining to impaired loans follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$8,639	$48	$48	$10,883	$169	$169
Non-residential real estate	9,498	10	10	9,902	15	15
Commercial and industrial	—	—	—	2,001	29	29
Subtotal	$18,137	$58	$58	$22,786	$213	$213

With an allowance recorded:
Residential real estate-Multi-family	$—	$—	$—	$—	$—	$—
Non-residential real estate	2,039	16	16	—	—	—
Commercial and industrial	—	—	—	—	—	—
Subtotal	$2,039	$16	$16	$—	$—	$—

Total:
Residential real estate-Multi-family	$8,639	$48	$48	$10,883	$169	$169
Non-residential real estate	11,537	26	26	9,902	15	15
Commercial and industrial	—	—	—	2,001	29	29
Total	$20,176	$74	$74	$22,786	$213	$213

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2014 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$12,266	$12,266	$—
Multi-family	2,166	—	—	2,166	193,698	195,864	—
Mixed-use	—	—	2,226	2,226	50,283	52,509	—
Non-residential real estate	191	—	2,418	2,609	77,610	80,219	—
Construction loans	—	—	—	—	14,226	14,226	—
Commercial and industrial loans	—	2,502	—	2,502	28,196	30,698	—
Consumer	—	—	—	—	153	153	—
Total loans	$2,357	$2,502	$4,644	$9,503	$376,432	$385,935	$—

Age Analysis of Past Due Loans as of December 31, 2013 (in Thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$11,752	$11,752	$—
Multi-family	—	—	—	—	188,923	188,923	—
Mixed-use	—	2,210	—	2,210	48,257	50,467	—
Non-residential real estate	—	—	2,372	2,372	79,613	81,985	—
Construction loans	—	—	—	—	6,568	6,568	—
Commercial and industrial loans	—	—	—	—	31,345	31,345	—
Consumer	—	—	—	—	161	161	—
Total loans	$—	$2,210	$2,372	$4,582	$366,619	$371,201	$—

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Risk Profile by Internally Assigned Grade at March 31, 2014 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$258,413	$69,787	$14,226	$25,157	$153	$367,736
Special Mention	—	—	—	5,541	—	5,541
Substandard	2,226	10,432	—	—	—	12,658
Total	$260,639	$80,219	$14,226	$30,698	$153	$385,935

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Risk Profile by Internally Assigned Grade at December 31, 2013 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$248,932	$71,659	$6,568	$25,733	$161	$353,053
Special Mention	—	—	—	5,612	—	5,612
Substandard	2,210	10,326	—	—	—	12,536
Total	$251,142	$81,985	$6,568	$31,345	$161	$371,201

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of March 31, 2014 and December 31, 2013 (in thousands)

	2014	2013

Residential real estate	$2,226	$2,210
Non-residential real estate	2,418	2,372
Commercial and industrial loans	81	84
Total	$4,725	$4,666

There were no loans modified that were deemed troubled debt restructurings during the three months ended March 31, 2014 and March 31, 2013. As of March 31, 2014, none of the loans that were modified during the previous twelve months had defaulted in the three month period ended March 31, 2014. As of March 31, 2013, none of the loans that were modified during the previous twelve months had defaulted in the three month period ended March 31, 2013.

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. For public entities, the guidance is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors, which claries that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 9 – DIVIDEND RESTRICTION

NorthEast Community Bancorp MHC (the “MHC”) held 7,273,750 shares, or 58.4%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 41.6% of outstanding stock, at March 31, 2014. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the period from November 13, 2013 through November 12, 2014.

NOTE 9 – DIVIDEND RESTRICTION (Continued)

The MHC has waived receipt of all past dividends paid by the Company through March 31, 2014, with the exception of the dividend for the quarter ended June 30, 2012. Because the MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012, the MHC received $218,000 in dividends in August 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of March 31, 2014 and December 31, 2013, the aggregate retained earnings restricted for cash dividends waived were $5,455,000 and $5,237,000, respectively.

NOTE 10 – RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	March 31, 2014
	(In Thousands)
Amortization of defined benefit pension items:
Prior service costs	$6	(1)	Salary and employee benefits
Actuarial loss	(1)	(1)	Salary and employee benefits
	5		Total before tax
	(1)		Income tax benefit
Total reclassifications for the period	$4		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Due to the conversion of the Bank to a New York State-chartered savings bank on June 29, 2012, the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Department of Financial Services (“NYS”) are now the Bank’s primary regulators. As such, the FDIC and NYS, as an integral part of their examination process, periodically review our allowance for loan losses. The FDIC and NYS could require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations. A large loss or a series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

No impairment charges were recorded for the quarters ended March 31, 2014 and March 31, 2013.

First Quarter Performance Highlights

The Company’s earnings for the quarter ended March 31, 2014 increased by $8,000 compared to the same period in 2013 primarily due to an increase in net interest income and a decrease in non-interest expense, partially offset by a decrease in non-interest expense and an increase in provision for income taxes. The Company had no provision for loan losses during the March 31, 2014 quarter compared to $60,000 in provision for loan losses during the March 31, 2013 quarter.

Non-performing loans increased slightly by $59,000, or 1.3%, to $4.73 million as of March 31, 2014 from $4.67 million as of December 31, 2013. The increase in non-performing loans was primarily due to real estate taxes and similar items paid by the Company to protect the collateral position of the Company with respect to such loans. These expenditures for real estate taxes and similar items typically resulted in either a decrease in the escrow balances or negative escrow balances for the borrowers. Because the borrowers are obligated to pay for real estate taxes and similar items pursuant to the terms of the mortgage, the Company deemed these expenditures as additional balances due from the borrowers.

Our interest rate spread decreased to 3.59% for the three months ended March 31, 2014 from 3.72% for the three months ended March 31, 2013 and our net interest margin decreased to 3.81% for the three months ended March 31, 2014 from 3.97% for the three months ended March 31, 2013.

Our loans receivable, net, increased by $14.5 million, or 4.0%, to $382.4 million as of March 31, 2014 due primarily to increases of $7.7 million in construction mortgage loans, $6.9 million in multi-family mortgage loans, and $2.0 million in mixed-use mortgage loans, offset by decreases of $1.8 million in non-residential mortgage loans, $647,000 in commercial and industrial loans, and $8,000 in consumer loans.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets increased by $5.9 million, or 1.3%, to $464.1 million at March 31, 2014 from $458.2 million at December 31, 2013. The increase in total assets was due primarily to increases of $14.5 million in loans receivable, net, $171,000 in accrued interest receivable, and $153,000 in bank owned life insurance, offset by decreases of $6.2 million in cash and cash equivalents, $2.2 million in other assets, $481,000 in securities held-to-maturity, and $132,000 in premises and equipment. The increase in total assets was funded primarily from increases of $6.3 million in deposits and $484,000 in advance payments by borrowers for taxes and insurance, partially offset by a decrease of $187,000 in other liabilities.

Loans receivable, net, increased by $14.5 million, or 4.0%, to $382.4 million at March 31, 2014 from $367.8 million at December 31, 2013 due primarily to loan originations totaling $34.1 million which exceeded loan repayments and charge-offs totaling $19.6 million. The increase in the mortgage loan portfolio was due to increases of $7.7 million, or 116.6%, in the construction mortgage loan portfolio to $14.2 million at March 31, 2014 from $6.6 million at December 31, 2013, $6.9 million, or 3.7%, in the multi-family mortgage loan portfolio to $195.9 million at March 31, 2014 from $188.9 million at December 31, 2013, and $2.0 million, or 4.0%, in the mixed-use mortgage loan portfolio to $52.5 million at March 31, 2014 from $50.5 million at December 31, 2013, offset by decreases of $1.8 million, or 2.2%, in the non-residential mortgage loan portfolio to $80.2 million at March 31, 2014 from $82.0 million at December 31, 2013, $647,000, or 2.1%, in the commercial and industrial loan portfolio to $30.7 million at March 31, 2014 from $31.3 million at December 31, 2013, and $8,000, or 5.0%, in the consumer loan portfolio to $153,000 at March 31, 2014 from $161,000 at December 31, 2013.

Accrued interest receivable increased by $171,000, or 13.5%, to $1.44 million at March 31, 2014 from $1.27 million at December 31, 2013 due primarily to an increase in the mortgage loan portfolio. Bank owned life insurance increased by $153,000, or 0.7%, to $20.6 million at March 31, 2014 from $20.5 million at December 31, 2013 due to accrued earnings during 2014.

Cash and cash equivalents decreased by $6.2 million, or 19.7%, to $25.3 million at March 31, 2014 from $31.5 million at December 31, 2013 due primarily to the above mentioned increase in loans receivable. Securities held-to-maturity decreased by $481,000, or 5.7%, to $8.0 million at March 31, 2014 from $8.4 million at December 31, 2013 due primarily to repayments of $491,000.

Premises and equipment decreased by $132,000, or 1.1%, to $12.1 million at March 31, 2014 from $12.2 million at December 31, 2013 due primarily to depreciation. Other assets decreased by $2.2 million, or 28.8%, to $5.3 million at March 31, 2014 from $7.5 million at December 31, 2013 due to a $1.9 million income tax refund from the Internal Revenue Service that reduced current tax assets.

Deposits increased by $6.3 million, or 1.9%, to $331.5 million at March 31, 2014 from $325.2 million at December 31, 2013. The increase in deposits was primarily attributable to increases of $9.4 million in certificates of deposits, $1.8 million in NOW and money market accounts, and $1.3 million in regular savings accounts, partially offset by a decrease of $6.2 million in non-interest bearing accounts. The increase in certificates of deposits was due to non-broker certificates of deposits gathered through a nationwide certificate of deposit listing service from banks and credit unions in amounts greater than $75,000 and less than $250,000. In this regard, we obtained $9.4 million in non-broker certificates of deposits since December 31, 2013. The increase in deposits was primarily attributable to efforts by the Company to increase liquidity, fund loan originations, and increase reliance on long term certificates of deposits.

Advance payments by borrowers for taxes and insurance increased by $484,000, or 12.1%, to $4.5 million at March 31, 2014 from $4.0 million at December 31, 2013 due primarily to an increase in the mortgage loan portfolio.

Stockholders’ equity decreased by $705,000, or 0.7%, to $103.5 million at March 31, 2014, from $104.2 million at December 31, 2013. This decrease was primarily the result of stock repurchases of $833,000 and cash dividends declared of $146,000, partially offset by comprehensive income of $227,000 and the amortization of $47,000 for the ESOP for the period.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. Net income increased by $8,000, or 3.9%, to $215,000 for the quarter ended March 31, 2014 from net income of $207,000 for the quarter ended March 31, 2013. The increase was primarily the result of an increase of $30,000 in net interest income, no provision for loan losses during the 2014 period compared to a provision for loan losses of $60,000 for the comparable 2013 period and a decrease of $47,000 in non-interest expenses, offset by a decrease of $91,000 in non-interest income and an increase of $38,000 in income taxes.

Net Interest Income. Net interest income increased by $30,000, or 0.8%, to $3.95 million for the three months ended March 31, 2014 from $3.92 million for the three months ended March 31, 2013. The increase in net interest income resulted primarily from an increase of $20,000 in interest income coupled with a decrease of $10,000 in interest expense.

The net interest spread decreased by 13 basis points to 3.59% for the three months ended March 31, 2014 from 3.72% for the three months ended March 31, 2013. The net interest margin decreased by 16 basis points between these periods from 3.97% for the quarter ended March 31, 2013 to 3.81% for the quarter ended March 31, 2014. The decrease in the interest rate spread and the net interest margin in the first quarter of 2014 compared to the same period in 2013 was due to a decrease in the yield on our interest-earning assets, offset by a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 21 basis points to 4.60% for the three months ended March 31, 2014 from 4.81% for the three months ended March 31, 2013 and the cost of our interest-bearing liabilities decreased by 8 basis points to 1.01% for the three months ended March 31, 2014 from 1.09% for the three months ended March 31, 2013. The decrease in the yield on our interest-earning assets was due to decreases in the yield on loans receivable and securities, offset by an increase in the yield on other interest-earning assets. The decrease in the cost of our interest-bearing liabilities was due to a decrease in the cost of borrowed money.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$377,558	$4,691	4.97%	$344,597	$4,646	5.39%
Securities (including FHLB stock)	9,988	73	2.92	12,993	99	3.05
Other interest-earning assets	26,751	4	0.06	37,494	3	0.03
Total interest-earning assets	414,297	4,768	4.60	395,084	4,748	4.81
Allowance for loan losses	(4,129)			(4,323)
Non-interest-earning assets	49,363			49,922
Total assets	$459,531			$440,683

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$63,210	$55	0.35%	$61,857	$50	0.32%
Savings and club accounts	85,383	115	0.54	83,241	109	0.52
Certificates of deposit	155,010	584	1.51	148,011	569	1.54
Total interest-bearing deposits	303,603	754	0.99	293,109	728	0.99

Borrowings	21,000	65	1.24	11,278	101	3.58
Total interest-bearing liabilities	324,603	819	1.01	304,387	829	1.09

Noninterest-bearing demand	23,262			23,667
Other liabilities	7,742			7,132
Total liabilities	355,607			335,186

Stockholders’ equity	103,924			105,497
Total liabilities and Stockholders' equity	$459,531			$440,683
Net interest income		$3,949			$3,919
Interest rate spread			3.59%			3.72%
Net interest margin			3.81%			3.97%
Net interest-earning assets	$89,694			$90,697
Interest-earning assets to interest-bearing liabilities	127.63%			129.80%

Total interest income increased by $20,000, or 0.4%, to $4.77 million for the three months ended March 31, 2014 from $4.75 million for the three months ended March 31, 2013. Interest income on loans increased by $45,000, or 1.0%, to $4.70 million for the three months ended March 31, 2014 from $4.65 million for the three months ended March 31, 2013. The increase was primarily the result of an increase of $33.0 million, or 9.6%, in the average balance of the loan portfolio to $377.6 million for the three months ended March 31, 2014 from $344.6 million for the three months ended March 31, 2013 as originations outpaced repayments and charge-offs, net of recoveries. The increase in the average balance of the loan portfolio was offset by a decrease of 42 basis points in the average yield on loans to 4.97% for the three months ended March 31, 2014 from 5.39% for the three months ended March 31, 2013. The decrease in the average yield on loans was due to the pay-off of numerous higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of numerous mortgage loans in our loan portfolio.

Interest income on securities decreased by $26,000, or 26.3%, to $73,000 for the three months ended March 31, 2014 from $99,000 for the three months ended March 31, 2013. The decrease was primarily due to a decrease of $3.0 million, or 23.1%, in the average balance of securities to $10.0 million for the three months ended March 31, 2014 from $13.0 million for the three months ended March 31, 2013. The decrease in the average balance was due to the principal repayments on investment securities, offset by an increase in FHLB New York stock. The decrease in interest income on securities was also due to a decrease of 13 basis points in the average yield on securities to 2.92% for the three months ended March 31, 2014 from 3.05% for the three months ended March 31, 2013. The decline in the yield was due to the re-pricing of the yield of our adjustable rate investment securities.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $1,000, or 33.3% to $4,000 for the three months ended March 31, 2014 from $3,000 for the three months ended March 31, 2013. The increase was primarily due to an increase of 3 basis points in the average yield on other interest-earning assets to 0.06% for the three months ended March 31, 2014 from 0.03% for the three months ended March 31, 2013, offset by a decrease of $10.7 million, or 28.7%, in the average balance of interest-earning assets to $26.8 million for the three months ended March 31, 2014 from $37.5 million for the three months ended March 31, 2013. The increase in interest income on interest-earnings deposits was due to an increase in the average balance of higher yielding certificates of deposits at other financial institutions, offset by a decrease in the average balance of interest-earning deposits maintained at the FHLB and Federal Reserve Bank of New York.

Total interest expense decreased by $10,000, or 1.2%, to $819,000 for the three months ended March 31, 2014 from $829,000 for the three months ended March 31, 2013. The average cost of interest-bearing deposits remained the same at 0.99% for the three months ended March 31, 2014 and March 31, 2013.

Interest expense on deposits increased by $26,000, or 3.6%, to $754,000 for the three months ended March 31, 2014 from $728,000 for the three months ended March 31, 2013. The increase in the interest expense on deposits was a result of an increase of $10.5 million, or 3.6%, in the average balance of interest bearing deposits to $303.6 million for the three months ended March 31, 2014 from $293.1 million for the three months ended March 31, 2013.

The interest expense of our interest-bearing demand deposits increased by $5,000, or 10.0%, to $55,000 for the three months ended March 31, 2014 from $50,000 for the three months ended March 31, 2013. The increase in interest expense in our interest-bearing demand deposits was due to an increase of $1.4 million, or 2.2%, in the average balance of our interest-bearing demand deposits to $63.2 million for the three months ended March 31, 2014 from $61.9 million for the three months ended March 31, 2013. The increase in interest expense in our interest-bearing demand deposits was also due to a 3 basis point increase in the average interest cost to 0.35% for the three months ended March 31, 2014 from 0.32% for the three months ended March 31, 2013 as we offered competitive interest rates to generate deposits.

The interest expense of our interest-bearing savings and club deposits increased by $6,000, or 5.5%, to $115,000 for the three months ended March 31, 2014 from $109,000 for the three months ended March 31, 2013. The increase in interest expense in our interest-bearing savings and club deposits was due to an increase of $2.1 million, or 2.6%, in the average balance of our interest-bearing savings and club deposits to $85.4 million for the three months ended March 31, 2014 from $83.2 million for the three months ended March 31, 2013. The increase in interest expense in our interest-bearing savings and club deposits was also due to a 2 basis point increase in the average interest cost to 0.54% for the three months ended March 31, 2014 from 0.52% for the three months ended March 31, 2013 as we offered competitive interest rates to generate deposits.

The interest expense of our interest-bearing certificates of deposit increased by $15,000, or 2.6%, to $584,000 for the three months ended March 31, 2014 from $569,000 for the three months ended March 31, 2013. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $7.0 million, or 4.7%, in the average balance of our interest-bearing certificates of deposit to $155.0 million for the three months ended March 31, 2014 from $148.0 million for the three months ended March 31, 2013. The increase in our interest-bearing certificates was due to the offering of competitive interest rates to generate deposits through a nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was offset by a 3 basis point decrease in the average interest cost on such certificates to 1.51% for the three months ended March 31, 2014 from 1.54% for the three months ended March 31, 2014. The decrease in the average interest cost of our interest-bearing certificates of deposits was due to the re-pricing of maturing certificates of deposits and the acquisition of competitively priced interest-bearing certificates of deposits through a non-broker nationwide certificate of deposit listing service.

Interest expense on borrowings decreased by $36,000, or 35.6%, to $65,000 for the three months ended March 31, 2014 from $101,000 for the three months ended March 31, 2013. The decrease in interest expense on borrowings was due to a decrease of 234 basis points in the cost of borrowed money to 1.24% for the three months ended March 31, 2014 from 3.58% for the three months ended March 31, 2013 due primarily to the maturity and repayment of higher costing FHLB advances during the quarter ended March 31, 2013 and new borrowings during December 2013 at lower cost. The decrease in interest expense on borrowings was partially offset by an increase of $9.7 million, or 86.2%, in the average balance of borrowed money to $21.0 million for the three months ended March 31, 2014 from $11.3 million for the three months ended March 31, 2013.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2014 and 2013.

	Three Months
	Ended March 31,
	2014	2013

	(Dollars in thousands)
Allowance at beginning of period	$4,015	$4,646
Provision for loan losses	—	60
Charge-offs	(34)	—
Recoveries	224	—
Net charge-offs	190	—
Allowance at end of period	$4,205	$4,706

Allowance to non-performing loans	88.99%	59.51%
Allowance to total loans outstanding at the end of the period	1.09%	1.35%
Net charge-offs (recoveries) to average loans outstanding during the period	(0.05)%	0.00%

The allowance to non-performing loans ratio increased to 88.99% at March 31, 2014 from 59.51% at March 31, 2013 due primarily to a decrease in non-performing loans to $4.7 million at March 31, 2014 from $7.9 million at March 31, 2013. The decrease in non-performing loans was due to the identification, monitoring and resolution of several non-performing loans that were paid-off or became performing as of, or prior to, March 31, 2014.

The allowance for loan losses was $4.20 million at March 31, 2014, $4.02 million at December 31, 2013, and $4.71 million at March 31, 2013. The increase in the allowance for loan losses was due to recoveries of $224,000, offset by charge-offs of $34,000 during the three months ended March 31, 2014.

We had no provision for loan losses for the three month period ended March 31, 2014 compared to a provision for loan losses of $60,000 for the three month period ended March 31, 2013. The reduction in the provision for loan losses was due to improvements in the credit quality of the Company’s loan portfolio and the Company’s assessment that the level of allowance for loan losses was adequate due to improvements in the economy and the multi-family, mixed-use and non-residential real estate market.

We had charge-offs of $34,000 during the three months ended March 31, 2014 compared to no charge-offs during the three months ended March 31, 2013. We recorded recoveries of $224,000 during the three months ended March 31, 2014 compared to no recoveries during the three months ended March 31, 2013.

Non-interest Income. Non-interest income decreased by $91,000, or 16.3%, to $467,000 for the three months ended March 31, 2014 from $558,000 for the three months ended March 31, 2013. The decrease was primarily due to decreases of $113,000 in other loan fees and service charges and $4,000 in earnings on bank owned life insurance, offset by a $26,000 increase in fee income generated by our wealth management division. The decrease in loan fees and service charges was primarily due to a decrease of $67,000 in mortgage broker fee income and $51,000 in loan fees. The decrease in mortgage broker fee income was due to the elimination in January 2013 of the one-to-four family residential mortgage loan brokerage department and the termination of the related staff. The decrease in loan fees was due to a reduction in loan fee income on loans closed. The increase in fee income from our wealth management division was due to an increase in assets under management.

Non-interest Expense. Non-interest expense decreased by $47,000, or 1.1%, to $4.14 million for the three months ended March 31, 2014 from $4.19 million for the three months ended March 31, 2013. The decrease resulted primarily from decreases of $88,000 in salaries and employee benefits, $29,000 in other non-interest expense, $22,000 in equipment expense, $22,000 in outside data processing expense, and $11,000 in real estate owned expenses, partially offset by increases of $97,000 in FDIC insurance expense and $27,000 in occupancy expense.

Salaries and employee benefits, which represented 54.5% of the Company’s non-interest expense during the quarter ended March 31, 2014, decreased by $88,000, or 3.8%, to $2.26 million in 2014 from $2.35 million in 2013 due to a decrease in the number of full time equivalent employees to 102 at March 31, 2014 from 104 at March 31, 2013. The decrease in full time employees was due to the Company’s efforts to control the increase in salaries and employee benefits by reducing staff in various departments, including the mortgage brokerage department, the wealth management department, and branch operations from March 31, 2013 to March 31, 2014.

Other non-interest expense decreased by $29,000, or 3.3%, to $839,000 in 2014 from $868,000 in 2013 due mainly to decreases of $116,000 in legal fees, $14,000 in directors’ compensation, and $6,000 in directors, officers and employee expenses, offset by increases of $37,000 in audit and accounting fees, $36,000 in telephone expenses, $19,000 in service contracts, $10,000 in miscellaneous other non-interest expenses, and $7,000 in insurance expenses. The decrease in legal fees from the quarter ended March 31, 2013 to the quarter ended March 31, 2014 was due primarily to the Company’s decision to capitalize certain legal fees.

Equipment expense decreased by $22,000, or 12.2%, to $159,000 in 2014 from $181,000 in 2013 due to decreases in the purchases of additional equipment and continued efforts to contain expenses. Outside data processing expense decreased by $22,000, or 8.0%, to $254,000 in 2014 from $276,000 in 2013 due to a reduction in one-time fees for new services from the Company’s data processing vendors. Real estate owned expense decreased by $11,000 due to operating expenses related to one foreclosed property totaling $4.0 million as of March 31, 2014 compared to two foreclosed properties totaling $4.3 million as of March 31, 2013.

FDIC insurance expense increased by $97,000, or 323.3%, to $127,000 in 2014 from $30,000 in 2013 due to an increase in the Company’s quarterly assessment multiplier and a reduction in the FDIC insurance expense during the March 31, 2013 quarter due to an adjustment to the FDIC prepaid assessment amount, offset by a decrease in the Company’s assessment base from 2013 to 2014. Occupancy expense increased by $27,000, or 6.9%, to $421,000 in 2014 from $394,000 in 2013 due to the addition of the Rockland County, New York loan production office in January 2014.

Income Taxes. Income tax expense increased by $38,000, or 200.0%, to $57,000 for the three months ended March 31, 2014 from $19,000 for the three months ended March 31, 2013. The increase resulted primarily from a $46,000 increase in pre-tax income in 2014 compared to 2013. The effective tax rate was 21.0% for the three months ended March 31, 2014 and 8.4% for the three months ended March 31, 2013. The increase in the effective tax rate between periods was due to a higher percentage of our pre-tax income being tax-exempt, specifically the earnings on bank-owned life insurance, in 2013 compared to 2014.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At	At
	March 31, 2014	December 31, 2013
	(Dollars in thousands)

Non-accrual loans	$4,725	$4,666
Loans past due 90 days or more and accruing	—	—
Total non-performing loans	4,725	4,666
Real estate owned	3,996	3,985
Total non-performing assets	8,721	8,651

Accruing troubled debt restructurings	15,593	15,535
Nonaccrual troubled debt restructurings	1,306	1,269
Total troubled debt restructurings	16,899	16,804
Less nonaccrual troubled debt restructurings in total nonaccrual loans	1,306	1,269

Total troubled debt restructurings and non-performing assets	$24,314	$24,186

Total non-performing loans to total loans	1.22%	1.26%
Total non-performing assets to total assets	1.88%	1.89%
Total non-performing assets and troubled debt restructuring to total assets	5.24%	5.28%

The non-accrual loans at March 31, 2014 consisted of seven loans in the aggregate, comprised of one mixed-use mortgage loan, four non-residential mortgage loans, and two commercial and industrial loans.

Non-performing loans increased by $59,000, or 1.3%, to $4.73 million at March 31, 2014 from $4.67 million at December 31, 2013. The increase in non-performing loans was due to real estate taxes and similar items paid to protect the collateral position of the Company, offset by a charge-off of $34,000 for one non-residential mortgage loan. These expenditures for real estate taxes and similar items typically resulted in either a decrease in the escrow balances or negative escrow balances for the borrowers. Because the borrowers are obligated to pay for real estate taxes and similar items pursuant to the terms of the mortgage, the Company deemed these expenditures as additional balances due from the borrowers.

The one non-accrual mixed-use mortgage loan totaled $2.2 million at March 31, 2014, and was secured by three separate buildings with 25 apartment units and office spaces. We classified this loan as substandard. The Court has appointed a receiver who is currently managing the property and a forensic accountant who is reviewing the books and records of the borrowing entity and managing partner. The receiver is currently marketing the property for sale.

The four non-accrual non-residential mortgage loans totaled $2.4 million at March 31, 2014 and consisted primarily of the following mortgage loans:

(1)	An outstanding balance of $859,000, net of a charge-off of $371,000, secured by a gasoline service station and car wash. We classified this loan as substandard. The Company has commenced a foreclosure action and has applied to the Court to appoint a receiver. We are evaluating the options available to us with respect to this property.

(2)	An outstanding balance of $775,000, net of a charge-off of $269,000, secured by a medical office building. We classified this loan as substandard. The Company has commenced a foreclosure action and the Court has appointed a receiver who is collecting rent and managing the building. The property was subsequently sold in a referee sale to an investor on May 2, 2014. The sale is scheduled to be consummated on June 2, 2014.

(3)	An outstanding balance of $448,000, net of charge-offs of $400,000, secured by a strip shopping center and warehouse. We classified this loan as substandard. The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The borrower is making monthly escrow payments.

(4)	An outstanding balance of $336,000, secured by a building housing auto repair and auto rental facilities. We classified this loan as substandard. The Company has commenced a foreclosure action, but the borrower filed for bankruptcy protection on March 18, 2014. We are evaluating the options currently available to us.

Based on current appraisals and/or fair value analyses of these properties, the Company does not anticipate any losses beyond the amounts already charged off.

At March 31, 2014, we owned one foreclosed property with a net balance of $4.0 million consisting of an office building located in New Jersey. The Company’s managing agent is operating and marketing the building for additional tenants and sale.

TROUBLED DEBT RESTRUCTURED LOANS

There were no loans modified that were deemed troubled debt restructurings during the three months ended March 31, 2014. As of March 31, 2014, none of the loans that were modified during the previous twelve months had defaulted in the twelve month period ended March 31, 2014.

The following tables show the activity in troubled debt restructured loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

Balance at December 31, 2013	$6,419	$10,385	$—	$—	$—	$16,804
Additions	11	61	—	—	—	72
Repayments	(15)	(6)	—	—	—	(21)
Amortization of TDR reserves	7	37	—	—	—	44
Balance - March 31, 2014	$6,422	$10,477	$—	$—	$—	$16,899
Related allowance	$—	$—	$—	$—	$—	$—

There were no charge-offs of loans classified as troubled debt restructurings in the three months ended March 31, 2014. Additions for the period consist of the aforementioned four mortgage loans that were modified, real estate taxes and similar items paid to protect the collateral position of the Company.

There were no loans modified that were deemed troubled debt restructurings during the three months ended March 31, 2013. As of March 31, 2013, none of the loans that were modified during the previous twelve months had defaulted in the twelve month period ended March 31, 2013.

The following tables show the activity in troubled debt restructured loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

Balance at December 31, 2012	$6,444	$6,989	$—	$—	$—	$13,433
Additions	4	35	—	—	—	39
Repayments	(27)	(5)	—	—	—	(32)
Amortization of TDR reserves	14	36	—	—	—	50
Balance - March 31, 2013	$6,435	$7,055	$—	$—	$—	$13,490
Related allowance	$—	$—	$—	$—	$—	$—

There were no charge offs against loans classified as troubled debt restructurings in the three months ended March 31, 2013. Additions for the period consist of four non-residential mortgage loans and one residential mortgage loans that were modified, real estate taxes and similar items paid to protect the collateral position of the Company.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $25.3 million at March 31, 2014 and consisted primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. The Company can also borrow an additional $68.5 million from the FHLB of New York to provide additional liquidity.

At March 31, 2014, we had $78.1 million in loan commitments outstanding, consisting of $33.3 million in unused commercial and industrial loan lines of credit, $23.2 million of real estate loan commitments, $15.8 million in unused loans in process, $4.4 million in unused real estate equity lines of credit, $1.2 million in commercial and industrial loan commitments, and $132,000 in consumer lines of credit. Certificates of deposit due within one year of March 31, 2014 totaled $64.1 million. This represented 39.9% of certificates of deposit at March 31, 2014. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before March 31, 2014. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At March 31, 2014, we had the ability to borrow $68.5 million, net of $21.0 million in outstanding advances, from the FHLB of New York. At March 31, 2014, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At March 31, 2014, the Company had liquid assets of $12.3 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2014 and the year ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Retail Banking Officer, and three Chief Lending Officers, whose function is to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Quantitative Aspects of Market Risk. We use an interest rate sensitivity analysis prepared by an independent third party to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in our net portfolio value at March 31, 2014 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
				as % of
	Net Portfolio Value			Portfolio Value of
	(Dollars in thousands)			Assets
Basis Point (“bp”)	$	$	%	NPV
Change in Rates	Amount	Change	Change	Ratio	Change
400	$100,738	$(17,252)	(14.62)%	23.46%	(156) bp
300	104,935	(13,055)	(11.06)%	23.90%	(112) bp
200	109,905	(8,085)	(6.85)%	24.49%	(53) bp
100	115,219	(2,771)	(2.35)%	25.03%	1 bp
0	117,990		-	25.02%
(100)	125,216	7,226	6.12%	25.88%	86 bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On October 31, 2011, a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the MHC and each of the directors of the Company and the MHC as defendants, and against the Company as a nominal defendant. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC. As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. A motion to dismiss the Complaint was filed on December 14, 2011. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012 Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second step conversion or permitting disinterested consideration by new, independent board members of a second step conversion. Stilwell asserted claims against the MHC, as majority shareholder of the Company, for breach of fiduciary duty and for aiding and abetting the directors’ alleged breach of fiduciary duty.

The defendants and the Company filed a motion to dismiss on February 1, 2013. Stilwell filed his opposition on March 8, 2013, and the defendants and the Company filed their reply brief on March 29, 2013. The Court held a hearing on the motion on June 12, 2013. On October 23, 2013, the Court denied the motion to dismiss, holding the Court could not say that Stilwell had not alleged a viable claim, and thus the Court allowed the lawsuit against the Company’s directors and the MHC to proceed.  The defendants and the Company appealed that decision to the Supreme Court of the State of New York’s Appellate Division, First Department, (“Appellate Division”) on November 27, 2013.  The defendants and the Company filed their opening appeal brief on February 18, 2014.  Stilwell filed his response brief on March 26, 2014.  The defendants and the Company filed their reply brief on April 4, 2014.   The Appellate Division will hear oral argument on May 22, 2014.  Additionally, on February 21, 2014, Stilwell moved to disqualify the Company’s counsel, which represents the Company, the individual directors, and MHC in this litigation.  Stilwell argued that he was suing the directors and MHC on behalf of the Company and thus that there was a conflict of interest among the defendants that required the Company to have separate counsel.  The defendants opposed the motion on March 7, 2014.  Stilwell filed a reply on March 13, 2014.  The Court held oral argument on April 9, 2014, and denied the disqualification motion.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2013, the Company announced that its Board of Directors approved the repurchase for up to 268,550 shares of the Company’s outstanding common stock held by persons other than the MHC. The following table presents information regarding the Company’s stock repurchases during the three months ended March 31, 2014.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Program	Programs

January 1 to
January 31.	33,900	$7.30	33,900	156,850

February 1 to
February 28.	53,000	7.27	53,000	103,850

March 1 to
March 31.	27,500	7.09	27,500	76,350
Total	114,400	$7.24	114,400	76,350

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
32

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: May 15, 2014	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Date: May 15, 2014	By:	/s/ Donald S. Hom
Donald S. Hom
Executive Vice President and Chief Financial Officer

