Form 10-Q
period 2014-06-30
NORTHEAST COMMUNITY BANCORP INC
filed 2014-08-14
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, there were 12,376,202 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30,	December 31,
	2014	2013
	(In thousands,
	except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$4,805	$3,794
Interest-bearing deposits	32,842	27,737
Cash and cash equivalents	37,647	31,531

Certificates of deposit	2,142	2,142
Securities available-for-sale	90	113
Securities held-to-maturity (fair value of $7,795 and $8,739, respectively)	7,506	8,444
Loans receivable, net of allowance for loan losses of $3,930	382,042	367,825
and $4,015, respectively
Premises and equipment, net	11,931	12,234
Federal Home Loan Bank of New York stock, at cost	1,627	1,594
Bank owned life insurance	20,799	20,490
Accrued interest receivable	1,456	1,267
Goodwill	749	749
Intangible assets	314	345
Other real estate owned	4,014	3,985
Other assets	5,087	7,506
Total assets	$475,404	$458,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$28,278	$28,310
Interest bearing	315,284	296,899
Total deposits	343,562	325,209

Advance payments by borrowers for taxes and insurance	3,201	3,987
Federal Home Loan Bank advances	20,934	21,000
Accounts payable and accrued expenses	4,431	3,861
Total liabilities	372,128	354,057
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value;
19,000,000 shares authorized; 13,225,000 shares issued;
outstanding: 12,376,202 and 12,566,952 shares, respectively	132	132
Additional paid-in capital	57,047	57,083
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,981)	(3,111)
Retained earnings	54,810	54,428
Treasury stock – at cost, 848,798 and 658,048 shares, respectively	(5,681)	(4,291)
Accumulated other comprehensive loss	(51)	(73)
Total stockholders’ equity	103,276	104,168
Total liabilities and stockholders’ equity	$475,404	$458,225

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
INTEREST INCOME:
Loans	$4,789	$4,677	$9,480	$9,323
Interest-earning deposits	5	2	9	6
Securities – taxable	74	84	147	183

Total Interest Income	4,868	4,763	9,636	9,512
INTEREST EXPENSE:
Deposits	812	730	1,566	1,458
Borrowings	33	45	98	146
Total Interest Expense	845	775	1,664	1,604
Net Interest Income	4,023	3,988	7,972	7,908
PROVISION (CREDIT) FOR LOAN LOSSES	(217)	(423)	(217)	(363)
Net Interest Income after Provision
(Credit) for Loan Losses	4,240	4,411	8,189	8,271
NON-INTEREST INCOME:
Other loan fees and service charges	130	122	236	340
Earnings on bank owned life insurance	155	162	308	319
Investment advisory fees	196	176	399	354
Other	6	6	11	10
Total Non-Interest Income	487	466	954	1,023
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,095	1,990	4,353	4,335
Occupancy expense	356	346	777	740
Equipment	136	150	296	331
Outside data processing	291	283	544	560
Advertising	10	20	21	30
Impairment loss on goodwill	—	334	—	334
Other real estate owned expense	37	173	112	259
FDIC insurance premiums	121	83	248	113
Other	1,015	978	1,854	1,846
Total Non-Interest Expenses	4,061	4,357	8,205	8,548
Income before Provision for Income Taxes	666	520	938	746
PROVISION FOR INCOME TAXES	210	139	267	158
Net Income	$456	$381	$671	$588
Net Income per Common Share - Basic	$0.04	$0.03	$0.06	$0.05
Weighted Average Number of Common
Shares Outstanding – Basic	12,094	12,318	12,145	12,314
Dividends Declared per Common Share	$0.03	$0.03	$0.06	$0.06

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(In thousands)

	2014	2013	2014	2013
Net income	$456	$381	$671	$588
Other comprehensive income:
Unrealized loss on securities available-for-sale arising during the period	(2)	—	(2)	—
Defined benefit pension:
Reclassification adjustments out of accumulated
other comprehensive loss:
Amortization of prior service cost (1)	5	5	11	10
Amortization of actuarial (gain) loss (1)	(1)	9	(2)	18
Actuarial gains arising during period	15	69	30	138
Total	17	83	37	166
Income tax effect (2)	(7)	(34)	(15)	(67)
Total other comprehensive income	10	49	22	99

Total comprehensive income	$466	$430	$693	$687

(1)	Amounts are included in salaries and employees benefits in the unaudited consolidated statements of income as part of net periodic pension cost. See Note 10 for further information.

(2)	Amounts are included in provision for income taxes in the unaudited consolidated statements of income.

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2014 and 2013 (in thousands, except share and per share data)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2012	$132	$57,178	$(3,370)	$53,893	$(3,712)	$(272)	$103,849
Net income	—	—	—	588	—	—	588
Other comprehensive income	—	—	—	—	—	99	99
Cash dividend declared ($0.06 per share)	—	—	—	(302)	—	—	(302)
ESOP shares earned	—	(55)	130	—	—	—	75
Balance – June 30, 2013	$132	$57,123	$(3,240)	$54,179	$(3,712)	$(173)	$104,309

Balance at December 31, 2013	$132	$57,083	$(3,111)	$54,428	$(4,291)	$(73)	$104,168
Net income	—	—	—	671	—	—	671
Other comprehensive income	—	—	—	—	—	22	22
Purchase of 190,750 shares of treasury stock	—	—	—	—	(1,390)	—	(1,390)
Cash dividend declared ($0.06 per share)	—	—	—	(289)	—	—	(289)
ESOP shares earned	—	(36)	130	—	—	—	94
Balance – June 30, 2014	$132	$57,047	$(2,981)	$54,810	$(5,681)	$(51)	$103,276

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income	$671	$588
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of securities premiums and discounts, net	(18)	37
Provision (credit) for loan losses	(217)	(363)
Depreciation	370	389
Net amortization of deferred loan fees and costs	75	73
Amortization of intangible assets	31	31
Deferred income tax expense	(105)	770
Impairment loss on goodwill	—	334
Retirement plan expense	—	149
Loss on sale of other real estate owned	—	51
Earnings on bank owned life insurance	(308)	(319)
ESOP compensation expense	94	75
Increase in accrued interest receivable	(189)	(88)
(Increase) decrease in other assets	2,504	(8)
Increase in accounts payable and accrued expenses	613	758
Net Cash Provided by Operating Activities	3,521	2,477
Cash Flows from Investing Activities:
Net (increase) decrease in loans	(14,075)	1,221
Proceeds from sale of other real estate owned	—	399
Principal repayments on securities available-for-sale	21	6
Principal repayments on securities held-to-maturity	956	1,937
Proceeds from maturities of certificates of deposit	—	249
Net purchase of FHLB of NY stock	(33)	481
Capitalized cost of real estate owned	(29)	—
Purchases of premises and equipment	(67)	(22)
Net Cash (Used In) Provided by Investing Activities	(13,227)	4,271
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	18,353	(5,635)
Proceeds from FHLB of NY advances	12,934	—
Repayment of FHLB of NY advances	(13,000)	(10,000)
Purchase of treasury stock	(1,390)	—
Increase in advance payments by borrowers for taxes and insurance	(786)	(927)
Cash dividends paid	(289)	(302)
Net Cash Provided by (Used in) Financing Activities	15,822	(16,864)
Net Increase (Decrease) in Cash and Cash Equivalents	6,116	(10,116)
Cash and Cash Equivalents - Beginning	31,531	49,242
Cash and Cash Equivalents - Ending	$37,647	$39,126
SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid (refunded)	$(1,806)	$4
Interest paid	$1,664	$1,604
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Dividends declared and not paid	$144	$150

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2013 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. That data, along with the interim financial information presented in the unaudited consolidated statements of financial condition, income, comprehensive income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2014 and through the date these consolidated financial statements were issued.

Loans

Loans are stated at unpaid principal balances plus net deferred loan origination costs less an allowance for loan losses. Interest on loans receivable is recorded on the accrual basis. An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured and in the process of collection. When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income. Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six consecutive months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest on loans that have been restructured is accrued according to the renegotiated terms, unless on non-accrual. Net loan origination fees and costs are deferred and amortized into income over the contractual lives of the related loans by use of the level yield method. Past due status of loans is based upon the contractual due date.

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

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. The Company sought to minimize these risks by limiting the amount of construction loans outstanding at any time, by limiting our construction loans to borrowers who have in effect pre-sold their construction project, and by limiting our construction loans to multi-family and single family projects.

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

The Company does not evaluate individual one-to-four family residential real estate and consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring (“TDR”).

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

Loans whose terms are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Adversely classified, non-accrual TDRs may be returned to accrued status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. All TDR loans are classified as impaired.

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of June 30, 2014.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill

Goodwill totaled $749,000 at June 30, 2014 and December 31, 2013 and consists of goodwill acquired in the business combination completed by the Company in November 2007. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. No impairment charges were recorded for the three- and six-month periods ended June 30, 2014. During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment previously recorded in 2012 was necessary. As a result, an additional impairment charge of $334,000 was recognized during the second quarter of 2013.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents during the six-month periods ended June 30, 2014 and 2013. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2013 and June 30, 2014, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the ESOP. As of December 31, 2013, the Company had allocated 181,447 shares to participants, and an additional 25,921 shares had been committed to be released. As of June 30, 2014, the Company had allocated 207,368 shares to participants, and an additional 12,960 shares had been committed to be released.

The Company recognized compensation expense of $47,000 and $39,000 during the three-month periods ended June 30 2014 and 2013, respectively, and $94,000 and $75,000 during the six-month periods ended June 30, 2014 and 2013, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

Note 4 – Outside director retirement plan (“drp”)

Net periodic pension cost for the Company’s DRP is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(In thousands)

	2014	2013	2014	2013
Service cost	$18	$18	$36	$36
Interest cost	10	11	20	21
Amortization of prior service cost	5	5	11	11
Amortization of actuarial (gain) loss	(1)	9	(2)	18
Total	$32	$43	$65	$86

This plan is an unfunded, non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2014
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$44	$1	$—	$45
Federal National Mortgage Association	45	—	—	45
Total	$89	$1	$—	$90

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$5,727	$213	$—	$5,940
Federal Home Loan Mortgage Corporation	224	7	—	231
Federal National Mortgage Association	143	2	—	145
Collateralized mortgage obligations-GSE	1,412	67	—	1,479
Total	$7,506	$289	$—	$7,795

NOTE 5 – INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2013
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$63	$2	$—	$65
Federal National Mortgage Association	47	1	—	48
Total	$110	$3	$—	$113

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$6,426	$215	$—	$6,641
Federal Home Loan Mortgage Corporation	238	7	—	245
Federal National Mortgage Association	155	6	—	161
Collateralized mortgage obligations-GSE	1,624	67	—	1,691
Other	1	—	—	1
Total	$8,444	$295	$—	$8,739

Contractual final maturities of mortgage-backed securities available-for-sale were as follows:

	June 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Due after five but within ten years	$7	$7
Due after ten years	82	83

Total	$89	$90

Contractual final maturities of mortgage-backed securities held-to-maturity were as follows:

	June 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Due after one but within five years	$77	$78
Due after five but within ten years	136	139
Due after ten years	7,293	7,578

Total	$7,506	$7,795

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant
		in Active	Other	(Level 3)
		Markets for	Observable	Significant
Description	Total	Identical Assets	Inputs	Unobservable Inputs
June 30, 2014:	(In thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$45	$—	$45	$—
Federal National Mortgage Association	45	—	45	—
Total	$90	$—	$90	$—
Nonrecurring:
Impaired loans	$4,026	$—	$—	$4,026

December 31, 2013:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$65	$—	$65	$—
Federal National Mortgage Association	48	—	48	—
Total	$113	$—	$113	$—
Nonrecurring:
Impaired loans	$789	$—	$—	$789

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value Estimate	Valuation	Unobservable	Range
(in thousands)	Estimate	Techniques	Input	(Weighted Average Rate)
June 30, 2014:
Impaired loans	$4,026	Appraisal of collateral (1)	Appraisal adjustments (2)	9.22%
			Liquidation expenses (2)	0.52%-11.08% (3.38%)

December 31, 2013:
Impaired loans	$789	Appraisal of collateral (1)	Appraisal adjustments (2)	0.00%
			Liquidation expenses (2)	3.00% (3.00%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and aged appraisals. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The carrying amounts and fair values of the Company’s financial instruments are summarized below:

			Fair Value at
			June 30, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$37,647	$37,647	$37,647	$—	$—
Certificates of deposit	2,142	2,142	—	2,142	—
Securities available-for-sale	90	90	—	90	—
Securities held-to-maturity	7,506	7,795	—	7,795	—
Loans receivable	382,042	389,439	—	—	389,439
FHLB of New York stock	1,627	1,627	—	1,627	—
Accrued interest receivable	1,456	1,456	—	1,456	—

Financial Liabilities
Deposits	343,562	347,233	—	347,233	—
FHLB of New York advances	20,934	20,936	—	20,936	—
Accrued interest payable	2	2	—	2	—

			Fair Value at
			December 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$31,531	$31,531	$31,531	$—	$—
Certificates of deposit	2,142	2,142	—	2,142	—
Securities available-for-sale	113	113	—	113	—
Securities held-to-maturity	8,444	8,739	—	8,739	—
Loans receivable	367,825	374,820	—	—	374,820
FHLB of New York stock	1,594	1,594	—	1,594	—
Accrued interest receivable	1,267	1,267	—	1,267	—

Financial Liabilities
Deposits	325,209	328,654	—	328,654	—
FHLB of New York advances	21,000	21,016	—	21,016	—
Accrued interest payable	2	2	—	2	—

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013:

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At June 30, 2014 and December 31, 2013, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

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

Off-Balance- Sheet Financial Instruments (Continued)

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

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses and related information concerning loan balances:

	June 30,	December 31,
	2014	2013
	(In thousands)
Residential real estate:
One-to-four family	$12,100	$11,752
Multi-family	189,998	188,923
Mixed-use	53,972	50,467
Total residential real estate	256,070	251,142
Non-residential real estate	78,186	81,985
Construction	20,964	6,568
Commercial and industrial	29,954	31,345
Consumer	158	161

Total Loans	385,332	371,201

Allowance for loan losses	(3,930)	(4,015)
Deferred loan costs, net	640	639

Net Loans	$382,042	$367,825

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Six Months Ended June 30, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,556	$896	$97	$456	$—	$10	$4,015
Charge-offs	(392)	(41)	—	—	—	—	(433)
Recoveries	—	565	—	—	—	—	565
Provision (credit)	459	(632)	64	(98)	—	(10)	(217)
Ending balance	$2,623	$788	$161	$358	$—	$—	$3,930
Ending balance: individually evaluated for impairment	$—	$160	$—	$—	$—	$—	$160

Ending balance: collectively evaluated for impairment	$2,623	$628	$161	$358	$—	$—	$3,770

Loans receivable:
Ending balance	$256,070	$78,186	$20,964	$29,954	$158	$—	$385,332

Ending balance: individually
evaluated for impairment	$9,256	$10,997	$—	$2,511	$—	$—	$22,764

Ending balance: collectively evaluated for impairment	$246,814	$67,189	$20,964	$27,443	$158	$—	$362,568

For the Three Months Ended June 30, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,588	$1,012	$135	$401	$—	$69	$4,205
Charge-offs	(392)	(6)	—	—	—	—	(398)
Recoveries	—	340	—	—	—	—	340
Provision (credit)	427	(558)	26	(43)	—	(69)	(217)
Ending balance	$2,623	$788	$161	$358	$—	$—	$3,930

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

For the Six Months Ended June 30, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,216	$996	$—	$434	$—	$—	$4,646
Charge-offs	—	(105)	—	—	—	—	(105)
Recoveries	23	4	—	—	—	—	27
Provision	(435)	(26)	75	23	—	—	(363)
Ending balance	$2,804	$869	$75	$457	$—	$—	$4,205

For the Three Months Ended June 30, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,261	$984	$—	$461	$—	$—	$4,706
Charge-offs	—	(105)	—	—	—	—	(105)
Recoveries	23	4	—	—	—	—	27
Provision	(480)	(14)	75	(4)	—	—	(423)
Ending balance	$2,804	$869	$75	$457	$—	$—	$4,205

At December 31, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance - Total	$2,556	$896	$97	$456	$—	$10	$4,015

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,556	$896	$97	$456	$—	$10	$4,015

Loans receivable:
Ending balance - Total	$251,142	$81,985	$6,568	$31,345	$161	$—	$371,201
Ending balance: individually
evaluated for impairment	$8,629	$11,488	$—	$—	$—	$—	$20,117

Ending balance: collectively evaluated for impairment	$242,513	$70,497	$6,568	$31,345	$161	$—	$351,084

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is a summary of impaired loans at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$9,256	$10,271	$—	$8,629	$9,259	$—
Non-residential real estate	8,938	11,955	—	11,488	14,739	—
Commercial and industrial	2,511	2,511	—	—	—	—
Subtotal	$20,705	$24,737	$—	$20,117	$23,998	$—

With an allowance recorded:
Non-residential real estate	$2,059	$2,059	$160	$—	$—	$—
Subtotal	$2,059	$2,059	$160	$—	$—	$—

Total:
Residential real estate-Multi-family	$9,256	$10,271	$—	$8,629	$9,259	$—
Non-residential real estate	10,997	14,014	160	11,488	14,739	—
Commercial and industrial	2,511	2,511	—	—	—	—
Total	$22,764	$26,796	$160	$20,117	$23,998	$—

	Three Months		Six Months
	Ended June 30, 2014		Ended June 30, 2014

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$8,952	$46	$8,845	$94
Non-residential real estate	9,237	65	9,311	75
Commercial and industrial	1,256	—	837	—
Subtotal	$19,445	$111	$18,993	$169

With an allowance recorded:
Non-residential real estate	$2,055	$6	$2,046	$22
Subtotal	$2,055	$6	$2,046	$22

Total:
Residential real estate-Multi-family	$8,952	$46	$8,845	$94
Non-residential real estate	11,292	71	11,357	97
Commercial and industrial	1,256	—	837	—
Total	$21,500	$117	$21,039	$191

NOTE 7 –LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

	Three Months		Six Months
	Ended June 30, 2013		Ended June 30, 2013

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded (1):
Residential real estate-Multi-family	$10,954	$96	$10,727	$260
Non-residential real estate	11,286	39	10,282	39
Commercial and industrial	1,842	20	1,945	49
Total	$24,082	$155	$22,954	$348

(1)	There were no impaired loans with related allowance recorded outstanding at June 30, 2013 or December 31, 2012.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of June 30, 2014 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$12,100	$12,100	$—
Multi-family	695	—	2,387	3,082	186,916	189,998	—
Mixed-use	226	—	1,928	2,154	51,818	53,972	—
Non-residential real estate	8,034	—	984	9,018	69,168	78,186	—
Construction loans	—	—	—	—	20,964	20,964	—
Commercial and industrial loans	—	—	2,511	2,511	27,443	29,954	—
Consumer	—	—	—	—	158	158	—
Total loans	$8,955	$—	$7,810	$16,765	$368,567	$385,332	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Age Analysis of Past Due Loans as of December 31, 2013 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$11,752	$11,752	$—
Multi-family	—	—	—	—	188,923	188,923	—
Mixed-use	—	2,210	—	2,210	48,257	50,467	—
Non-residential real estate	—	—	2,372	2,372	79,613	81,985	—
Construction loans	—	—	—	—	6,568	6,568	—
Commercial and industrial loans	—	—	—	—	31,345	31,345	—
Consumer	—	—	—	—	161	161	—
Total loans	$—	$2,210	$2,372	$4,582	$366,619	$371,201	$—

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Risk Profile by Internally Assigned Grade at June 30, 2014 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$251,060	$68,339	$20,964	$26,864	$158	$367,385
Special Mention	—	829	—	579	—	1,408
Substandard	5,010	9,018	—	2,511	—	16,539
Total	$256,070	$78,186	$20,964	$29,954	$158	$385,332

Credit Risk Profile by Internally Assigned Grade at December 31, 2013 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$248,932	$71,659	$6,568	$25,733	$161	$353,053
Special Mention	—	—	—	5,612	—	5,612
Substandard	2,210	10,326	—	—	—	12,536
Total	$251,142	$81,985	$6,568	$31,345	$161	$371,201

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of June 30, 2014 and December 31, 2013 (in thousands)

	2014	2013

Residential real estate	$5,010	$2,210
Non-residential real estate	3,042	2,372
Commercial and industrial loans	2,591	84
Total	$10,643	$4,666

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

There were no loans modified that were deemed TDRs during the six months ended June 30, 2014.

The following table shows the breakdown of loans modified in TDRs for the periods indicated:

	Three and Six Months Ended June 30,
	2013
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Real estate:
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

Two non-residential mortgage loans had an original interest rate of 6.75% with an amortization of 25 years. We reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

One non-residential mortgage loan had an original interest rate of 6.75% with an amortization of 30 years. We reduced the interest rate and converted the monthly payments to interest only for nineteen months and then amortizing for 30 years, with a balloon payment after two years from the modification date.

There were no loans modified in troubled debt restructuring during the three and six months ended June 30, 2014. As of June 30, 2014, none of the loans that were modified during the previous twelve months had defaulted in the three and six month periods ended June 30, 2014. As of June 30, 2013, none of the loans that were modified during the previous twelve months had defaulted in the three and six month periods ended June 30, 2013.

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. For public entities, the guidance is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

On May 28, 2014, the FASB and International Accounting Standards Board (“IASB”) issued ASU 2014-09, Revenue from Contracts with Customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this standard effective April 1, 2017 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 9 – DIVIDEND RESTRICTION

NorthEast Community Bancorp MHC (the “MHC”) held 7,273,750 shares, or 58.8%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 41.2% of outstanding stock, at June 30, 2014. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the period from November 13, 2013 through November 12, 2014.

The MHC has waived receipt of all past dividends paid by the Company through June 30, 2014, with the exception of the dividend for the quarter ended June 30, 2012. Because the MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012, the MHC received $218,000 in dividends in August 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2014 and December 31, 2013, the aggregate retained earnings restricted for cash dividends waived were $5,674,000 and $5,237,000, respectively.

NOTE 10 – RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated Other Comprehensive Income are as follows:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	(In thousands)

Amortization of defined benefit pension items:
Prior service costs	$5	(1)	$11	(1)	Salary and employee benefits
Actuarial loss	(1)	(1)	(2)	(1)	Salary and employee benefits
	4		9		Total before tax
	(1)		(2)		Provision for income taxes
Total reclassifications for the period	$3		$7		Net of taxes

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and valuation of goodwill to be a critical accounting policy. There have been no changes to our critical accounting policies and procedures during the six months ended June 30, 2014.

For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Second Quarter Performance Highlights

The Company’s earnings for the quarter ended June 30, 2014 increased by $75,000 compared to the same period in 2013 primarily due to an increase in net interest income, an increase in non-interest income, and a decrease in non-interest expense, partially offset by a credit in provision for loan losses that was less than the same period in 2013 and an increase in provision for income taxes. The Company had a credit of $217,000 in provision for loan losses during the June 30, 2014 quarter compared to a credit of $423,000 in provision for loan losses during the June 30, 2013 quarter.

Non-performing loans increased by $6.0 million, or 128.1%, to $10.6 million as of June 30, 2014 from $4.7 million as of December 31, 2013. The increase in non-performing loans was primarily due to the addition of five non-performing mortgage loans totaling $5.3 million and two non-performing commercial and industrial loans totaling $2.5 million, partially offset by the conversion from non-performing to performing status of one mortgage loan totaling $830,000, the satisfaction of one mortgage loan totaling $789,000, and the partial charge-off of $325,000 for one mortgage loan.

Our interest rate spread decreased to 3.55% for the three months ended June 30, 2014 from 3.92% for the three months ended June 30, 2013 and our net interest margin decreased to 3.77% for the three months ended June 30, 2014 from 4.16% for the three months ended June 30, 2013.

Our loans receivable, net, increased by $14.2 million, or 3.9%, to $382.0 million as of June 30, 2014 from $367.8 million at December 31, 2013 due primarily to increases of $14.4 million in construction mortgage loans, $3.5 million in mixed-use mortgage loans, $1.1 million in multi-family mortgage loans, and $348,000 in one-to-four family mortgage loans, offset by decreases of $3.8 million in non-residential mortgage loans, $1.4 million in commercial and industrial loans, and $3,000 in consumer loans.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets increased by $17.2 million, or 3.7%, to $475.4 million at June 30, 2014 from $458.2 million at December 31, 2013. The increase in total assets was due primarily to increases of $14.2 million in loans receivable, net, $6.1 million in cash and cash equivalents, $309,000 in bank owned life insurance, and $189,000 in accrued interest receivable, offset by decreases of $2.4 million in other assets, $938,000 in securities held-to-maturity, and $303,000 in premises and equipment. The increase in total assets was funded primarily from increases of $18.4 million in deposits and $570,000 in accounts payable and accrued expenses, partially offset by a decrease of $786,000 in advance payments by borrowers for taxes and insurance.

Loans receivable, net, increased by $14.2 million, or 3.9%, to $382.0 million at June 30, 2014 from $367.8 million at December 31, 2013 due primarily to loan originations totaling $66.1 million which exceeded loan repayments and charge-offs totaling $51.9 million. The increase in the mortgage loan portfolio was due to increases of $14.4 million, or 219.2%, in the construction mortgage loan portfolio to $21.0 million at June 30, 2014 from $6.6 million at December 31, 2013, $3.5 million, or 7.0%, in the mixed-use mortgage loan portfolio to $53.0 million at June 30, 2014 from $50.5 million at December 31, 2013, $1.1 million, or 0.6%, in the multi-family mortgage loan portfolio to $190.0 million at June 30, 2014 from $188.9 million at December 31, 2013, and $348,000, or 3.0%, in the one-to-four family mortgage loan portfolio to $12.1 million at June 30, 2014 from $11.8 million at December 31, 2013, partially offset by decreases of $3.8 million, or 4.6%, in the non-residential mortgage loan portfolio to $78.2 million at June 30, 2014 from $82.0 million at December 31, 2013, $1.4 million, or 4.4%, in the commercial and industrial loan portfolio to $30.0 million at June 30, 2014 from $31.3 million at December 31, 2013, and $3,000, or 1.6%, in the consumer loan portfolio to $158,000 at June 30, 2014 from $161,000 at December 31, 2013.

The increase in the construction mortgage loan portfolio was due to the Company’s entry in 2012 in the Massachusetts construction market through the origination of construction loans secured by the construction of multi-family and single family properties and the Company’s entry during the latter part of 2013 into the New York State construction market through the origination of construction loans secured by the construction of multi-family properties located in New York State.

Cash and cash equivalents increased by $6.1 million, or 19.4%, to $37.6 million at June 30, 2014 from $31.5 million at December 31, 2013 due primarily to increases in deposits. Bank owned life insurance increased by $309,000, or 1.5%, to $20.8 million at June 30, 2014 from $20.5 million at December 31, 2013 due to accrued earnings during 2014. Accrued interest receivable increased by $189,000, or 14.9%, to $1.5 million at June 30, 2014 from $1.3 million at December 31, 2013 due primarily to an increase in the mortgage loan portfolio.

Other assets decreased by $2.4 million, or 32.2%, to $5.1 million at June 30, 2014 from $7.5 million at December 31, 2013 due to a $1.9 million income tax refund from the Internal Revenue Service that reduced current tax assets. Securities held-to-maturity decreased by $938,000, or 11.1%, to $7.5 million at June 30, 2014 from $8.4 million at December 31, 2013 due primarily to repayments of $956,000. Premises and equipment decreased by $303,000, or 2.5%, to $11.9 million at June 30, 2014 from $12.2 million at December 31, 2013 due primarily to depreciation.

Deposits increased by $18.4 million, or 5.6%, to $343.6 million at June 30, 2014 from $325.2 million at December 31, 2013. The increase in deposits was primarily attributable to increases of $17.8 million in certificates of deposit and $733,000 in regular savings accounts, partially offset by decreases of $99,000 in NOW and money market accounts and $32,000 in non-interest bearing accounts. The increase in certificates of deposit was due to non-broker certificates of deposit gathered through a nationwide certificate of deposit listing service from banks and credit unions in amounts greater than $75,000 and less than $250,000. In this regard, we obtained $17.1 million in non-broker certificates of deposit since December 31, 2013. The increase in deposits was primarily attributable to efforts by the Company to increase liquidity, fund loan originations, and increase reliance on long term certificates of deposit.

Advance payments by borrowers for taxes and insurance decreased by $786,000, or 19.7%, to $3.2 million at June 30, 2014 from $4.0 million at December 31, 2013 due primarily to remittances of taxes for our borrowers. Accounts payable and accrued expenses increased by $570,000, or 14.8%, to $4.4 million at June 30, 2014 from $3.9 million at December 31, 2013 due primarily to preparation of remittances of taxes for our borrowers through the accounts payable process.

Stockholders’ equity decreased by $892,000, or 0.9%, to $103.3 million at June 30, 2014, from $104.2 million at December 31, 2013. This decrease was primarily the result of stock repurchases of $1.4 million, and cash dividends declared and paid of $289,000, partially offset by comprehensive income of $693,000 and the amortization of $94,000 for the ESOP for the period.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General. Net income increased by $75,000, or 19.7%, to $456,000 for the quarter ended June 30, 2014 from net income of $381,000 for the quarter ended June 30, 2013. The increase was primarily the result of an increase of $35,000 in net interest income, an increase of $21,000 in non-interest income, and a decrease of $296,000 in non-interest expenses, partially offset by a decrease of $206,000 in provision for loan losses and an increase of $71,000 in income taxes.

Net Interest Income. Net interest income increased by $35,000, or 0.9%, to $4.02 million for the three months ended June 30, 2014 from $3.99 million for the three months ended June 30, 2013. The increase in net interest income resulted primarily from an increase of $105,000 in interest income, partially offset by an increase of $70,000 in interest expense.

The net interest spread decreased by 37 basis points to 3.55% for the three months ended June 30, 2014 from 3.92% for the three months ended June 30, 2013. The net interest margin decreased by 39 basis points between these periods from 4.16% for the quarter ended June 30, 2013 to 3.77% for the quarter ended June 30, 2014. The decrease in the interest rate spread and the net interest margin in the second quarter of 2014 compared to the same period in 2013 was due to a decrease of 40 basis points in the yield on our interest-earning assets that exceeded a decrease of three basis points in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 40 basis points to 4.57% for the three months ended June 30, 2014 from 4.97% for the three months ended June 30, 2013 and the cost of our interest-bearing liabilities decreased by three basis points to 1.02% for the three months ended June 30, 2014 from 1.05% for the three months ended June 30, 2013. The decrease in the yield on our interest-earning assets was due to a decrease in the yield on loans receivable, offset by increases in the yield on securities and other interest-earning assets. The decrease in the cost of our interest-bearing liabilities was due to a decrease in the cost of borrowed money, offset by an increase in the cost of interest-bearing deposits.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$388,603	$4,789	4.93%	$343,487	$4,677	5.45%
Securities (including FHLB stock)	9,383	74	3.15	11,720	84	2.87
Other interest-earning assets	28,351	5	0.07	28,476	2	0.03
Total interest-earning assets	426,337	4,868	4.57	383,683	4,763	4.97
Allowance for loan losses	(4,200)			(4,683)
Non-interest-earning assets	47,420			50,110
Total assets	$469,557			$429,110

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$59,646	$54	0.36%	$61,107	$52	0.34%
Savings and club accounts	86,310	118	0.55	82,049	110	0.54
Certificates of deposit	169,386	640	1.51	147,395	568	1.54
Total interest-bearing deposits	315,342	812	1.03	290,551	730	1.00

Borrowings	17,051	33	0.77	5,000	45	3.60
Total interest-bearing liabilities	332,393	845	1.02	295,551	775	1.05

Noninterest-bearing demand	24,638			20,567
Other liabilities	9,144			8,572
Total liabilities	366,175			324,690

Stockholders’ equity	103,382			104,420
Total liabilities and
Stockholders’ equity	$469,557			$429,110
Net interest income		$4,023			$3,988
Interest rate spread			3.55%			3.92%
Net interest margin			3.77%			4.16%
Net interest-earning assets	$93,944			$88,132
Interest-earning assets to interest-bearing liabilities	128.26%			129.82%

Total interest income increased by $105,000, or 2.2%, to $4.9 million for the three months ended June 30, 2014 from $4.8 million for the three months ended June 30, 2013. Interest income on loans increased by $112,000, or 2.4%, to $4.8 million for the three months ended June 30, 2014 from $4.7 million for the three months ended June 30, 2013. The increase was primarily the result of an increase of $45.1 million, or 13.1%, in the average balance of the loan portfolio to $388.6 million for the three months ended June 30, 2014 from $343.5 million for the three months ended June 30, 2013 as originations outpaced repayments and charge-offs, net of recoveries. The increase in the average balance of the loan portfolio was offset by a decrease of 52 basis points in the average yield on loans to 4.93% for the three months ended June 30, 2014 from 5.45% for the three months ended June 30, 2013. The decrease in the average yield on loans was due to the pay-off of numerous higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of numerous mortgage loans in our loan portfolio.

Interest income on securities decreased by $10,000, or 11.9%, to $74,000 for the three months ended June 30, 2014 from $84,000 for the three months ended June 30, 2013. The decrease was primarily due to a decrease of $2.3 million, or 19.9%, in the average balance of securities to $9.4 million for the three months ended June 30, 2014 from $11.7 million for the three months ended June 30, 2013, offset by an increase of 28 basis points in the average yield on securities to 3.15% for the three months ended June 30, 2014 from 2.87% for the three months ended June 30, 2013. The decrease in the average balance was due to the principal repayments on investment securities, offset by an increase in FHLB New York stock. The increase in the yield was due to dividends from FHLB New York stock that yielded approximately 4.0% and an increase in FHLB New York stock as a percentage of total investment securities.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $3,000, or 150.0% to $5,000 for the three months ended June 30, 2014 from $2,000 for the three months ended June 30, 2013. The increase was primarily due to an increase of four basis points in the average yield on other interest-earning assets to 0.07% for the three months ended June 30, 2014 from 0.03% for the three months ended June 30, 2013, offset by a decrease of $125,000, or 0.4%, in the average balance of interest-earning assets to $28.4 million for the three months ended June 30, 2014 from $28.5 million for the three months ended June 30, 2013. The increase in interest income on interest-earnings deposits was due to an increase in the average balance of higher yielding certificates of deposit at other financial institutions, offset by a decrease in the average balance of interest-earning deposits maintained at the FHLB and Federal Reserve Bank of New York.

Total interest expense increased by $70,000, or 9.0%, to $845,000 for the three months ended June 30, 2014 from $775,000 for the three months ended June 30, 2013. Interest expense on deposits increased by $82,000, or 11.2%, to $812,000 for the three months ended June 30, 2014 from $730,000 for the three months ended June 30, 2013. The increase in the interest expense on deposits was a result of an increase of $24.8 million, or 8.5%, in the average balance of interest bearing deposits to $315.3 million for the three months ended June 30, 2014 from $290.6 million for the three months ended June 30, 2013. The increase in the interest expense on deposits was also a result of an increase of three basis points in the average cost of interest-bearing deposits to 1.03% for the three months ended June 30, 2014 from 1.00% for the three months ended June 30, 2013.

The interest expense of our interest-bearing demand deposits increased by $2,000, or 3.8%, to $54,000 for the three months ended June 30, 2014 from $52,000 for the three months ended June 30, 2013. The increase in interest expense in our interest-bearing demand deposits was due to an increase of two basis points in the average interest cost to 0.36% for the three months ended June 30, 2014 from 0.34% for the three months ended June 30, 2013 as we offered competitive interest rates to generate deposits, offset by a decrease of $1.5 million, or 2.4%, in the average balance of our interest-bearing demand deposits to $59.6 million for the three months ended June 30, 2014 from $61.1 million for the three months ended June 30, 2013.

The interest expense of our interest-bearing savings and club deposits increased by $8,000, or 7.2%, to $118,000 for the three months ended June 30, 2014 from $110,000 for the three months ended June 30, 2013. The increase in interest expense in our interest-bearing savings and club deposits was due to an increase of $4.3 million, or 5.2%, in the average balance of our interest-bearing savings and club deposits to $86.3 million for the three months ended June 30, 2014 from $82.0 million for the three months ended June 30, 2013. The increase in interest expense in our interest-bearing savings and club deposits was also due to a one basis point increase in the average interest cost to 0.55% for the three months ended June 30, 2014 from 0.54% for the three months ended June 30, 2013 as we continued to offer competitive interest rates to generate deposits.

The interest expense of our interest-bearing certificates of deposit increased by $72,000, or 12.7%, to $640,000 for the three months ended June 30, 2014 from $568,000 for the three months ended June 30, 2013. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $22.0 million, or 14.9%, in the average balance of our interest-bearing certificates of deposit to $169.4 million for the three months ended June 30, 2014 from $147.4 million for the three months ended June 30, 2013. The increase in our interest-bearing certificates was due to management’s decision to continue offering competitive interest rates to generate deposits through a nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was offset by a three basis point decrease in the average interest cost on such certificates to 1.51% for the three months ended June 30, 2014 from 1.54% for the three months ended June 30, 2013. The decrease in the average interest cost of our interest-bearing certificates of deposit was due to the re-pricing of maturing certificates of deposit and the acquisition of competitively priced interest-bearing certificates of deposit through a non-broker nationwide certificate of deposit listing service.

Interest expense on borrowings decreased by $12,000, or 26.7%, to $33,000 for the three months ended June 30, 2014 from $45,000 for the three months ended June 30, 2013. The decrease in interest expense on borrowings was due to a decrease of 283 basis points in the cost of borrowed money to 0.77% for the three months ended June 30, 2014 from 3.60% for the three months ended June 30, 2013 due primarily to the maturity and repayment of higher costing FHLB advances during the quarter ended June 30, 2014 and new lower cost FHLB advances obtained during the first six months of 2014. The decrease in interest expense on borrowings was partially offset by an increase of $12.1 million, or 241.0%, in the average balance of borrowed money to $17.1 million for the three months ended June 30, 2014 from $5.0 million for the three months ended June 30, 2013.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended June 30, 2014 and 2013.

	Three Months
	Ended June 30,
	2014	2013

	(Dollars in thousands)
Allowance at beginning of period	$4,205	$4,706
Provision (credit) for loan losses	(217)	(423)
Charge-offs	(398)	(105)
Recoveries	340	27
Net charge-offs	(58)	(78)
Allowance at end of period	$3,930	$4,205

End of period - Allowance to non-performing loans	36.93%	195.40%
End of period - Allowance to total loans outstanding	1.02%	1.25%
Net charge-offs to average loans outstanding during the period	0.01%	0.02%

The allowance to non-performing loans ratio decreased to 36.93% at June 30, 2014 from 195.40% at June 30, 2013 due primarily to an increase in non-performing loans to $10.6 million at June 30, 2014 from $2.2 million at June 30, 2013 and a decrease in the allowance for loan losses. The increase in non-performing loans was due to the addition of seven mortgage loans totaling $7.6 million and four commercial and industrial loans totaling $2.5 million, partially offset by the conversion from non-performing to performing status of three mortgage loans totaling $1.0 million and the satisfaction of one mortgage loan totaling $727,000.

The allowance for loan losses was $3.93 million at June 30, 2014, $4.02 million at December 31, 2013, and $4.21 million at June 30, 2013. We recorded a credit provision for loan losses of ($217,000) for the three months ended June 30, 2014 compared to a credit provision for loan losses of ($423,000) for the three month period ended June 30, 2013. The reduction in the allowance for loan losses was due to the Company’s assessment that there are no losses anticipated in connection with the increase in non-performing loans beyond the amounts already charged-off, that there has been an improvement in the Company’s historical charge-offs, and that the level of allowance for loan losses was adequate due to improvements in the economy and the multi-family, mixed-use and non-residential real estate market.

We had charge-offs of $398,000 during the three months ended June 30, 2014 compared to charge-offs of $105,000 during the three months ended June 30, 2013. We recorded recoveries of $340,000 during the three months ended June 30, 2014 compared to recoveries of $27,000 during the three months ended June 30, 2013.

Non-interest Income. Non-interest income increased by $21,000, or 4.5%, to $487,000 for the three months ended June 30, 2014 from $466,000 for the three months ended June 30, 2013. The increase was primarily due to increases of $20,000 in advisory fee income generated by our wealth management division, and $8,000 in other loan fees and service charges, offset by a decrease of $7,000 in earnings on bank owned life insurance. The increase in advisory fee income from our wealth management division was due to an increase in assets under management. The increase in other loan fees and service charges was due to an increase in loan fees as our loan portfolio increased. The decrease in earnings on bank owned life insurance was due to a decrease in the effective yield of the underlying investments.

Non-interest Expense. Non-interest expense decreased by $296,000, or 6.8%, to $4.1 million for the three months ended June 30, 2014 from $4.4 million for the three months ended June 30, 2013. The decrease resulted primarily from decreases of $334,000 in impairment loss on goodwill, $136,000 in real estate owned expenses, $14,000 in equipment expense, and $10,000 in advertising expense, partially offset by increases of $105,000 in salaries and employee benefits, $38,000 in FDIC insurance expense, $37,000 in other non-interest expense, $10,000 in occupancy expense, and $8,000 in outside data processing expense.

The Company did not have any impairment loss on goodwill in the quarter ended June 30, 2014 compared to a $334,000 impairment loss on goodwill recognized in the quarter ended June 30, 2013. The impairment loss on goodwill during the second quarter of 2013 was due to the Company’s determination that an adjustment to the goodwill impairment of $227,000 previously recorded in 2012 was necessary. The goodwill was recorded in connection with the Hayden Financial Group acquisition in 2007. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.

Real estate owned expense decreased by $136,000, or 78.6%, to $37,000 in 2014 from $173,000 in 2013 due to operating expenses related to one foreclosed property during the quarter ended June 30, 2014 compared to two foreclosed properties during the quarter ended June 30, 2013 and a loss of $51,000 on the sale of a real estate owned during the quarter ended June 30, 2013.

Equipment expense decreased by $14,000, or 9.3%, to $136,000 in 2014 from $150,000 in 2013 due to decreases in the purchases of additional equipment and continued efforts to contain expenses. Advertising expense decreased by $10,000, or 50.0%, to $10,000 in 2014 from $20,000 in 2013 due to continued efforts to contain expenses.

Salaries and employee benefits, which represented 51.6% of the Company’s non-interest expense during the quarter ended June 30, 2014, increased by $105,000, or 5.3%, to $2.1 million in 2014 from $2.0 million in 2013 due to the staffing of the Rockland County, New York loan production office, offset by a reduction in the number of full time equivalent employees to 99 at June 30, 2014 from 104 at June 30, 2013. The reduction in staff occurred in the wealth management department and branch operations.

FDIC insurance expense increased by $38,000, or 45.8%, to $121,000 in 2014 from $83,000 in 2013 due to increases in the Company’s assessment base and quarterly assessment multiplier from 2013 to 2014.

Other non-interest expense increased by $37,000, or 3.8%, to $1.02 million in 2014 from $978,000 in 2013 due mainly to increases of $85,000 in miscellaneous other non-interest expenses, $54,000 in audit and accounting fees, $29,000 in service contracts, $10,000 in directors, officers and employee expenses, and $9,000 in telephone expenses, offset by decreases of $113,000 in legal fees, $23,000 in directors compensation, and $14,000 in office supplies and stationery. The decrease in legal fees from the quarter ended June 30, 2013 compared to the quarter ended June 30, 2014 was due primarily to the Company’s decision to capitalize certain legal fees.

Occupancy expense increased by $10,000, or 2.9%, to $356,000 in 2014 from $346,000 in 2013 and outside data processing expense increased by $8,000, or 2.8%, to $291,000 in 2014 from $283,000 in 2013 due to the addition of the Rockland County, New York loan production office in January 2014.

Income Taxes. Income tax expense increased by $71,000, or 51.1%, to $210,000 for the three months ended June 30, 2014 from $139,000 for the three months ended June 30, 2013. The increase resulted primarily from a $146,000 increase in pre-tax income in 2014 compared to 2013. The effective tax rate was 31.5% for the three months ended June 30, 2014 and 26.7% for the three months ended June 30, 2013. The increase in the effective tax rate between periods was due to a higher percentage of our pre-tax income being tax-exempt, specifically the earnings on bank-owned life insurance, in 2013 compared to 2014.

Comparison of Operating Results For The Six Months Ended June 30, 2014 and 2013

General. Net income increased by $83,000, or 14.1%, to $671,000 for the six months ended June 30, 2014 from $588,000 for the six months ended June 30, 2013. The increase was primarily the result of an increase of $64,000 in net interest income and a decrease of $343,000 in non-interest expenses, offset by a decrease of $146,000 in credit to the provision for loan losses, a decrease of $69,000 in non-interest income, and an increase of $109,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $64,000, or 0.8%, to $7.97 million for the six months ended June 30, 2014 from $7.91 million for the six months ended June 30, 2013. The increase in net interest income resulted primarily from an increase of $124,000 in interest income that exceeded an increase of $60,000 in interest expense.

The net interest spread decreased by 25 basis points to 3.57% for the six months ended June 30, 2014 from 3.82% for the six months ended June 30, 2013. The net interest margin decreased by 27 basis points between these periods from 4.06% for the six months ended June 30, 2013 to 3.79% for the six months ended June 30, 2014. The decrease in the interest rate spread and the net interest margin in 2014 compared to the same period in 2013 was due to a decrease of 31 basis points in the yield on our interest-earning assets that exceeded a decrease of six basis points in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 31 basis points to 4.58% for the six months ended June 30, 2014 from 4.89% for the six months ended June 30, 2013 and the cost of our interest-bearing liabilities decreased by six basis points to 1.01% for the six months ended June 30, 2014 from 1.07% for the six months ended June 30, 2013. The decrease in the yield on our interest-earning assets was due to a decrease in the yield on loans receivable, offset by increases in the yield on securities and other interest-earning assets. The decrease in the cost of our interest-bearing liabilities was due to a decrease in the cost of borrowed money, offset by an increase in the cost of interest-bearing deposits.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$383,111	$9,480	4.95%	$344,039	$9,323	5.42%
Securities	9,684	147	3.04	12,353	183	2.96
Other interest-earning assets	27,556	9	0.07	32,960	6	0.04
Total interest-earning assets	420,351	9,636	4.58	389,352	9,512	4.89
Allowance for loan losses	(4,165)			(4,504)
Non-interest-earning assets	48,386			50,017
Total assets	$464,572			$434,865

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$61,418	$109	0.35%	$61,480	$102	0.33%
Savings and club accounts	85,849	233	0.54	82,642	219	0.53
Certificates of deposit	162,238	1,224	1.51	147,701	1,137	1.54
Total interest-bearing deposits	309,505	1,566	1.01	291,823	1,458	1.00

Borrowings	19,015	98	1.03	8,122	146	3.60
Total interest-bearing liabilities	328,520	1,664	1.01	299,945	1,604	1.07

Noninterest-bearing demand	23,954			22,108
Other liabilities	8,446			7,856
Total liabilities	360,920			329,909

Stockholders’ equity	103,652			104,956
Total liabilities and
Stockholders’ equity	$464,572			$434,865
Net interest income		$7,972			$7,908
Interest rate spread			3.57%			3.82%
Net interest margin			3.79%			4.06%
Net interest-earning assets	$91,831			$89,407
Average interest-earning assets to
average interest-bearing liabilities	127.95%			129.81%

Total interest income increased by $124,000, or 1.3%, to $9.6 million for the six months ended June 30, 2014, from $9.5 million for the six months ended June 30, 2013. Interest income on loans increased by $157,000, or 1.7%, to $9.5 million for the six months ended June 30, 2014 from $9.3 million for the six months ended June 30, 2013 as a result of an increase of $39.1 million, or 11.4%, in the average balance of the loan portfolio to $383.1 million for the six months ended June 30, 2014 from $344.0 million for the six months ended June 30, 2013 as originations outpaced repayments. The increase in the average balance of the loan portfolio was offset by a decrease of 47 basis points in the average yield on loans to 4.95% for the six months ended June 30, 2014 from 5.42% for the six months ended June 30, 2013. The decrease in the average yield on loans was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio.

Interest income on securities decreased by $36,000, or 19.7%, to $147,000 for the six months ended June 30, 2014 from $183,000 for the six months ended June 30, 2013. The decrease was primarily due to a decrease of $2.7 million, or 21.6%, in the average balance of securities to $9.7 million for the six months ended June 30, 2014 from $12.4 million for the six months ended June 30, 2013, offset by an increase of eight basis points in the average yield on securities to 3.04% for the six months ended June 30, 2014 from 2.96% for the six months ended June 30, 2013. The decrease in the average balance was due to the principal repayments on investment securities, offset by an increase in FHLB New York stock. The increase in the yield was due to dividends from FHLB New York stock that yielded approximately 4.0% and an increase in FHLB New York stock as a percentage of total investment securities.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $3,000, or 50.0%, to $9,000 for the six months ended June 30, 2014 from $6,000 for the six months ended June 30, 2013. The increase was primarily due to an increase of three basis points in the average yield on other interest-earning assets to 0.07% for the six months ended June 30, 2014 from 0.04% for the six months ended June 30, 2013, offset by a decrease of $5.4 million or 16.4%, in the average balance of interest-earning assets to $27.6 million for the six months ended June 30, 2014 from $33.0 million for the six months ended June 30, 2013. The increase in interest income on interest-earnings deposits was due to an increase in the average balance of higher yielding certificates of deposit at other financial institutions, offset by a decrease in the average balance of interest-earning deposits maintained at the FHLB and Federal Reserve Bank of New York.

Total interest expense increased by $60,000, or 3.7%, to $1.66 million for the six months ended June 30, 2014 from $1.60 million for the six months ended June 30, 2013. Interest expense on deposits increased by $108,000, or 7.4%, to $1.6 million for the six months ended June 30, 2014 from $1.5 million for the six months ended June 30, 2013. The increase in the interest expense on deposits was a result of an increase of $17.7 million, or 6.1%, in the average balance of interest bearing deposits to $309.5 million for the six months ended June 30, 2014 from $291.8 million for the six months ended June 30, 2013. The increase in the interest expense on deposits was also a result of an increase of one basis point in the average cost of interest-bearing deposits to 1.01% for the six months ended June 30, 2014 from 1.00% for the six months ended June 30, 2013.

The interest expense of our interest-bearing demand deposits increased by $7,000, or 6.9%, to $109,000 for the six months ended June 30, 2014 from $102,000 for the six months ended June 30, 2013. The increase in interest expense in our interest-bearing demand deposits was due to an increase of two basis points in the average interest cost to 0.35% for the six months ended June 30, 2014 from 0.33% for the six months ended June 30, 2013 as we continued to offer competitive interest rates to generate deposits, offset by a decrease of $62,000, or 0.1%, in the average balance of our interest-bearing demand deposits to $61.42 million for the six months ended June 30, 2014 from $61.48 million for the six months ended June 30, 2013.

The interest expense of our interest-bearing savings and club deposits increased by $14,000, or 6.4%, to $233,000 for the six months ended June 30, 2014 from $219,000 for the six months ended June 30, 2013. The increase in interest expense in our interest-bearing savings and club deposits was due to an increase of $3.2 million, or 3.9%, in the average balance of our interest-bearing savings and club deposits to $85.8 million for the six months ended June 30, 2014 from $82.6 million for the six months ended June 30, 2013. The increase in interest expense in our interest-bearing savings and club deposits was also due to a 1 basis point increase in the average interest cost to 0.54% for the six months ended June 30, 2014 from 0.53% for the six months ended June 30, 2013 as we offered competitive interest rates to generate deposits.

The interest expense of our interest-bearing certificates of deposit increased by $87,000, or 7.7%, to $1.2 million for the six months ended June 30, 2014 from $1.1 million for the six months ended June 30, 2013. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $14.5 million, or 9.8%, in the average balance of our interest-bearing certificates of deposit to $162.2 million for the six months ended June 30, 2014 from $147.7 million for the six months ended June 30, 2013. The increase in our interest-bearing certificates was due to management’s decision to continue offering competitive interest rates to generate deposits through a nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was offset by a 3 basis point decrease in the average interest cost on such certificates to 1.51% for the six months ended June 30, 2014 from 1.54% for the six months ended June 30, 2014. The decrease in the average interest cost of our interest-bearing certificates of deposit was due to the re-pricing of maturing certificates of deposit and the acquisition of competitively priced interest-bearing certificates of deposit through a non-broker nationwide certificate of deposit listing service.

Interest expense on borrowings decreased by $48,000, or 32.9%, to $98,000 for the six months ended June 30, 2014 from $146,000 for the six months ended June 30, 2013. The decrease in interest expense on borrowings was due to a decrease of 257 basis points in the cost of borrowed money to 1.03% for the six months ended June 30, 2014 from 3.60% for the six months ended June 30, 2013 due primarily to the maturity and repayment of higher costing FHLB advances in June 2014 and new lower costing FHLB advances obtained in December 2013 and the first six months of 2014. The decrease in interest expense on borrowings was partially offset by an increase of $10.9 million, or 134.1%, in the average balance of borrowed money to $19.0 million for the six months ended June 30, 2014 from $8.1 million for the six months ended June 30, 2013.

Allowance for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013.

	Six Months
	Ended June 30,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$4,015	$4,646
Provision (credit) for loan losses	(217)	(363)
Charge-offs	(433)	(105)
Recoveries	565	27
Net recovery (charge-offs)	132	(78)
Allowance at end of period	$3,930	$4,205

We recorded provisions (credit) for loan losses of ($217,000) and ($363,000) for the six-month periods ended June 30, 2014 and 2013, respectively. We charged-off $433,000 against two non-performing multi-family mortgage loans, one mixed-use mortgage loan, and one non-residential mortgage loan during the six months ended June 30, 2014 compared to charge-offs of $105,000 against two non-performing non-residential mortgage loans during the six months ended June 30, 2013. We recorded recoveries of $565,000 during the six months ended June 30, 2014 compared to recoveries of $27,000 during the six months ended June 30, 2013.

Non-interest Income. Non-interest income decreased by $69,000, or 6.7%, to $954,000 for the six months ended June 30, 2014 from $1.0 million for the six months ended June 30, 2013. The decrease was primarily due to decreases of $104,000 in other loan fees and service charges and $11,000 in earnings on bank owned life insurance, partially offset by increases of $45,000 in advisory fee income generated by our wealth management division and $1,000 in other non-interest income. The decrease in other loan fees and service charges was due to decreases of $66,000 in mortgage broker fee income and $40,000 in loan fee income. The increase in advisory fee income from our wealth management division was due to an increase in assets under management.

Non-interest Expense. Non-interest expense decreased by $343,000, or 4.0%, to $8.2 million for the six months ended June 30, 2014 from $8.6 million for the six months ended June 30, 2013. The decrease resulted primarily from decreases of $334,000 in impairment loss on goodwill, $147,000 in real estate owned expenses, $35,000 in equipment expenses, $16,000 in outside data processing expenses, and $9,000 in advertising expense, offset by increases of $135,000 in FDIC insurance expense, $37,000 in occupancy expense, $18,000 in salaries and employee benefits, and $8,000 in other non-interest expense.

The Company did not have any impairment loss on goodwill for the six months ended June 30, 2014. During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment of $227,000 previously recorded in 2012 was necessary. As a result, an additional impairment charge of $334,000 was recognized for the six months ended June 30, 2013. The goodwill was recorded in connection with the Hayden Financial Group acquisition in 2007. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.

Real estate owned expense decreased by $147,000, or 56.8%, to $112,000 in 2014 from $259,000 in 2013 due to operating expenses related to one foreclosed property during the six months ended June 30, 2014 compared to two foreclosed properties during the six months ended June 30, 2013 and a loss of $51,000 on the sale of a real estate owned during the six months ended June 30, 2013. Equipment expense decreased by $35,000, or 10.6%, to $296,000 in 2014 from $331,000 in 2013 due to decreases in the purchases of additional equipment and continued efforts to contain expenses. Outside data processing expense decreased by $16,000, or 2.9%, to $544,000 in 2014 from $560,000 in 2013 and advertising expense decreased by $9,000, or 30.0%, to $21,000 in 2014 from $30,000 in 2013 due to continued efforts to contain expenses.

FDIC insurance expense increased by $135,000, or 119.5%, to $248,000 in 2014 from $113,000 in 2013 due to increases in the Company’s assessment base and quarterly assessment multiplier from 2013 to 2014. Occupancy expense increased by $37,000, or 5.0%, to $777,000 in 2014 from $740,000 in 2013 due to the addition of the Rockland County, New York loan production office in January 2014.

Salaries and employee benefits, which represented 53.1% of the Company’s non-interest expense during the six months ended June 30, 2014, increased by $18,000, or 0.4%, to $4.35 million in 2014 from $4.33 million in 2013 due to the staffing of the Rockland County, New York loan production office, offset by a reduction in the number of full time equivalent employees to 99 at June 30, 2014 from 104 at June 30, 2013. The reduction in staff occurred in the wealth management department and branch operations.

Other non-interest expense increased by $8,000, or 0.4%, to $1.85 million in 2014 from $1.85 million in 2013 due mainly to increases of $96,000 in miscellaneous other non-interest expenses, $91,000 in audit and accounting fees, $48,000 in service contracts, $45,000 in telephone expenses, $6,000 in insurance expenses, and $4,000 in directors, officers and employee expenses, offset by decreases of $230,000 in legal fees, $37,000 in directors compensation, and $15,000 in office supplies and stationery. The increase in miscellaneous other non-interest expenses was due primarily to an increase of $117,000 in personnel finder’s fees, offset by a decrease of $17,000 in consulting expenses. The increase in audit and accounting fees was due to an increase in services provided by our independent and contract internal auditors. The decrease in legal fees was due primarily to the Company’s decision to capitalize certain legal fees.

Income Taxes. Income tax expense increased by $109,000, or 69.0%, to $267,000 for the six months ended June 30, 2014 from $158,000 for the six months ended June 30, 2013. The increase resulted primarily from a $192,000 increase in pre-tax income in 2014 compared to 2013. The effective tax rate was 28.5% for the six months ended June 30, 2014 compared to 21.2% for the six months ended June 30, 2013. The increase in the effective tax rate was primarily due to the decreased portion of pre-tax income during 2014 attributed to tax-exempt earnings on bank-owned life insurance.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At	At
	June 30, 2014	December 31, 2013
	(Dollars in thousands)

Non-accrual loans	$10,643	$4,666
Loans past due 90 days or more and accruing	—	—
Total non-performing loans	10,643	4,666
Real estate owned	4,014	3,985
Total non-performing assets	14,657	8,651

Accruing troubled debt restructurings	12,201	15,535
Nonaccrual troubled debt restructurings	4,693	1,269
Total troubled debt restructurings	16,894	16,804
Less nonaccrual troubled debt restructurings in total nonaccrual loans	4,693	1,269

Total troubled debt restructurings and non-performing assets	$26,858	$24,186
Total non-performing loans to total loans	2.76%	1.26%
Total non-performing assets to total assets	3.08%	1.89%
Total non-performing assets and troubled
debt restructurings to total assets	5.65%	5.28%

The non-accrual loans at June 30, 2014 consisted of 12 loans in the aggregate, comprised of three multi-family mortgage loans, one mixed-use mortgage loan, four non-residential mortgage loans, and four commercial and industrial loans.

Non-performing loans increased by $6.0 million, or 128.1%, to $10.6 million at June 30, 2014 from $4.7 million at December 31, 2013. The increase in non-performing loans was due to the addition of five mortgage loans totaling $5.3 million and two commercial and industrial loans totaling $2.5 million, offset by the satisfaction of one mortgage loan totaling $789,000, the conversion from non-performing to performing status of one mortgage loan totaling $824,000, and the charge-off of one mortgage loan of $325,000.

The three non-accrual multi-family mortgage loans totaled $3.1 million at June 30, 2014 and consisted primarily of the following mortgage loans:

(1)	An outstanding balance of $2.2 million secured by a 50 unit apartment building. We classified this loan as substandard. The Company acquired the property at a sheriff sale on July 8, 2014 and has retained a property management company to renovate and operate the property. Upon renovation and full lease-up of the property, the Company will evaluate its options. We do not anticipate any loss due to the projected positive cash flow from the property.

(2)	An outstanding balance of $695,000 secured by a 23 unit apartment building. We classified this loan as substandard. The Company has commenced a foreclosure action. We are evaluating the options currently available to us.

(3)	An outstanding balance of $200,000 secured by a six unit apartment building. We classified this loan as substandard. The Company has commenced a foreclosure action. We are evaluating the options currently available to us.

The one non-accrual mixed-use mortgage loan totaled $1.9 million, net of charge-off of $325,000, at June 30, 2014, and was secured by three separate buildings with 25 apartment units and office spaces. We classified this loan as substandard. The Court has appointed a receiver who is currently managing the property and a forensic accountant who is reviewing the books and records of the borrowing entity and managing partner. Upon the hiring of the forensic accountant, the borrower filed a chapter 7 bankruptcy petition. The receiver is currently marketing the property for sale.

The four non-accrual non-residential mortgage loans totaled $3.0 million at June 30, 2014 and consisted primarily of the following mortgage loans:

(1)	An outstanding balance of $2.1 million secured by an office building. We classified this loan as substandard. The borrowers have agreed to provide a deed-in-lieu of foreclosure. The Company has retained a property management company to operate the property and has exercised the right to collect rents from the tenants. Upon minor renovation and lease-up of the property, the Company will market the property for sale. We do not anticipate any loss due to the projected positive cash flow from the property.

(2)	An outstanding balance of $448,000, net of charge-off of $400,000, secured by a strip shopping center and warehouse. We classified this loan as substandard. The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The borrower is marketing the property for sale.

(3)	An outstanding balance of $336,000, secured by a building housing auto repair and auto rental facilities. We classified this loan as substandard. The Company has commenced a foreclosure action, but the borrower filed for bankruptcy protection on March 18, 2014. The Chapter 11 bankruptcy was dismissed and the foreclosure action is continuing. We are evaluating the options available and anticipate scheduling a foreclosure sale during the third quarter of 2014.

(4)	An outstanding balance of $197,000, secured by a restaurant and seafood market. We classified this loan as substandard. The Company has commenced a foreclosure action. We are evaluating the options currently available to us.

The four non-accrual commercial and industrial loans totaled $2.6 million at June 30, 2014 and consisted primarily of the following loans:

(1)	Two loans with an aggregate balance of $2.5 million, consisting of a line of credit with an outstanding balance of $1.4 million and remaining available line of credit of $76,000 and a term loan with an outstanding balance of $1.1 million. The loans are secured by the assets of a construction company. The Company is working with the borrower and the borrower’s surety bonding company to cure the delinquencies and/or satisfy the loans.

(2)	Two loans with an aggregate balance of $79,000, consisting of a line of credit with an outstanding balance of $48,000 and a remaining available line of credit of $2,000 and a term loan with an outstanding balance of $31,000. The loans are secured by the assets of the business and a real estate property. We are evaluating the options currently available to us.

Based on current appraisals and/or fair value analyses of these properties, the Company does not anticipate any losses beyond the amounts already charged off.

At June 30, 2014, we owned one foreclosed property with a net balance of $4.0 million consisting of an office building located in New Jersey. The property was most recently appraised in November 2013 for $4.25 million. The Company plans to renovate the property shortly to attract more tenants. Upon completion of the renovation, the Company will order an updated appraisal. The Company’s managing agent is operating and marketing the building for additional tenants and sale. The Company won a $1.7 million judgment in July 2014 against the former borrower whereby the judgment protects the Company in the event of a loss on the sale of the property.

TROUBLED DEBT RESTRUCTURED LOANS

There were no loans modified that were deemed to be TDRs during the three and six months ended June 30, 2014. As of June 30, 2014, none of the loans that were modified during the previous twelve months had defaulted in the three and six month period ended June 30, 2014.

The following tables show the activity in TDR loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total
	(in thousands)

Balance at December 31, 2013	$6,419	$10,385	$—	$—	$—	$16,804
Additions	34	62	—	—	—	96
Repayments	(31)	(35)	—	—	—	(66)
Amortization of TDR reserves	11	49	—	—	—	60
Balance - June 30, 2014	$6,433	$10,461	$—	$—	$—	$16,894
Related allowance	$—	$—	$—	$—	$—	$—

There were no charge-offs of loans classified as TDRs in the three and six months ended June 30, 2014. Additions for the period consist of real estate taxes and similar items paid to protect the collateral position of the Company.

There were four loans modified during the three and six months ended June 30, 2013.

One multi-family mortgage loan had an original interest rate of 6.75% with an amortization of 25 years. We reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

Two non-residential mortgage loans had an original interest rate of 6.75% with an amortization of 25 years. We reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

One non-residential mortgage loan had an original interest rate of 6.75% with an amortization of 30 years. We reduced the interest rate and converted the monthly payments to interest only for nineteen months and then amortizing for 30 years, with a balloon payment after two years from the modification date.

As of June 30, 2013, none of the loans that were modified during the previous twelve months had defaulted in the three and six month periods ended June 30, 2013.

The following tables show the activity in TDR loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total
	(in thousands)

Balance at December 31, 2012	$6,444	$6,989	$—	$—	$—	$13,433
Additions	282	3,287	—	—	—	3,569
Repayments	(19)	(27)	—	—	—	(46)
Amortization of TDR reserves	27	73	—	—	—	100
Balance - June 30, 2013	$6,734	$10,322	$—	$—	$—	$17,056
Related allowance	$—	$—	$—	$—	$—	$—

There were no charge offs against loans classified as TDRs in the three and six months ended June 30, 2013. Additions for the period consist of four non-residential mortgage loans and one residential mortgage loans that were modified and real estate taxes and similar items paid to protect the collateral position of the Company.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $37.6 million at June 30, 2014 and consisted primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. The Company can also borrow an additional $80.8 million from the FHLB of New York to provide additional liquidity.

At June 30, 2014, we had $97.3 million in loan commitments outstanding, consisting of $38.6 million of real estate loan commitments, $26.9 million in unused commercial and industrial loan lines of credit, $25.2 million in unused loans in process, $3.8 million in unused real estate equity lines of credit, $2.7 million in commercial and industrial loan commitments, and $158,000 in consumer lines of credit. Certificates of deposit due within one year of June 30, 2014 totaled $62.2 million. This represented 36.8% of certificates of deposit at June 30, 2014. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At June 30, 2014, we had the ability to borrow $80.8 million, net of $20.9 million in outstanding advances, from the FHLB of New York. At June 30, 2014, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At June 30, 2014, the Company had liquid assets of $11.7 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three and six months ended June 30, 2014 and the year ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at June 30, 2014 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
				as % of
	Net Portfolio Value			Portfolio Value of
	(Dollars in thousands)			Assets
Basis Point (“bp”)	$	$	%	NPV
Change in Rates	Amount	Change	Change	Ratio	Change
400	$103,670	$(12,318)	(10.62)%	23.23%	(63)	bp
300	106,392	(9,596)	(8.27)%	23.38%	(48)	bp
200	110,725	(5,263)	(4.54)%	23.83%	(3)	bp
100	114,423	(1,565)	(1.35)%	24.07%	21	bp
0	115,988			23.86%
(100)	122,875	6,887	5.94%	24.64%	78	bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The defendants and the Company filed a motion to dismiss on February 1, 2013. Stilwell filed his opposition on March 8, 2013, and the defendants and the Company filed their reply brief on March 29, 2013. The Court held a hearing on the motion on June 12, 2013. On October 23, 2013, the Court denied the motion to dismiss, holding the Court could not say that Stilwell had not alleged a viable claim, and thus the Court allowed the lawsuit against the Company’s directors and the MHC to proceed.  The defendants and the Company appealed that decision to the Supreme Court of the State of New York’s Appellate Division, First Department, (“Appellate Division”) on November 27, 2013.  The defendants and the Company filed their opening appeal brief on February 18, 2014.  Stilwell filed his response brief on March 26, 2014.  The defendants and the Company filed their reply brief on April 4, 2014.   The Appellate Division heard oral argument on May 22, 2014.  Additionally, on February 21, 2014, Stilwell moved to disqualify the Company’s counsel, which represents the Company, the individual directors, and MHC in this litigation.  Stilwell argued that he was suing the directors and MHC on behalf of the Company and thus that there was a conflict of interest among the defendants that required the Company to have separate counsel.  The defendants opposed the motion on March 7, 2014.  Stilwell filed a reply on March 13, 2014.  The Court held oral argument on April 9, 2014, and denied the disqualification motion. Plaintiff filed its opening brief on July 1, 2014. Defendant’s opposition was filed on August 6, 2014, and briefing of that appeal is on-going.

On July 3, 2014, Salvatore Randazzo, a former director of the MHC, the Company and the Bank, retained separate counsel to represent him in the litigation.

The parties are continuing to conduct discovery, including document production, depositions and third party discovery.

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

On November 26, 2013, the Company announced that its Board of Directors approved the repurchase for up to 268,550 shares of the Company’s outstanding common stock held by persons other than the MHC. The following table presents information regarding the Company’s stock repurchases during the three months ended June 30, 2014.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Program	Programs

April 1 to
April 30.	47,900	$7.31	47,900	28,450

May 1 to
May 31.	28,450	7.26	28,450	—

June 1 to
June 30.	—	—	—	—
Total	76,350	$7.29	76,350	—

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
38

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: August 14, 2014	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Date: August 14, 2014	By:	/s/ Donald S. Hom
Donald S. Hom
Executive Vice President and Chief Financial Officer

