Form 10-Q
period 2014-09-30
NORTHEAST COMMUNITY BANCORP INC
filed 2014-11-14
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 12,376,202 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	September 30,	December 31,
	2014	2013
	(In thousands,
	except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$2,732	$3,794
Interest-bearing deposits	30,528	27,737
Cash and cash equivalents	33,260	31,531

Certificates of deposit	1,146	2,142
Securities available-for-sale	42	113
Securities held-to-maturity (fair value of $7,251 and $8,739, respectively)	7,004	8,444
Loans receivable, net of allowance for loan losses of $3,851	414,503	367,825
and $4,015, respectively
Premises and equipment, net	11,816	12,234
Investments in restricted stocks, at cost	1,804	1,594
Bank owned life insurance	20,955	20,490
Accrued interest receivable	1,349	1,267
Goodwill	749	749
Intangible assets	299	345
Other real estate owned	4,047	3,985
Other assets	5,088	7,506
Total assets	$502,062	$458,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$30,730	$28,310
Interest bearing	333,386	296,899
Total deposits	364,116	325,209

Advance payments by borrowers for taxes and insurance	3,397	3,987
Federal Home Loan Bank advances	27,123	21,000
Accounts payable and accrued expenses	3,859	3,861
Total liabilities	398,495	354,057
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value;
19,000,000 shares authorized; 13,225,000 shares issued;
outstanding: 12,376,202 and 12,566,952 shares, respectively	132	132
Additional paid-in capital	57,027	57,083
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,916)	(3,111)
Retained earnings	55,044	54,428
Treasury stock – at cost, 848,798 and 658,048 shares, respectively	(5,681)	(4,291)
Accumulated other comprehensive loss	(39)	(73)
Total stockholders’ equity	103,567	104,168
Total liabilities and stockholders’ equity	$502,062	$458,225

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
INTEREST INCOME:
Loans	$4,770	$4,304	$14,250	$13,627
Interest-earning deposits	7	3	16	9
Securities – taxable	68	72	215	255

Total Interest Income	4,845	4,379	14,481	13,891
INTEREST EXPENSE:
Deposits	831	749	2,397	2,207
Borrowings	27	46	125	192
Total Interest Expense	858	795	2,522	2,399
Net Interest Income	3,987	3,584	11,959	11,492
PROVISION (CREDIT) FOR LOAN LOSSES	8	(191)	(208)	(554)
Net Interest Income after Provision
(Credit) for Loan Losses	3,979	3,775	12,167	12,046
NON-INTEREST INCOME:
Other loan fees and service charges	96	122	332	462
Earnings on bank owned life insurance	157	162	465	481
Investment advisory fees	191	183	590	537
Other	6	5	17	15
Total Non-Interest Income	450	472	1,404	1,495
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,093	1,862	6,446	6,197
Occupancy expense	322	352	1,098	1,092
Equipment	110	138	405	469
Outside data processing	280	229	820	789
Advertising	16	13	37	43
Impairment loss on goodwill	—	—	—	334
Other real estate owned expense	162	59	274	318
FDIC insurance premiums	115	155	363	268
Other	787	914	2,646	2,760
Total Non-Interest Expenses	3,885	3,722	12,089	12,270
Income before Provision for Income Taxes	544	525	1,482	1,271
PROVISION FOR INCOME TAXES	166	144	433	302
Net Income	$378	$381	$1,049	$969
Net Income per Common Share - Basic	$0.03	$0.03	$0.09	$0.08
Weighted Average Number of Common
Shares Outstanding – Basic	12,081	12,324	12,124	12,318
Dividends Declared per Common Share	$0.03	$0.03	$0.09	$0.09

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(In thousands)

	2014	2013	2014	2013
Net income	$378	$381	$1,049	$969
Other comprehensive income:
Unrealized loss on securities available-for-sale arising during the period	1	—	(1)	—
Defined benefit pension:
Reclassification adjustments out of accumulated
other comprehensive loss:
Amortization of prior service cost (1)	5	5	16	15
Amortization of actuarial (gain) loss (1)	1	9	(1)	27
Actuarial gains arising during period	14	69	44	207
Total	21	83	58	249
Income tax effect (2)	(9)	(33)	(24)	(100)
Total other comprehensive income	12	50	34	149

Total comprehensive income	$390	$431	$1,083	$1,118

(1)	Amounts are included in salaries and employees benefits in the unaudited consolidated statements of income as part of net periodic pension cost. See Note 10 for further information.

(2)	Amounts are included in provision for income taxes in the unaudited consolidated statements of income.

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2014 and 2013 (in thousands, except share and per share data)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2012	$132	$57,178	$(3,370)	$53,893	$(3,712)	$(272)	$103,849
Net income	—	—	—	969	—	—	969
Other comprehensive income	—	—	—	—	—	149	149
Cash dividends declared ($0.09 per share)	—	—	—	(453)	—	—	(453)
ESOP shares earned	—	(77)	195	—	—	—	118
Balance – September 30, 2013	$132	$57,101	$(3,175)	$54,409	$(3,712)	$(123)	$104,632

Balance at December 31, 2013	$132	$57,083	$(3,111)	$54,428	$(4,291)	$(73)	$104,168
Net income	—	—	—	1,049	—	—	1,049
Other comprehensive income	—	—	—	—	—	34	34
Purchase of 190,750 shares of treasury stock	—	—	—	—	(1,390)	—	(1,390)
Cash dividends declared ($0.09 per share)	—	—	—	(433)	—	—	(433)
ESOP shares earned	—	(56)	195	—	—	—	139
Balance – September 30, 2014	$132	$57,027	$(2,916)	$55,044	$(5,681)	$(39)	$103,567

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income	$1,049	$969
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of securities premiums and discounts, net	(28)	55
Provision (credit) for loan losses	(208)	(554)
Depreciation	532	572
Net amortization of deferred loan fees and costs	112	114
Amortization of intangible assets	46	46
Deferred income tax (benefit) expense	(30)	78
Impairment loss on goodwill	—	334
Loss on sale of other real estate owned	—	51
Earnings on bank owned life insurance	(465)	(481)
ESOP compensation expense	139	118
Increase in accrued interest receivable	(82)	(116)
Decrease in other assets	2,424	553
Increase in accounts payable and accrued expenses	61	161
Net Cash Provided by Operating Activities	3,550	1,900
Cash Flows from Investing Activities:
Net increase in loans	(48,682)	(11,272)
Proceeds from sale of real estate owned	2,100	399
Principal repayments on securities available-for-sale	70	13
Principal repayments on securities held-to-maturity	1,468	2,892
Proceeds from maturities of certificates of deposit	996	249
Purchase of certificates of deposit	—	(996)
Net purchase of FHLB of NY stock	(210)	481
Capitalized cost of real estate owned	(62)	—
Purchases of premises and equipment	(114)	(55)
Net Cash Used In Investing Activities	(44,434)	(8,289)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	38,907	(2,164)
Proceeds from FHLB of NY advances	19,123	—
Repayment of FHLB of NY advances	(13,000)	(10,000)
Purchase of treasury stock	(1,390)	—
(Decrease) increase in advance payments by borrowers for taxes and insurance	(590)	365
Cash dividends paid	(437)	(453)
Net Cash Provided by (Used in) Financing Activities	42,613	(12,252)
Net Increase (Decrease) in Cash and Cash Equivalents	1,729	(18,641)
Cash and Cash Equivalents - Beginning	31,531	49,242
Cash and Cash Equivalents - Ending	$33,260	$30,601
SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid (refunded)	$(1,706)	$104
Interest paid	$2,520	$2,399
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Dividends declared and not paid	$144	$—
Loans receivable transferred to real estate owned	$2,100	$—

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2013 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. That data, along with the interim financial information presented in the unaudited consolidated statements of financial condition, income, comprehensive income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after September 30, 2014 and through the date these consolidated financial statements were issued.

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

The allowance calculation for each pool of loans is also based on the loss factors that reflect the Company’s historical charge-off experience adjusted for current economic conditions applied to loan groups with similar characteristics or classifications in the current portfolio. During the quarter ended September 30, 2014, the Company revised the methodology used to calculate the historical loss factor from three to two years. The Company believes this change in methodology was warranted due to the Company’s determination that the Company’s historical loss charge-offs from 2009 to 2012 was a result of the recent economic recession, that the bulk of the loss charge-offs from 2009 to 2012 occurred in 2012, that there has not been a significant amount of loss charge-offs during the past two years, and that the Company’s loan portfolio has weathered the recession with no further anticipated significant loss charge-offs.

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

NOTE 1 – BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses (Continued)

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of September 30, 2014.

Goodwill

Goodwill totaled $749,000 at September 30, 2014 and December 31, 2013 and consists of goodwill acquired in the business combination completed by the Company in November 2007. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. No impairment charges were recorded for the three- and nine-month periods ended September 30, 2014. During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment previously recorded in 2012 was necessary. As a result, an additional impairment charge of $334,000 was recognized during the second quarter of 2013.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents during the nine-month periods ended September 30, 2014 and 2013. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

As of December 31, 2013 and September 30, 2014, the ESOP trust held 518,420 shares of the Company’s common stock, which represents all allocated and unallocated shares held by the ESOP. As of December 31, 2013, the Company had allocated 181,447 shares to participants, and an additional 25,921 shares had been committed to be released. As of September 30, 2014, the Company had allocated 207,368 shares to participants, and an additional 19,441 shares had been committed to be released.

The Company recognized compensation expense of $45,000 and $43,000 during the three-month periods ended September 30, 2014 and 2013, respectively, and $139,000 and $118,000 during the nine-month periods ended September 30, 2014 and 2013, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

Note 4 – Outside director retirement plan (“drp”)

Net periodic pension cost for the Company’s DRP is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(In thousands)

	2014	2013	2014	2013
Service cost	$18	$18	$54	$55
Interest cost	10	11	30	31
Amortization of prior service cost	5	5	16	15
Amortization of actuarial (gain) loss	1	9	(1)	27
Total	$34	$43	$99	$128

This plan is an unfunded, non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2014
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$35	$2	$—	$37
Federal National Mortgage Association	5	—	—	5
Total	$40	$2	$—	$42

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$5,366	$194	$—	$5,560
Federal Home Loan Mortgage Corporation	193	5	—	198
Federal National Mortgage Association	136	2	—	138
Collateralized mortgage obligations-GSE	1,309	46	—	1,355
Total	$7,004	$247	$—	$7,251

NOTE 5 – INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2013
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$63	$2	$—	$65
Federal National Mortgage Association	47	1	—	48
Total	$110	$3	$—	$113

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$6,426	$215	$—	$6,641
Federal Home Loan Mortgage Corporation	238	7	—	245
Federal National Mortgage Association	155	6	—	161
Collateralized mortgage obligations-GSE	1,624	67	—	1,691
Other	1	—	—	1
Total	$8,444	$295	$—	$8,739

Contractual final maturities of mortgage-backed securities available-for-sale were as follows:

	September 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Due after five but within ten years	$6	$6
Due after ten years	34	36

Total	$40	$42

Contractual final maturities of mortgage-backed securities held-to-maturity were as follows:

	September 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Due after one but within five years	$75	$77
Due after five but within ten years	125	127
Due after ten years	6,804	7,047

Total	$7,004	$7,251

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant
		in Active	Other	(Level 3)
		Markets for	Observable	Significant
Description	Total	Identical Assets	Inputs	Unobservable Inputs
September 30, 2014:	(In thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$37	$—	$37	$—
Federal National Mortgage Association	5	—	5	—
Total	$42	$—	$42	$—
Nonrecurring:
Impaired loans	$4,110	$—	$—	$4,110

December 31, 2013:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$65	$—	$65	$—
Federal National Mortgage Association	48	—	48	—
Total	$113	$—	$113	$—
Nonrecurring:
Impaired loans	$789	$—	$—	$789

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value Estimate	Valuation	Unobservable	Range
(in thousands)	Estimate	Techniques	Input	(Weighted Average Rate)
September 30, 2014:
Impaired loans	$4,110	Appraisal of collateral (1)	Appraisal adjustments (2)	0.00%
			Liquidation expenses (2)	0.51%-10.51% (3.23%)

December 31, 2013:
Impaired loans	$789	Appraisal of collateral (1)	Appraisal adjustments (2)	0.00%
			Liquidation expenses (2)	3.00% (3.00%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and aged appraisals. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The carrying amounts and fair values of the Company’s financial instruments are summarized below:

			Fair Value at
			September 30, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$33,260	$33,260	$33,260	$—	$—
Certificates of deposit	1,146	1,146	—	1,146	—
Securities available-for-sale	42	42	—	42	—
Securities held-to-maturity	7,004	7,251	—	7,251	—
Loans receivable	414,503	424,245	—	—	424,245
Investments in restricted stock	1,804	1,804	—	1,804	—
Accrued interest receivable	1,349	1,349	—	1,349	—

Financial Liabilities
Deposits	364,116	367,724	—	367,724	—
FHLB of New York advances	27,123	27,089	—	27,089	—
Accrued interest payable	4	4	—	4	—

			Fair Value at
			December 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$31,531	$31,531	$31,531	$—	$—
Certificates of deposit	2,142	2,142	—	2,142	—
Securities available-for-sale	113	113	—	113	—
Securities held-to-maturity	8,444	8,739	—	8,739	—
Loans receivable	367,825	374,820	—	—	374,820
Investments in restricted stock	1,594	1,594	—	1,594	—
Accrued interest receivable	1,267	1,267	—	1,267	—

Financial Liabilities
Deposits	325,209	328,654	—	328,654	—
FHLB of New York advances	21,000	21,016	—	21,016	—
Accrued interest payable	2	2	—	2	—

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013:

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

Restricted Stocks

The carrying amount of the restricted stocks, consisting of Federal Home Loan Bank of New York (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock, approximates its fair value, and considers the limited marketability of these securities.

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At September 30, 2014 and December 31, 2013, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

Off-Balance- Sheet Financial Instruments (Continued)

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

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses and related information concerning loan balances:

	September 30,	December 31,
	2014	2013
	(In thousands)
Residential real estate:
One-to-four family	$12,552	$11,752
Multi-family	191,568	188,923
Mixed-use	59,261	50,467
Total residential real estate	263,381	251,142
Non-residential real estate	84,453	81,985
Construction	37,250	6,568
Commercial and industrial	32,463	31,345
Consumer	148	161

Total Loans	417,695	371,201

Allowance for loan losses	(3,851)	(4,015)
Deferred loan costs, net	659	639

Net Loans	$414,503	$367,825

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Nine Months Ended September 30, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,556	$896	$97	$456	$—	$10	$4,015
Charge-offs	(580)	(41)	—	—	—	—	(621)
Recoveries	100	565	—	—	—	—	665
Provision (credit)	198	(452)	122	(66)	—	(10)	(208)
Ending balance	$2,274	$968	$219	$390	$—	$—	$3,851
Ending balance: individually evaluated for impairment	$—	$160	$—	$—	$—	$—	$160

Ending balance: collectively evaluated for impairment	$2,274	$808	$219	$390	$—	$—	$3,691

Loans receivable:
Ending balance	$263,381	$84,453	$37,250	$32,463	$148	$—	$417,695

Ending balance: individually
evaluated for impairment	$7,328	$11,061	$—	$2,538	$—	$—	$20,927

Ending balance: collectively evaluated for impairment	$256,053	$73,392	$37,250	$29,925	$148	$—	$396,768

For the Three Months Ended September 30, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,623	$788	$161	$358	$—	$—	$3,930
Charge-offs	(188)	—	—	—	—	—	(188)
Recoveries	101	—	—	—	—	—	101
Provision (credit)	(262)	180	58	32	—	—	8
Ending balance	$2,274	$968	$219	$390	$—	$—	$3,851

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

For the Nine Months Ended September 30, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,216	$996	$—	$434	$—	$—	$4,646
Charge-offs	—	(105)	—	—	—	—	(105)
Recoveries	23	4	—	—	—	—	27
Provision	(672)	66	118	(66)	—	—	(554)
Ending balance	$2,567	$961	$118	$368	$—	$—	$4,014

For the Three Months Ended September 30, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,804	$869	$75	$457	$—	$—	$4,205
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	(237)	92	43	(89)	—	—	(191)
Ending balance	$2,567	$961	$118	$368	$—	$—	$4,014

At December 31, 2013 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance - Total	$2,556	$896	$97	$456	$—	$10	$4,015

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,556	$896	$97	$456	$—	$10	$4,015

Loans receivable:
Ending balance - Total	$251,142	$81,985	$6,568	$31,345	$161	$—	$371,201
Ending balance: individually
evaluated for impairment	$8,629	$11,488	$—	$—	$—	$—	$20,117

Ending balance: collectively evaluated for impairment	$242,513	$70,497	$6,568	$31,345	$161	$—	$351,084

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is a summary of impaired loans at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$7,328	$8,055	$—	$8,629	$9,259	$—
Non-residential real estate	8,964	11,981	—	11,488	14,739	—
Commercial and industrial	2,538	2,538	—	—	—	—
Subtotal	$18,830	$22,574	$—	$20,117	$23,998	$—

With an allowance recorded:
Non-residential real estate	$2,097	$2,097	$160	$—	$—	$—
Subtotal	$2,097	$2,097	$160	$—	$—	$—

Total:
Residential real estate-Multi-family	$7,328	$8,055	$—	$8,629	$9,259	$—
Non-residential real estate	11,061	14,078	160	11,488	14,739	—
Commercial and industrial	2,538	2,538	—	—	—	—
Total	$20,927	$24,671	$160	$20,117	$23,998	$—

	Three Months		Nine Months
	Ended September 30, 2014		Ended September 30, 2014

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$8,292	$42	$8,465	$155
Non-residential real estate	8,951	303	9,225	379
Commercial and industrial	2,525	—	1,262	—
Subtotal	$19,768	$345	$18,952	$534

With an allowance recorded:
Non-residential real estate	$2,078	$—	$2,059	$22
Subtotal	$2,078	$—	$2,059	$22

Total:
Residential real estate-Multi-family	$8,292	$42	$8,465	$155
Non-residential real estate	11,029	303	11,284	401
Commercial and industrial	2,525	—	1,262	—
Total	$21,846	$345	$21,011	$556

NOTE 7 –LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

	Three Months		Nine Months
	Ended September 30, 2013		Ended September 30, 2013

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded (1):
Residential real estate-Multi-family	$8,570	$62	$9,726	$322
Non-residential real estate	11,226	21	10,564	66
Commercial and industrial	916	—	1,459	49
Total	$20,712	$83	$21,749	$437

(1)	There were no impaired loans with related allowance recorded outstanding during the three and nine months ended September 30, 2013.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of September 30, 2014 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$12,552	$12,552	$—
Multi-family	—	—	897	897	190,671	191,568	—
Mixed-use	—	—	2,199	2,199	57,062	59,261	—
Non-residential real estate	—	—	3,097	3,097	81,356	84,453	—
Construction loans	—	—	—	—	37,250	37,250	—
Commercial and industrial loans	—	—	2,538	2,538	29,925	32,463	—
Consumer	—	—	—	—	148	148	—
Total loans	$—	$—	$8,731	$8,731	$408,964	$417,695	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Age Analysis of Past Due Loans as of December 31, 2013 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$11,752	$11,752	$—
Multi-family	—	—	—	—	188,923	188,923	—
Mixed-use	—	2,210	—	2,210	48,257	50,467	—
Non-residential real estate	—	—	2,372	2,372	79,613	81,985	—
Construction loans	—	—	—	—	6,568	6,568	—
Commercial and industrial loans	—	—	—	—	31,345	31,345	—
Consumer	—	—	—	—	161	161	—
Total loans	$—	$2,210	$2,372	$4,582	$366,619	$371,201	$—

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Risk Profile by Internally Assigned Grade at September 30, 2014 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$260,285	$74,527	$37,250	$29,425	$148	$401,635
Special Mention	230	829	—	500	—	1,559
Substandard	2,866	9,097	—	2,538	—	14,501
Total	$263,381	$84,453	$37,250	$32,463	$148	$417,695

Credit Risk Profile by Internally Assigned Grade at December 31, 2013 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$248,932	$71,659	$6,568	$25,733	$161	$353,053
Special Mention	—	—	—	5,612	—	5,612
Substandard	2,210	10,326	—	—	—	12,536
Total	$251,142	$81,985	$6,568	$31,345	$161	$371,201

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of September 30, 2014 and December 31, 2013 (in thousands)

	2014	2013

Residential real estate	$3,096	$2,210
Non-residential real estate	3,097	2,372
Commercial and industrial loans	2,538	84
Total	$8,731	$4,666

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

There were no loans modified that were deemed TDRs during the three and nine months ended September 30, 2014. The following table shows the breakdown of loans modified in TDRs for the periods indicated:

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

As of September 30, 2014, none of the loans that were modified during the previous twelve months had defaulted in the three and nine month periods ended September 30, 2014. As of September 30, 2013, none of the loans that were modified during the previous twelve months had defaulted in the three and nine month periods ended September 30, 2013.

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

In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued ASU 2014-09, Revenue from Contracts with Customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this standard effective April 1, 2017 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 9 – DIVIDEND RESTRICTION

NorthEast Community Bancorp MHC (the “MHC”) held 7,273,750 shares, or 58.8%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 41.2% of outstanding stock, at September 30, 2014. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the period from November 13, 2013 through November 12, 2014.

The MHC intends to file a notice with the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends declared by the Company in the 12 months subsequent to the members’ approval to waive such right at a meeting of the MHC’s members to be held on November 25, 2014.

The MHC has waived receipt of all past dividends paid by the Company through September 30, 2014, with the exception of the dividend for the quarter ended June 30, 2012. Because the MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012, the MHC received $218,000 in dividends in August 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of September 30, 2014 and December 31, 2013, the aggregate retained earnings restricted for cash dividends waived were $5,892,000 and $5,237,000, respectively.

NOTE 10 – RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated Other Comprehensive Income are as follows:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	(In thousands)

Amortization of defined benefit pension items:
Prior service costs	$5	(1)	$16	(1)	Salary and employee benefits
Actuarial loss	1	(1)	(1	) (1)	Salary and employee benefits
	6		15		Total before tax
	(4)		(6)		Provision for income taxes
Total reclassifications for the period	$2		$9		Net of taxes

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and valuation of goodwill to be a critical accounting policy. There have been no changes to our critical accounting policies and procedures during the nine months ended September 30, 2014.

For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Third Quarter Performance Highlights

The Company’s earnings for the quarter ended September 30, 2014 decreased by $3,000 compared to the same period in 2013 primarily due to increases in the provision for loan losses, non-interest expenses, and the provision for income taxes and a decrease in non-interest income, partially offset by an increase in net interest income. The Company had an $8,000 provision for loan losses during the quarter ended September 30, 2014 compared to a credit of $191,000 in provision for loan losses during the quarter ended September 30, 2013.

Non-performing loans (comprised of non-accrual loans) increased by $4.1 million, or 87.1%, to $8.7 million as of September 30, 2014 from $4.6 million as of December 31, 2013. The increase in non-performing loans was primarily due to the addition of two non-performing commercial and industrial loans totaling $2.5 million, two non-performing non-residential mortgage loans totaling $2.3 million, two non-performing multi-family mortgage loans totaling $897,000, one non-performing mixed-use mortgage loan totaling $230,000, and payments made by the Company for real estate taxes, water and sewer charges totaling $120,000 on properties secured by the non-performing mortgage loans, partially offset by the conversion from non-performing to performing status of one non-residential mortgage loan totaling $823,000, the satisfaction of one non-residential mortgage loan totaling $789,000 and two commercial and industrial loans totaling $85,000, and the charge-off of $325,000 for one mixed-use mortgage loan.

Our interest rate spread decreased to 3.42% for the three months ended September 30, 2014 from 3.45% for the three months ended September 30, 2013 and our net interest margin decreased to 3.64% for the three months ended September 30, 2014 from 3.69% for the three months ended September 30, 2013. The decrease in the interest rate spread and the net interest margin in the third quarter of 2014 compared to the same period in 2013 was due to a decrease of nine basis points in the yield on our interest-earning assets that exceeded a decrease of six basis points in the cost of our interest-bearing liabilities.

Our loans receivable, net, increased by $46.7 million, or 12.7%, to $414.5 million as of September 30, 2014 from $367.8 million at December 31, 2013 due primarily to increases of $30.7 million in construction mortgage loans, $8.8 million in mixed-use mortgage loans, $2.6 million in multi-family mortgage loans, $2.5 million in non-residential mortgage loans, $1.1 million in commercial and industrial loans, and $800,000 in one-to-four family mortgage loans, offset by a decrease of $13,000 in consumer loans.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets increased by $43.8 million, or 9.6%, to $502.1 million at September 30, 2014 from $458.2 million at December 31, 2013. The increase in total assets was due primarily to increases of $46.7 million in loans receivable, net, $1.7 million in cash and cash equivalents, $465,000 in bank owned life insurance, $210,000 in restricted stocks, $82,000 in accrued interest receivable, and $62,000 in real estate owned, offset by decreases of $2.4 million in other assets, $1.4 million in securities held-to-maturity, $996,000 in certificates of deposit and $418,000 in premises and equipment. The increase in total assets was funded primarily from increases of $38.9 million in deposits and $6.1 million in FHLB advances, partially offset by a decrease of $590,000 in advance payments by borrowers for taxes and insurance.

Loans receivable, net, increased by $46.7 million, or 12.7%, to $414.5 million at September 30, 2014 from $367.8 million at December 31, 2013 due primarily to loan originations totaling $115.5 million which exceeded loan repayments and charge-offs totaling $68.8 million. The increase in the mortgage loan portfolio was due to increases of $30.7 million, or 467.1%, in the construction mortgage loan portfolio to $37.3 million at September 30, 2014 from $6.6 million at December 31, 2013, $8.8 million, or 17.4%, in the mixed-use mortgage loan portfolio to $59.3 million at September 30, 2014 from $50.5 million at December 31, 2013, $2.5 million, or 3.0%, in the non-residential mortgage loan portfolio to $84.5 million at September 30, 2014 from $82.0 million at December 31, 2013, $2.6 million, or 1.4%, in the multi-family mortgage loan portfolio to $191.6 million at September 30, 2014 from $188.9 million at December 31, 2013, $1.1 million, or 3.6%, in the commercial and industrial loan portfolio to $32.5 million at September 30, 2014 from $31.3 million at December 31, 2013, and $800,000, or 6.8%, in the one-to-four family mortgage loan portfolio to $12.6 million at September 30, 2014 from $11.8 million at December 31, 2013, partially offset by a decrease of $13,000, or 8.1%, in the consumer loan portfolio to $148,000 at September 30, 2014 from $161,000 at December 31, 2013.

The increase in the construction mortgage loan portfolio was due to the Company’s entry in 2012 in the Massachusetts construction market through the origination of construction loans secured by the construction of multi-family and single family properties and the Company’s entry during the latter part of 2013 into the New York City metropolitan area construction market through the origination of construction loans secured by the construction of multi-family properties located in the New York City metropolitan area. The increase in the construction mortgage loan portfolio, the multi-family, mixed-use and non-residential mortgage loan portfolio and the commercial and industrial loan portfolio was due to the Company’s more aggressive origination activities through the hiring of two new chief lending officers in our two lending regions in the New York City metropolitan area. The purpose of the increase in loan origination was to increase interest income.

Cash and cash equivalents increased by $1.7 million, or 5.5%, to $33.3 million at September 30, 2014 from $31.5 million at December 31, 2013 due primarily to increases in deposits and FHLB advances, offset by an increase in the loan portfolio. Bank owned life insurance increased by $465,000, or 2.3%, to $21.0 million at September 30, 2014 from $20.5 million at December 31, 2013 due to accrued earnings during 2014. Investments in restricted stocks increased by $210,000, or 13.2%, to $1.8 million at September 30, 2014 from $1.6 million at December 31, 2013 due to an increase in FHLB advances and the purchase of $70,000 in ACBB stock. The FHLB requires the purchase of FHLB restricted stock amounting to 4.5% of the borrowed amount. The purchase of ACBB restricted stock was due to the Company’s decision to become a member of ACBB, a banker’s bank, in order to provide the Company with an additional source of correspondent banking services such as borrowings as a source of liquidity and investments in overnight Federal Funds as a source of additional interest income.

Accrued interest receivable increased by $82,000, or 6.5%, to $1.35 million at September 30, 2014 from $1.27 million at December 31, 2013 due primarily to an increase in the mortgage loan portfolio. Other assets decreased by $2.4 million, or 32.2%, to $5.1 million at September 30, 2014 from $7.5 million at December 31, 2013 due to a $1.9 million income tax refund from the Internal Revenue Service that reduced current tax assets. Securities held-to-maturity decreased by $1.4 million, or 17.1%, to $7.0 million at September 30, 2014 from $8.4 million at December 31, 2013 due primarily to repayments. Premises and equipment decreased by $418,000, or 3.4%, to $11.8 million at September 30, 2014 from $12.2 million at December 31, 2013 due primarily to depreciation.

Deposits increased by $38.9 million, or 12.0%, to $364.1 million at September 30, 2014 from $325.2 million at December 31, 2013. The increase in deposits was primarily attributable to increases of $30.4 million in certificates of deposit, $6.7 million in NOW and money market accounts, and $2.4 million in non-interest bearing accounts, partially offset by decreases of $674,000 in regular savings accounts. The increase in certificates of deposit was due to the offering of competitive interest rates for non-broker certificates of deposit gathered through a non-broker nationwide certificate of deposit listing service from banks and credit unions in amounts greater than $75,000 and less than $250,000. In this regard, we obtained $29.3 million in non-broker certificates of deposit since December 31, 2013. FHLB advances increased by $6.1 million, or 29.2%, to $27.1 million at September 30, 2014 from $21.0 million at December 31, 2013. The increase in deposits and FHLB advances was primarily attributable to efforts by the Company to increase liquidity, fund loan originations, increase reliance on long term certificates of deposit, and diversify sources of funds.

Advance payments by borrowers for taxes and insurance decreased by $590,000, or 14.8%, to $3.4 million at September 30, 2014 from $4.0 million at December 31, 2013 due primarily to remittances of taxes for our borrowers.

Stockholders’ equity decreased by $601,000, or 0.6%, to $103.6 million at September 30, 2014, from $104.2 million at December 31, 2013. This decrease was primarily the result of stock repurchases of $1.4 million, and cash dividends declared and paid of $433,000, partially offset by comprehensive income of $1.1 million and the amortization of $139,000 for the ESOP for the period.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. Net income decreased by $3,000, or 0.8%, to $378,000 for the quarter ended September 30, 2014 from net income of $381,000 for the quarter ended September 30, 2013. The decrease was primarily the result of an increase of $199,000 in provision for loan losses from a credit of $191,000 in provision for loan losses in 2013 to an $8,000 in provision for loan losses in 2014, an increase of $163,000 in non-interest expenses, an increase of $22,000 in the provision for income taxes and a decrease of $22,000 in non-interest income, partially offset by an increase of $403,000 in net interest income.

Net Interest Income. Net interest income increased by $403,000, or 11.2%, to $4.0 million for the three months ended September 30, 2014 from $3.6 million for the three months ended September 30, 2013. The increase in net interest income resulted primarily from an increase of $466,000 in interest income, partially offset by an increase of $63,000 in interest expense.

The net interest spread decreased by three basis points to 3.42% for the three months ended September 30, 2014 from 3.45% for the three months ended September 30, 2013. The net interest margin decreased by five basis points between these periods from 3.69% for the quarter ended September 30, 2013 to 3.64% for the quarter ended September 30, 2014. The decrease in the interest rate spread and the net interest margin in the third quarter of 2014 compared to the same period in 2013 was due to a decrease of nine basis points in the yield on our interest-earning assets that exceeded a decrease of six basis points in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by nine basis points to 4.42% for the three months ended September 30, 2014 from 4.51% for the three months ended September 30, 2013 and the cost of our interest-bearing liabilities decreased by six basis points to 1.00% for the three months ended September 30, 2014 from 1.06% for the three months ended September 30, 2013. The decrease in the yield on our interest-earning assets was due to a decrease in the yield on loans receivable, offset by increases in the yield on securities and other interest-earning assets. The decrease in the cost of our interest-bearing liabilities was due to a decrease in the cost of borrowed money, offset by an increase in the cost of interest-bearing deposits.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$400,390	$4,770	4.77%	$339,682	$4,304	5.07%
Securities (including restricted stock)	9,045	68	3.01	10,629	72	2.75
Other interest-earning assets	28,739	7	0.10	38,483	3	0.02
Total interest-earning assets	438,174	4,845	4.42	388,794	4,379	4.51
Allowance for loan losses	(4,021)			(4,203)
Non-interest-earning assets	49,320			48,797
Total assets	$483,473			$433,388

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$66,296	$61	0.37%	$63,666	$60	0.38%
Savings and club accounts	85,136	119	0.56	82,630	112	0.54
Certificates of deposit	171,142	651	1.52	147,862	577	1.56
Total interest-bearing deposits	322,574	831	1.03	294,158	749	1.02

Borrowings	21,860	27	0.49	5,000	46	3.68
Total interest-bearing liabilities	344,434	858	1.00	299,158	795	1.06

Noninterest-bearing demand	28,657			22,769
Other liabilities	7,238			6,814
Total liabilities	380,329			328,741

Stockholders’ equity	103,144			104,647
Total liabilities and
Stockholders’ equity	$483,473			$433,388
Net interest income		$3,987			$3,584
Interest rate spread			3.42%			3.45%
Net interest margin			3.64%			3.69%
Net interest-earning assets	$93,740			$89,636
Interest-earning assets to interest-bearing liabilities	127.22%			129.96%

Total interest income increased by $466,000, or 10.6%, to $4.8 million for the three months ended September 30, 2014 from $4.4 million for the three months ended September 30, 2013. Interest income on loans increased by $466,000, or 10.8%, to $4.8 million for the three months ended September 30, 2014 from $4.3 million for the three months ended September 30, 2013. The increase was primarily the result of an increase of $60.7 million, or 17.9%, in the average balance of the loan portfolio to $400.4 million for the three months ended September 30, 2014 from $339.7 million for the three months ended September 30, 2013 as originations outpaced repayments and charge-offs, net of recoveries. The increase in the average balance of the loan portfolio was offset by a decrease of 30 basis points in the average yield on loans to 4.77% for the three months ended September 30, 2014 from 5.07% for the three months ended September 30, 2013. The decrease in the average yield on loans was due to the pay-off of numerous higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of numerous mortgage loans in our loan portfolio.

Interest income on securities decreased by $4,000, or 5.6%, to $68,000 for the three months ended September 30, 2014 from $72,000 for the three months ended September 30, 2013. The decrease was primarily due to a decrease of $1.6 million, or 14.9%, in the average balance of securities to $9.0 million for the three months ended September 30, 2014 from $10.6 million for the three months ended September 30, 2013, offset by an increase of 26 basis points in the average yield on securities to 3.01% for the three months ended September 30, 2014 from 2.75% for the three months ended September 30, 2013. The decrease in the average balance was due to the principal repayments on investment securities, offset by an increase in FHLB New York stock. The increase in the yield was due to dividends from FHLB New York stock that yielded approximately 4.0% and an increase in FHLB New York stock as a percentage of total investment securities.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $4,000, or 133.3% to $7,000 for the three months ended September 30, 2014 from $3,000 for the three months ended September 30, 2013. The increase was primarily due to an increase of eight basis points in the average yield on other interest-earning assets to 0.10% for the three months ended September 30, 2014 from 0.02% for the three months ended September 30, 2013, offset by a decrease of $9.7 million, or 25.3%, in the average balance of interest-earning assets to $28.7 million for the three months ended September 30, 2014 from $38.5 million for the three months ended September 30, 2013. The increase in interest income on interest-earnings deposits was due to an increase in the average balance of higher yielding certificates of deposit at other financial institutions, offset by a decrease in the average balance of interest-earning deposits maintained at the FHLB and Federal Reserve Bank of New York.

Total interest expense increased by $63,000, or 7.9%, to $858,000 for the three months ended September 30, 2014 from $795,000 for the three months ended September 30, 2013. Interest expense on deposits increased by $82,000, or 10.9%, to $831,000 for the three months ended September 30, 2014 from $749,000 for the three months ended September 30, 2013. The increase in the interest expense on deposits was a result of an increase of $28.4 million, or 9.7%, in the average balance of interest bearing deposits to $322.6 million for the three months ended September 30, 2014 from $294.2 million for the three months ended September 30, 2013. The increase in the interest expense on deposits was also a result of an increase of one basis point in the average cost of interest-bearing deposits to 1.03% for the three months ended September 30, 2014 from 1.02% for the three months ended September 30, 2013.

The interest expense of our interest-bearing demand deposits increased by $1,000, or 1.7%, to $61,000 for the three months ended September 30, 2014 from $60,000 for the three months ended September 30, 2013. The increase in interest expense in our interest-bearing demand deposits was due to an increase of $2.6 million, or 4.1%, in the average balance of our interest-bearing demand deposits to $66.3 million for the three months ended September 30, 2014 from $63.7 million for the three months ended September 30, 2013, offset by a decrease of one basis point in the average interest cost to 0.37% for the three months ended September 30, 2014 from 0.38% for the three months ended September 30, 2013 as we offered competitive interest rates to generate deposits.

The interest expense of our interest-bearing savings and club deposits increased by $7,000, or 6.3%, to $119,000 for the three months ended September 30, 2014 from $112,000 for the three months ended September 30, 2013. The increase in interest expense in our interest-bearing savings and club deposits was due to an increase of $2.5 million, or 3.0%, in the average balance of our interest-bearing savings and club deposits to $85.1 million for the three months ended September 30, 2014 from $82.6 million for the three months ended September 30, 2013. The increase in interest expense in our interest-bearing savings and club deposits was also due to a two basis point increase in the average interest cost to 0.56% for the three months ended September 30, 2014 from 0.54% for the three months ended September 30, 2013 as we continued to offer competitive interest rates to generate deposits.

The interest expense of our interest-bearing certificates of deposit increased by $74,000, or 12.8%, to $651,000 for the three months ended September 30, 2014 from $577,000 for the three months ended September 30, 2013. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $23.3 million, or 15.7%, in the average balance of our interest-bearing certificates of deposit to $171.1 million for the three months ended September 30, 2014 from $147.9 million for the three months ended September 30, 2013. The increase in our interest-bearing certificates was due to management’s decision to continue offering competitive interest rates to generate deposits through a non-broker nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was offset by a four basis point decrease in the average interest cost on such certificates to 1.52% for the three months ended September 30, 2014 from 1.56% for the three months ended September 30, 2013. The decrease in the average interest cost of our interest-bearing certificates of deposit was due to the re-pricing of maturing certificates of deposit and the acquisition of competitively priced interest-bearing certificates of deposit through a non-broker nationwide certificate of deposit listing service.

Interest expense on borrowings decreased by $19,000, or 41.3%, to $27,000 for the three months ended September 30, 2014 from $46,000 for the three months ended September 30, 2013. The decrease in interest expense on borrowings was due to a decrease of 319 basis points in the cost of borrowed money to 0.49% for the three months ended September 30, 2014 from 3.68% for the three months ended September 30, 2013 due primarily to the maturity and repayment of higher costing FHLB advances and new lower cost FHLB advances obtained during the nine months ended September 30, 2014. The decrease in interest expense on borrowings was partially offset by an increase of $16.9 million, or 337.2%, in the average balance of borrowed money to $21.9 million for the three months ended September 30, 2014 from $5.0 million for the three months ended September 30, 2013.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2014 and 2013.

	Three Months
	Ended September 30,
	2014	2013

	(Dollars in thousands)
Allowance at beginning of period	$3,930	$4,205
Provision (credit) for loan losses	8	(191)
Charge-offs	(188)	—
Recoveries	101	—
Net charge-offs	(87)	—
Allowance at end of period	$3,851	$4,014

End of period - Allowance to non-performing loans	44.11%	173.78%
End of period - Allowance to total loans outstanding	0.92%	1.15%
Net charge-offs to average loans outstanding during the period	0.02%	—

The allowance to non-performing loans ratio decreased to 44.11% at September 30, 2014 from 173.78% at September 30, 2013 due primarily to an increase in non-performing loans to $8.7 million at September 30, 2014 from $2.3 million at September 30, 2013 and a decrease of $163,000 in the allowance for loan losses. The increase in non-performing loans was due to the addition of six mortgage loans totaling $5.4 million and two commercial and industrial loans totaling $2.5 million, partially offset by the conversion from non-performing to performing status of one mortgage loan totaling $810,000 and the satisfaction of one mortgage loan totaling $742,000.

The allowance for loan losses was $3.9 million at September 30, 2014, $4.0 million at December 31, 2013, and $4.0 million at September 30, 2013. We recorded a provision for loan losses of $8,000 for the three months ended September 30, 2014 compared to a credit provision for loan losses of ($191,000) for the three month period ended September 30, 2013. The reduction in the allowance for loan losses was due to the Company’s assessment that there are no additional losses currently anticipated in connection with the increase in non-performing loans beyond the amounts already charged-off, that there has been an improvement in the Company’s historical charge-offs, and that the level of allowance for loan losses was adequate due to improvements in the economy and the multi-family, mixed-use and non-residential real estate market.

The reduction in the allowance for loan losses was also due to the Company’s decision to revise the methodology used to calculate the historical loss factor. The Company has revised the historical loss look back period from three to two years as a result of the Company’s determination that the Company’s historical loss charge-offs from 2009 to 2012 was a result of the recent economic recession, that the bulk of the loss charge-offs from 2009 to 2012 occurred in 2012, that there has not been a significant amount of loss charge-offs during the past two years, and that the Company’s loan portfolio has weathered the recession with no further anticipated significant loss charge-offs. The Company’s allowance for loan losses at September 30, 2014 and provision for loan losses recognized for the quarter ended September 30, 2014 would have been $176,000 larger without the change in the methodology.

We had charge-offs of $188,000 during the three months ended September 30, 2014 compared to no charge-offs during the three months ended September 30, 2013. We recorded recoveries of $101,000 during the three months ended September 30, 2014 compared to no recoveries during the three months ended September 30, 2013.

Non-interest Income. Non-interest income decreased by $22,000, or 4.7%, to $450,000 for the three months ended September 30, 2014 from $472,000 for the three months ended September 30, 2013. The decrease was primarily due to decreases of $26,000 in other loan fees and service charges, and $5,000 in earnings on bank owned life insurance, offset by increases of $8,000 in advisory fee income generated by our wealth management division and $1,000 in other non-interest income. The decrease in other loan fees and service charges was due to decreases of $9,000 in loan late charges, $6,000 in loan fees, and $3,000 in deposit account service charges. The decrease in earnings on bank owned life insurance was due to a decrease in the effective yield of the underlying investments. The increase in advisory fee income from our wealth management division was due to an increase in assets under management.

Non-interest Expense. Non-interest expense increased by $163,000, or 4.4%, to $3.9 million for the three months ended September 30, 2014 from $3.7 million for the three months ended September 30, 2013. The increase resulted primarily from increases of $231,000 in salaries and employee benefits, $103,000 in real estate owned expenses, $51,000 in outside data processing expense, and $3,000 in advertising expense, partially offset by decreases of $127,000 in other non-interest expense, $40,000 in FDIC insurance expense, $30,000 in occupancy expense, and $28,000 in equipment expense.

Salaries and employee benefits, which represented 53.9% of the Company’s non-interest expense during the quarter ended September 30, 2014, increased by $231,000, or 12.4%, to $2.1 million in 2014 from $1.9 million in 2013 due to the staffing of the Rockland County, New York loan production office, offset by a reduction in the number of full time equivalent employees to 98 at September 30, 2014 from 102 at September 30, 2013. The reduction in staff occurred in the wealth management department, branch operations, lending operations, and headquarters support personnel as part of a continued effort to contain expenses.

Real estate owned expense increased by $103,000, or 174.6%, to $162,000 in 2014 from $59,000 in 2013 due to operating expenses related to two foreclosed properties during the quarter ended September 30, 2014 compared to one foreclosed property during the quarter ended September 30, 2013. The Company acquired and sold one foreclosed multi-family property during a relatively short period of time during the quarter ended September 30, 2014 resulting in a charge-off of $188,000 against the allowance for loan losses.

Outside data processing expense increased by $51,000, or 22.3%, to $280,000 in 2014 from $229,000 in 2013 due to the addition of the Rockland County, New York loan production office in January 2014 and an upgrade in data services. Advertising expense increased by $3,000, or 23.1%, to $16,000 in 2014 from $13,000 in 2013 due to marketing efforts to promote services and products.

Other non-interest expense decreased by $127,000, or 13.9%, to $787,000 in 2014 from $914,000 in 2013 due mainly to decreases of $88,000 in miscellaneous other non-interest expenses, $56,000 in directors, officers and employee expenses, $20,000 in audit and accounting fees, and $11,000 in directors compensation, offset by increases of $18,000 in service contracts, $14,000 in telephone expenses, $11,000 in legal fees, $2,000 in insurance expenses, and $1,000 in office supplies and stationery. The decrease in miscellaneous other non-interest expenses was partially due to decreases of $50,000 in consulting expenses, $24,000 in personnel recruitment fees, and $7,000 in postage expenses.

FDIC insurance expense decreased by $40,000, or 25.8%, to $115,000 in 2014 from $155,000 in 2013 due to a decrease in the Company’s quarterly assessment multiplier, offset by an increase in the Company’s assessment base from 2013 to 2014. Occupancy expense decreased by $30,000, or 8.5%, to $322,000 in 2014 from $352,000 in 2013 due to a reimbursement of rental expense for our First Avenue branch office, offset by the addition of the Rockland County, New York loan production office in January 2014. Equipment expense decreased by $28,000, or 20.3%, to $110,000 in 2014 from $138,000 in 2013 due to decreases in the purchases of additional equipment and continued efforts to contain expenses.

Income Taxes. Income tax expense increased by $22,000, or 15.3%, to $166,000 for the three months ended September 30, 2014 from $144,000 for the three months ended September 30, 2013. The increase resulted primarily from a $19,000 increase in pre-tax income in 2014 compared to 2013. The effective tax rate was 30.5% for the three months ended September 30, 2014 and 27.4% for the three months ended June 30, 2013. The increase in the effective tax rate between periods was due to a lower percentage of our pre-tax income being tax-exempt, specifically the earnings on bank-owned life insurance, in 2014 compared to 2013.

Comparison of Operating Results For The Nine Months Ended September 30, 2014 and 2013

General. Net income increased by $80,000, or 8.3%, to $1.1 million for the nine months ended September 30, 2014 from $969,000 for the nine months ended September 30, 2013. The increase was primarily the result of an increase of $467,000 in net interest income and a decrease of $181,000 in non-interest expenses, offset by a decrease of $346,000 in credit to the provision for loan losses, a decrease of $91,000 in non-interest income, and an increase of $131,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $467,000, or 4.1%, to $12.0 million for the nine months ended September 30, 2014 from $11.5 million for the nine months ended September 30, 2013. The increase in net interest income resulted primarily from an increase of $590,000 in interest income that exceeded an increase of $123,000 in interest expense.

The net interest spread decreased by 17 basis points to 3.52% for the nine months ended September 30, 2014 from 3.69% for the nine months ended September 30, 2013. The net interest margin decreased by 20 basis points between these periods from 3.94% for the nine months ended September 30, 2013 to 3.74% for the nine months ended September 30, 2014. The decrease in the interest rate spread and the net interest margin in 2014 compared to the same period in 2013 was due to a decrease of 23 basis points in the yield on our interest-earning assets that exceeded a decrease of six basis points in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 23 basis points to 4.53% for the nine months ended September 30, 2014 from 4.76% for the nine months ended September 30, 2013 and the cost of our interest-bearing liabilities decreased by six basis points to 1.01% for the nine months ended September 30, 2014 from 1.07% for the nine months ended September 30, 2013. The decrease in the yield on our interest-earning assets was due to a decrease in the yield on loans receivable, offset by increases in the yield on securities and other interest-earning assets. The decrease in the cost of our interest-bearing liabilities was due to a decrease in the cost of borrowed money, offset by an increase in the cost of interest-bearing deposits.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$388,934	$14,250	4.89%	$342,571	$13,627	5.30%
Securities	9,468	215	3.03	11,772	255	2.89
Other interest-earning assets	27,955	16	0.08	34,821	9	0.03
Total interest-earning assets	426,357	14,481	4.53	389,164	13,891	4.76
Allowance for loan losses	(4,116)			(4,403)
Non-interest-earning assets	48,701			49,606
Total assets	$470,942			$434,367

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$63,062	$170	0.36%	$62,217	$163	0.35%
Savings and club accounts	85,609	352	0.55	82,638	331	0.53
Certificates of deposit	165,238	1,875	1.51	147,755	1,713	1.55
Total interest-bearing deposits	313,909	2,397	1.02	292,610	2,207	1.01

Borrowings	19,974	125	0.83	7,070	192	3.62
Total interest-bearing liabilities	333,883	2,522	1.01	299,680	2,399	1.07

Noninterest-bearing demand	25,539			22,331
Other liabilities	8,039			7,504
Total liabilities	367,461			329,515

Stockholders’ equity	103,481			104,852
Total liabilities and
Stockholders’ equity	$470,942			$434,367
Net interest income		$11,959			$11,492
Interest rate spread			3.52%			3.69%
Net interest margin			3.74%			3.94%
Net interest-earning assets	$92,474			$89,484
Average interest-earning assets to
average interest-bearing liabilities	127.70%			129.86%

Total interest income increased by $590,000, or 4.2%, to $14.5 million for the nine months ended September 30, 2014, from $13.9 million for the nine months ended September 30, 2013. Interest income on loans increased by $623,000, or 4.6%, to $14.3 million for the nine months ended September 30, 2014 from $13.6 million for the nine months ended September 30, 2013 as a result of an increase of $46.4 million, or 13.5%, in the average balance of the loan portfolio to $388.9 million for the nine months ended September 30, 2014 from $342.6 million for the nine months ended September 30, 2013 as originations outpaced repayments. The increase in the average balance of the loan portfolio was offset by a decrease of 41 basis points in the average yield on loans to 4.89% for the nine months ended September 30, 2014 from 5.30% for the nine months ended September 30, 2013. The decrease in the average yield on loans was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio.

Interest income on securities decreased by $40,000, or 15.7%, to $215,000 for the nine months ended September 30, 2014 from $255,000 for the nine months ended September 30, 2013. The decrease was primarily due to a decrease of $2.3 million, or 19.6%, in the average balance of securities to $9.5 million for the nine months ended September 30, 2014 from $11.8 million for the nine months ended September 30, 2013, offset by an increase of 14 basis points in the average yield on securities to 3.03% for the nine months ended September 30, 2014 from 2.89% for the nine months ended September 30, 2013. The decrease in the average balance was due to the principal repayments on investment securities, offset by an increase in FHLB New York stock. The increase in the yield was due to dividends from FHLB New York stock that yielded approximately 4.0% and an increase in FHLB New York stock as a percentage of total investment securities.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $7,000, or 77.8%, to $16,000 for the nine months ended September 30, 2014 from $9,000 for the nine months ended September 30, 2013. The increase was primarily due to an increase of five basis points in the average yield on other interest-earning assets to 0.08% for the nine months ended September 30, 2014 from 0.03% for the nine months ended September 30, 2013, offset by a decrease of $6.9 million or 19.7%, in the average balance of interest-earning assets to $28.0 million for the nine months ended September 30, 2014 from $34.8 million for the nine months ended September 30, 2013. The increase in interest income on interest-earnings deposits was also due to an increase in the average balance of higher yielding certificates of deposit at other financial institutions, offset by a decrease in the average balance of interest-earning deposits maintained at the FHLB and Federal Reserve Bank of New York.

Total interest expense increased by $123,000, or 5.1%, to $2.5 million for the nine months ended September 30, 2014 from $2.4 million for the nine months ended September 30, 2013. Interest expense on deposits increased by $190,000, or 8.6%, to $2.4 million for the nine months ended September 30, 2014 from $2.2 million for the nine months ended September 30, 2013. The increase in the interest expense on deposits was a result of an increase of $21.3 million, or 7.3%, in the average balance of interest bearing deposits to $313.9 million for the nine months ended September 30, 2014 from $292.6 million for the nine months ended September 30, 2013. The increase in the interest expense on deposits was also a result of an increase of one basis point in the average cost of interest-bearing deposits to 1.02% for the nine months ended September 30, 2014 from 1.01% for the nine months ended September 30, 2013.

The interest expense of our interest-bearing demand deposits increased by $7,000, or 4.3%, to $170,000 for the nine months ended September 30, 2014 from $163,000 for the nine months ended September 30, 2013. The increase in interest expense in our interest-bearing demand deposits was due to an increase of $845,000, or 1.4%, in the average balance of our interest-bearing demand deposits to $63.1 million for the nine months ended September 30, 2014 from $62.2 million for the nine months ended September 30, 2013 and an increase of one basis point in the average interest cost to 0.36% for the nine months ended September 30, 2014 from 0.35% for the nine months ended September 30, 2013 as we continued to offer competitive interest rates to generate deposits.

The interest expense of our interest-bearing savings and club deposits increased by $21,000, or 6.3%, to $352,000 for the nine months ended September 30, 2014 from $331,000 for the nine months ended September 30, 2013. The increase in interest expense in our interest-bearing savings and club deposits was due to an increase of $3.0 million, or 3.6%, in the average balance of our interest-bearing savings and club deposits to $85.6 million for the nine months ended September 30, 2014 from $82.6 million for the nine months ended September 30, 2013. The increase in interest expense in our interest-bearing savings and club deposits was also due to a two basis point increase in the average interest cost to 0.55% for the nine months ended September 30, 2014 from 0.53% for the nine months ended September 30, 2013 as we continued to offer competitive interest rates to generate deposits.

The interest expense of our interest-bearing certificates of deposit increased by $162,000, or 9.5%, to $1.9 million for the nine months ended September 30, 2014 from $1.7 million for the nine months ended September 30, 2013. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $17.5 million, or 11.8%, in the average balance of our interest-bearing certificates of deposit to $165.2 million for the nine months ended September 30, 2014 from $147.8 million for the nine months ended September 30, 2013. The increase in our interest-bearing certificates of deposit was due to management’s decision to continue offering competitive interest rates to generate deposits through a non-broker nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was offset by a four basis point decrease in the average interest cost on such certificates to 1.51% for the nine months ended September 30, 2014 from 1.55% for the nine months ended September 30, 2014. The decrease in the average interest cost of our interest-bearing certificates of deposit was due to the re-pricing of maturing certificates of deposit and the acquisition of competitively priced interest-bearing certificates of deposit through a non-broker nationwide certificate of deposit listing service.

Interest expense on borrowings decreased by $67,000, or 34.9%, to $125,000 for the nine months ended September 30, 2014 from $192,000 for the nine months ended September 30, 2013. The decrease in interest expense on borrowings was due to a decrease of 279 basis points in the cost of borrowed money to 0.83% for the nine months ended September 30, 2014 from 3.62% for the nine months ended September 30, 2013 due primarily to the maturity and repayment of higher costing FHLB advances during the nine months ended September 30, 2014 and new lower costing FHLB advances obtained in December 2013 and the nine months ended September 30, 2014. The decrease in interest expense on borrowings was partially offset by an increase of $12.9 million, or 182.5%, in the average balance of borrowed money to $20.0 million for the nine months ended September 30, 2014 from $7.1 million for the nine months ended September 30, 2013.

Allowance for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013.

	Nine Months
	Ended September 30,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$4,015	$4,646
Provision (credit) for loan losses	(208)	(554)
Charge-offs	(621)	(105)
Recoveries	665	27
Net recovery (charge-offs)	44	(78)
Allowance at end of period	$3,851	$4,014

We recorded provisions (credit) for loan losses of ($208,000) and ($554,000) for the nine-month periods ended September 30, 2014 and 2013, respectively. We charged-off $621,000 against two non-performing multi-family mortgage loans, one mixed-use mortgage loan, one non-residential mortgage loan, and one foreclosed multi-family mortgage loan during the nine months ended September 30, 2014 compared to charge-offs of $105,000 against two non-performing non-residential mortgage loans during the nine months ended September 30, 2013. We recorded recoveries of $665,000 during the nine months ended September 30, 2014 compared to recoveries of $27,000 during the nine months ended September 30, 2013.

The reduction in the allowance for loan losses was also due to the Company’s decision to revise the methodology used to calculate the historical loss factor. The Company has revised the historical loss look back period from three to two years as a result of the Company’s determination that the Company’s historical loss charge-offs from 2009 to 2012 was a result of the recent economic recession, that the bulk of the loss charge-offs from 2009 to 2012 occurred in 2012, that there has not been a significant amount of loss charge-offs during the past two years, and that the Company’s loan portfolio has weathered the recession with no further anticipated significant loss charge-offs. The Company’s allowance for loan losses at September 30, 2014 would have been $176,000 larger and the provision (credit) for loan losses recognized for the nine months ended September 30, 2014 would have been $176,000 lower without the change in the methodology.

Non-interest Income. Non-interest income decreased by $91,000, or 6.1%, to $1.4 million for the nine months ended September 30, 2014 from $1.5 million for the nine months ended September 30, 2013. The decrease was primarily due to decreases of $130,000 in other loan fees and service charges and $16,000 in earnings on bank owned life insurance, partially offset by increases of $53,000 in advisory fee income generated by our wealth management division and $2,000 in other non-interest income. The decrease in other loan fees and service charges was due to decreases of $66,000 in mortgage broker fee income, $40,000 in loan fee income, and $11,000 in loan late charges. The increase in advisory fee income from our wealth management division was due to an increase in assets under management.

Non-interest Expense. Non-interest expense decreased by $181,000, or 1.5%, to $12.1 million for the nine months ended September 30, 2014 from $12.3 million for the nine months ended September 30, 2013. The decrease resulted primarily from decreases of $334,000 in impairment loss on goodwill, $114,000 in other non-interest expense, $64,000 in equipment expenses, $44,000 in real estate owned expenses, and $6,000 in advertising expense, offset by increases of $249,000 in salaries and employee benefits, $95,000 in FDIC insurance expense, $31,000 in outside data processing expenses, and $6,000 in occupancy expense.

The Company did not have any impairment loss on goodwill for the nine months ended September 30, 2014. During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment of $227,000 previously recorded in 2012 was necessary. As a result, an additional impairment charge of $334,000 was recognized for the nine months ended September 30, 2013. The goodwill was recorded in connection with the Hayden Financial Group acquisition in 2007. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.

Other non-interest expense decreased by $114,000, or 4.1%, to $2.7 million in 2014 from $2.8 million in 2013 due mainly to decreases of $218,000 in legal fees, $52,000 in directors, officers and employee expenses, $48,000 in directors compensation, and $14,000 in office supplies and stationery, offset by increases of $71,000 in audit and accounting fees, $66,000 in service contracts, $59,000 in telephone expenses, $13,000 in miscellaneous other non-interest expenses, and $8,000 in insurance expenses. The decrease in legal fees was due primarily to the Company’s decision to capitalize certain legal fees. The decrease in directors, officers and employee expenses was due to efforts to contain expense. The increase in audit and accounting fees was due to an increase in services provided by our independent and contract internal auditors.

Equipment expense decreased by $64,000, or 13.6%, to $405,000 in 2014 from $469,000 in 2013 due to decreases in the purchases of additional equipment and continued efforts to contain expenses. Real estate owned expense decreased by $44,000, or 13.8%, to $274,000 in 2014 from $318,000 in 2013 due primarily to a loss of $51,000 on the sale of a real estate owned during the nine months ended September 30, 2013. Advertising expense decreased by $6,000, or 14.0%, to $37,000 in 2014 from $43,000 in 2013 due to continued efforts to contain expenses. Salaries and employee benefits, which represented 53.3% of the Company’s non-interest expense during the nine months ended September 30, 2014, increased by $249,000, or 4.0%, to $6.4 million in 2014 from $6.2 million in 2013 due to the staffing of the Rockland County, New York loan production office, offset by a reduction in the number of full time equivalent employees to 98 at September 30, 2014 from 102 at September 30, 2013. The reduction in staff occurred in the wealth management department, branch operations, lending operations and headquarters support personnel as part of a continued effort to contain expenses.

FDIC insurance expense increased by $95,000, or 35.4%, to $363,000 in 2014 from $268,000 in 2013 due to increases in the Company’s assessment base, offset by a decrease in the quarterly assessment multiplier from 2013 to 2014. Outside data processing expense increased by $31,000, or 3.9%, to $820,000 in 2014 from $789,000 in 2013 due to the addition of the Rockland County, New York loan production office in January 2014 and an upgrade in data services. Occupancy expense increased by $6,000, or 0.5%, to $1.1 million in 2014 from $1.1 million in 2013 due to the addition of the Rockland County, New York loan production office in January 2014.

Income Taxes. Income tax expense increased by $131,000, or 43.4%, to $433,000 for the nine months ended September 30, 2014 from $302,000 for the nine months ended September 30, 2013. The increase resulted primarily from a $211,000 increase in pre-tax income in 2014 compared to 2013. The effective tax rate was 29.2% for the nine months ended September 30, 2014 compared to 23.8% for the nine months ended September 30, 2013. The increase in the effective tax rate was primarily due to the decreased portion of pre-tax income during 2014 attributed to tax-exempt earnings on bank-owned life insurance.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At	At
	September 30, 2014	December 31, 2013
	(Dollars in thousands)

Non-accrual loans	$8,731	$4,666
Loans past due 90 days or more and accruing	—	—
Total non-performing loans	8,731	4,666
Real estate owned	4,047	3,985
Total non-performing assets	12,778	8,651

Accruing troubled debt restructurings	12,196	15,535
Nonaccrual troubled debt restructurings	2,545	1,269
Total troubled debt restructurings	14,741	16,804
Less nonaccrual troubled debt restructurings in total nonaccrual loans	2,545	1,269

Total troubled debt restructurings and non-performing assets	$24,974	$24,186
Total non-performing loans to total loans	2.09%	1.26%
Total non-performing assets to total assets	2.54%	1.89%
Total non-performing assets and troubled
debt restructurings to total assets	4.97%	5.28%

The non-accrual loans at September 30, 2014 consisted of 10 loans in the aggregate, comprised of two multi-family mortgage loans, two mixed-use mortgage loans, four non-residential mortgage loans, and two commercial and industrial loans.

Non-performing loans increased by $4.1 million, or 87.1%, to $8.7 million as of September 30, 2014 from $4.6 million as of December 31, 2013. The increase in non-performing loans was primarily due to the addition of two non-performing commercial and industrial loans totaling $2.5 million, two non-performing non-residential mortgage loans totaling $2.3 million, two non-performing multi-family mortgage loans totaling $897,000, one non-performing mixed-use mortgage loan totaling $230,000, and payments made by the Company for real estate taxes, water and sewer charges totaling $120,000 on properties secured by the non-performing mortgage loans, partially offset by the conversion from non-performing to performing status of one non-residential mortgage loan totaling $823,000, the satisfaction of one non-residential mortgage loan totaling $789,000 and two commercial and industrial loans totaling $85,000, and the charge-off of $325,000 for one mixed-use mortgage loan.

The two non-accrual multi-family mortgage loans totaled $897,000 at September 30, 2014 and consisted primarily of the following mortgage loans:

(1)	An outstanding balance of $694,000 secured by a 23 unit apartment building. We classified this loan as substandard. The Company has commenced a foreclosure action. We are evaluating the options currently available to us.

(2)	An outstanding balance of $204,000 secured by a six unit apartment building. We classified this loan as substandard. The Company has commenced a foreclosure action. We are evaluating the options currently available to us.

The two non-accrual mixed-use mortgage loans totaled $2.2 million at September 30, 2014 and consisted primarily of the following mortgage loans:

(1)	An outstanding balance of $2.0 million, net of charge-off of $325,000, secured by three separate buildings with 25 apartment units and office spaces. We classified this loan as substandard. We acquired the property as real estate owned via a receiver sale on October 3, 2014 and we have retained a management company to operate the property. We plan to renovate the property and will evaluate the options currently available to us. Prior to the receiver sale, the Court appointed a forensic accountant who is still reviewing the books and records of the borrowing entity and managing partner.

(2)	An outstanding balance of $230,000 secured by two apartments above a full service gas station. We classified this loan as special mention. We are negotiating with the borrower to bring the loan current.

The four non-accrual non-residential mortgage loans totaled $3.1 million at September 30, 2014 and consisted primarily of the following mortgage loans:

(1)	An outstanding balance of $2.1 million secured by an office building. We classified this loan as substandard. We acquired the property via a deed-in-lieu of foreclosure in November 2014. The Company has retained a property management company to operate the property. Upon minor renovation and lease-up of the property, the Company will market the property for sale. We do not anticipate any loss due to the projected positive cash flow from the property.

(2)	An outstanding balance of $448,000, net of charge-off of $400,000, secured by a strip shopping center and warehouse. We classified this loan as substandard. The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The borrower is marketing the property for sale.

(3)	An outstanding balance of $348,000, secured by a building housing auto repair and auto rental facilities. We classified this loan as substandard. We acquired the property as real estate owned via a foreclosure sale on October 17, 2014. We have a contract to sell the property and we expect to close the sale by the end of 2014.

(4)	An outstanding balance of $204,000, secured by a restaurant and seafood market. We classified this loan as substandard. The Company has commenced a foreclosure action. We are evaluating the options currently available to us.

The two non-accrual commercial and industrial loans totaled $2.5 million at September 30, 2014 and consisted primarily of the following loans:

(1)	Two loans with an aggregate balance of $2.5 million, consisting of a line of credit with an outstanding balance of $1.4 million and remaining available line of credit of $76,000 and a term loan with an outstanding balance of $1.1 million. The loans are secured by the assets of a construction company. The Company is working with the borrower and the borrower’s surety bonding company to cure the delinquencies and/or satisfy the loans.

Based on current appraisals and/or fair value analyses of these properties, the Company does not anticipate any losses beyond the amounts already charged off.

At September 30, 2014, we owned one foreclosed property with a net balance of $4.0 million consisting of an office building located in New Jersey. The property was most recently appraised in November 2013 for $4.3 million. The Company plans to renovate the property shortly to attract more tenants. Upon completion of the renovation, the Company will order an updated appraisal. The Company’s managing agent is operating and marketing the building for additional tenants and sale. The Company won a $1.7 million judgment in July 2014 against the former borrower whereby the judgment protects the Company in the event of a loss on the sale of the property.

The Company acquired and sold one foreclosed multi-family property in the quarter ended September 30, 2014 resulting in a charge-off of $188,000 against the allowance for loan losses.

TROUBLED DEBT RESTRUCTURED LOANS

There were no loans modified that were deemed to be TDRs during the three and nine months ended September 30, 2014. As of September 30, 2014, none of the loans that were modified during the previous twelve months had defaulted in the three and nine month period ended September 30, 2014.

The following tables show the activity in TDR loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total
	(in thousands)

Balance at December 31, 2013	$6,419	$10,385	$—	$—	$—	$16,804
Additions	—	100	—	—	—	100
Repayments	(49)	(50)	—	—	—	(99)
Transfer to real estate owned	(2,151)					(2,151)
Amortization of TDR reserves	13	74	—	—	—	87
Balance - September 30, 2014	$4,232	$10,509	$—	$—	$—	$14,741
Related allowance	$—	$—	$—	$—	$—	$—

There were no charge-offs of loans classified as TDRs in the three and nine months ended September 30, 2014. Additions for the period consist of real estate taxes and similar items paid to protect the collateral position of the Company.

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

The following tables show the activity in TDR loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total
	(in thousands)

Balance at December 31, 2012	$6,444	$6,989	$—	$—	$—	$13,433
Additions	251	3,291	—	—	—	3,542
Repayments	(9)	(32)	—	—	—	(41)
Amortization of TDR reserves	40	110	—	—	—	150
Balance - September 30, 2013	$6,726	$10,358	$—	$—	$—	$17,084
Related allowance	$—	$—	$—	$—	$—	$—

There were no charge offs against loans classified as TDRs in the three and nine months ended September 30, 2013. Additions for the period consist of four non-residential mortgage loans and one residential mortgage loan that were modified and real estate taxes and similar items paid to protect the collateral position of the Company.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $33.3 million at September 30, 2014 and consisted primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. The Company can also borrow an additional $72.3 million from the FHLB of New York and $8.0 million from ACBB to provide additional liquidity.

At September 30, 2014, we had $83.6 million in loan commitments outstanding, consisting of $32.9 million in unused loans in process, $28.2 million in unused commercial and industrial loan lines of credit, $19.7 million of real estate loan commitments, $2.7 million in unused real estate equity lines of credit, and $119,000 in consumer lines of credit. Certificates of deposit due within one year of September 30, 2014 totaled $63.6 million. This represented 35.0% of certificates of deposit at September 30, 2014. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before September 30, 2014. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At September 30, 2014, we had the ability to borrow $72.3 million, net of $27.1 million in outstanding advances, from the FHLB of New York. At September 30, 2014, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

During the quarter ended September 30, 2014, the Company became a member of ACBB, a banker’s bank, in order to provide the Company with an additional source of correspondent services that includes the ability to borrow $8.0 million from ACBB via a line of credit. The Company has thus far not utilized this line of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At September 30, 2014, the Company had liquid assets of $11.4 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three and nine months ended September 30, 2014 and the year ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at September 30, 2014 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
				as % of
	Net Portfolio Value			Portfolio Value of
	(Dollars in thousands)			Assets
Basis Point (“bp”)	$	$	%	NPV
Change in Rates	Amount	Change	Change	Ratio	Change
400	$110,254	$(10,769)	(8.90)%	23.29%	(22) bp
300	113,554	(7,469)	(6.17)%	23.53%	2 bp
200	116,329	(4,694)	(3.88)%	23.60%	9 bp
100	118,448	(2,575)	(2.13)%	23.55%	4 bp
0	121,023			23.51%
(100)	127,915	6,892	5.69%	24.24%	73 bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additionally, on February 21, 2014, Stilwell moved to disqualify the Company’s counsel, which represents the Company, the individual directors, and MHC in this litigation.  Stilwell argued that he was suing the directors and MHC on behalf of the Company and thus that there was a conflict of interest among the defendants that required the Company to have separate counsel.  The defendants opposed the motion on March 7, 2014.  Stilwell filed a reply on March 13, 2014.  The Court held oral argument on April 9, 2014, and denied the disqualification motion. Plaintiff appealed and filed its opening brief on July 1, 2014, which was docketed on July 7, 2014. Defendant’s opposition was filed on August 6, 2014. Plaintiffs’ reply brief was filed on August 15, 2014. The parties are waiting a decision on that appeal.

On July 3, 2014, Salvatore Randazzo, a former director of the MHC, the Company and the Bank, retained separate counsel to represent him in the litigation.

The parties have completed fact discovery, including fact witness depositions and document production, and have begun expert discovery.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
39

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: November 14, 2014	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Donald S. Hom
Donald S. Hom
Executive Vice President and Chief Financial Officer

