Form 10-K
period 2014-12-31
NORTHEAST COMMUNITY BANCORP INC
filed 2015-03-31
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $32.0 million.

The number of shares outstanding of the registrant’s common stock as of March 6, 2015 was 12,279,302.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area and our lending territory. We attract deposits from the general public and use those funds to originate multi-family residential and mixed-use real estate and non-residential loans, which we hold for investment. We have been originating multi-family, mixed-use and non-residential real estate loans for over 80 years. In 2007, we established a new commercial and industrial loan department and have increased this portfolio from no commercial and industrial loans at March 31, 2007 to $61.2 million in commercial and industrial lines of credit committed with $26.6 million drawn and $7.8 million in commercial and industrial term loans at December 31, 2014. In 2012, we began originating construction loans, primarily in the Massachusetts market, that were secured by the construction of multi-family or single family properties. More recently, we expanded our construction lending to Orange and Rockland Counties, New York, secured by the construction of multi-family and residential condominium projects located in New York State. We also expanded our construction lending in New York State, secured by the construction/renovation of mixed-use and multi-family projects located in New York City.

Index

We originate non-owner occupied one- to four-family residential mortgage loans as investment vehicles as an accommodation to develop and/or maintain relationships with our deposit and certain of our multi-family, mixed-use, non-residential, and commercial and industrial loan customers. We offer investment advisory and financial planning services under the name Hayden Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

Available Information

Our website address is www.necb.com. Information on our website should not be considered a part of this Form 10-K.

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

Competition

We face significant competition for the attraction of deposits. The New York and Boston metropolitan areas have a significant concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Over the past 10 years, consolidation of the banking industry in the New York and Boston metropolitan areas has continued, resulting in larger and increasingly efficient competitors. We also face competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 1.00% of the deposits in each of the counties in New York and Massachusetts in which our offices are located.

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

Multi-family and Mixed-use Real Estate Loans. We offer adjustable rate mortgage loans secured by multi-family and mixed-use real estate. These loans are comprised primarily of loans on moderate income apartment buildings located in our lending territory and include, loans on cooperative apartment buildings (in the New York area), and loans for Section 8 multi-family housing. In New York, most of the apartment buildings that we lend on are rent-stabilized. Mixed-use real estate loans are secured by properties that are intended for both residential and business use. We opened our first loan production office (Wellesley, Massachusetts) outside of New York in January 2004 and began at that time to originate multi-family and mixed-use real estate loans in several northeastern states and continue to do so.

We originate a variety of adjustable-rate and balloon multi-family and mixed-use real estate loans. The adjustable-rate loans have fixed rates for a period of up to five years and then adjust every one, two, three or five years thereafter, based on the terms of the loan. Maturities on these loans can be up to 15 years, and typically they amortize over a 20 to 30-year period. Interest rates on our adjustable-rate loans are adjusted to a rate that equals the applicable one-, two-, three- or five-year Federal Home Loan Bank (“FHLB”) of New York or FHLB of Boston advance rate plus a margin. The balloon loans have a maximum maturity of five years. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). Due to the nature of our borrowers and our lending niche, the typical multi-family or mixed-use real estate loan refinances within the first five-year period and, in doing so, generates prepayment penalties ranging from five points to one point of the outstanding loan balance. Under our loan-refinancing program, borrowers who are current under the terms and conditions of their contractual obligations can apply to refinance their existing loans to the rates and terms then offered on new loans after the payment of their contractual prepayment penalties. These refinances are not considered troubled debt restructures.

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

The majority of the multi-family real estate loans in our portfolio are secured by twenty unit to one hundred unit apartment buildings. At December 31, 2014, the majority of our mixed-use real estate loans are secured by properties that are at least 75% residential, but contain some non-residential space.

On December 31, 2014, the largest outstanding multi-family real estate loan had a balance of $8.6 million and was performing according to its terms at December 31, 2014. This loan is secured by a 216 unit apartment complex located in Philadelphia, Pennsylvania. The largest mixed-use real estate loan had a balance of $2.6 million and was performing according to its terms at December 31, 2014. This loan is secured by a mixed-use building with 78 apartment units and one commercial unit located in Waterbury, Connecticut. As of December 31, 2014, the average loan balance in our multi-family and mixed-use portfolio was approximately $665,000.

Non-residential Real Estate Loans. Our non-residential real estate loans are generally secured by office buildings, medical facilities and retail shopping centers that are primarily located within our lending territory.

Our non-residential real estate loans are structured in a manner similar to our multi-family and mixed-use real estate loans, typically at a fixed rate of interest for three to five years and then a rate that adjusts every three to five years over the term of the loan, which is typically 15 years. Interest rates and payments on these loans generally are based on the one-, two-, three- or five-year FHLB of New York or FHLB of Boston advance rate plus a margin. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. Properties securing non-residential real estate loans are appraised by independent appraisers and inspected by us.

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

Our assessment of credit risk and our underwriting standards and procedures for non-residential real estate loans are similar to those applicable to our multi-family and mixed-use real estate loans. In reaching a decision on whether to make a non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing non-residential real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.25x. Phase 1 environmental surveys and property inspections are required for most loans.

Index

At December 31, 2014, we had $82.6 million in non-residential real estate loans outstanding, or 19.4% of total loans. At December 31, 2014, the largest outstanding non-residential real estate loan had an outstanding balance of $6.0 million. This loan is secured by an office building located in New Rochelle, New York and was performing according to its terms at December 31, 2014. At December 31, 2014, the largest outstanding non-residential real estate loan relationship with one borrower was comprised of five loans totaling $6.5 million secured by five office buildings located in the Syracuse, New York area. These five loans were performing according to their terms at December 31, 2014. As of December 31, 2014, the average balance of loans in our non-residential loan portfolio was $861,000.

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

Commercial and Industrial Loans. Continuing our plan to diversify our portfolio, both geographically and by product type, we established a commercial and industrial lending department in March 2007. Interest rates and payments on our commercial and industrial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes. Our commercial and industrial loan portfolio increased from $35.9 million in commercial and industrial lines of credit committed with $18.0 million drawn and $5.7 million in commercial and industrial term loans at December 31, 2011 to $61.2 million in commercial and industrial lines of credit committed with $26.6 million drawn and $7.8 million in commercial and industrial term loans at December 31, 2014. At December 31, 2014, the average balance of loans in our commercial and industrial loan portfolio was $370,000.

At December 31, 2014, the largest commercial and industrial line of credit was a line of credit totaling $9.0 million, with no outstanding balance. This loan is secured by the assets of a construction business.

At December 31, 2014, the largest outstanding commercial and industrial loan and the largest outstanding commercial and industrial line of credit relationship with one borrower was comprised of two lines of credit totaling $8.5 million, with outstanding balances totaling $4.3 million and remaining available lines of credit totaling $4.2 million. One of the lines of credit totaling $5.5 million, with a $4.3 million outstanding balance and a remaining available line of $1.2 million, is the Company’s largest outstanding commercial and industrial line of credit. The two lines of credit serve as a warehousing line of credit for an originator of Small Business Administration guaranteed loans located in New York City and are secured by these Small Business Administration loans.

All the aforementioned commercial and industrial loans were performing according to their terms at December 31, 2014.

Construction Loans. Construction loans are typically for twelve to twenty-four month terms, pay interest only during that period, and are indexed to the prime rate plus a margin. All construction loans are underwritten on an as completed basis and must meet our normal debt service and loan to value ratio requirements. In addition, if construction loans are for condominiums, the project will be evaluated as if they will be rental properties.

Index

We generally require the borrower to contribute a minimum of 50% of the total raw land acquisition cost. If an existing structure is to be demolished, the loan to value will be limited to 70% of the improved land value. To ensure sufficient construction funds are available for a project, we may elect to finance up to 100% of the construction costs, which includes a 10% contingency, in an amount not to exceed 75% of the “as complete” appraised value. We also require the borrower to submit various construction documentations, including but not necessarily limited to cost estimates, property surveys, approved building plans and specifications, and approved building permits. As a project progresses and the borrower requests funds to continue the project, we require an engineer consultant to inspect the project to verify that the work has been completed prior to disbursing the funds sought.

At December 31, 2014, we had three construction loan participations that we purchased in August 2007 that subsequently converted into permanent loans in 2012 with an aggregate outstanding balance of $6.1 million at December 31, 2014. This balance represents our 25% participation ownership in the loans, which are secured by a hotel. As of December 31, 2014, these loans were current and performing in accordance with their modified terms.

In 2012, we entered the Massachusetts construction market by originating construction loans secured by the construction of multi-family and single family properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers. In the same manner, during the latter part of 2013 we entered the New York construction market by originating construction loans secured by the construction of multi-family and residential condominium properties located in New York State.

Construction loans in Orange and Rockland Counties of New York consist primarily of loans to construct small contemporary townhouse-style condominium buildings containing six units and small rental buildings containing six to 40 units built by local builders/community leaders.

Construction loans in New York City consist primarily of loans for renovation and/or gut rehabilitation of small mixed-use and multi-family properties containing six to 20 units for purposes of re-marketing the properties to higher rental income.

At December 31, 2014, our construction loan portfolio consisted of 69 loans totaling $46.6 million, net of loans in process of $41.5 million and are comprised of five Massachusetts construction loans with an aggregate balance of $1.6 million, net of loans in process of $968,000, and 64 New York construction loans with an aggregate balance of $45.0 million, net of loans in process of $40.5 million. All 69 construction loans were performing according to their terms at December 31, 2014. The average balance of loans in our construction loan portfolio was $675,000 at December 31, 2014.

Consumer Loans. We offer personal loans, loans secured by savings accounts or certificates of deposit (share loans), and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. At December 31, 2014, our portfolio of consumer loans was $142,000, or 0.03% of total loans.

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

Index

In reaching a decision on whether to make a multi-family, mixed-use or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to non-residential real estate properties, we also consider the term of the lease and the quality of the tenants. An appraisal of the real estate used as collateral for the real estate loan is also obtained as part of the underwriting process. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of at least 1.25x. In underwriting these loans, we take into account projected increases in interest rates in determining whether a loan meets our debt service coverage ratios at the higher interest rate under the adjustable rate mortgage. Environmental surveys and property inspections are utilized for most loans.

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

Construction Loans. In past years, we had purchased participation interests in loans to finance the construction of multi-family, mixed-use and non-residential buildings. Due to market conditions, we discontinued purchasing participation interests in construction loans in 2009. In 2012, we entered the Massachusetts construction market by originating construction loans secured by single family residential, non-residential, and condominium buildings and continue to make such loans today. We also entered the New York construction market during the latter part of 2013 by originating construction loans secured by the construction or renovation/gut rehabilitation of mixed-use, multi-family and residential condominium properties located in New York State.

Construction financing affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does residential mortgage loans. However, construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. We have sought to minimize this risk by limiting the amount of construction loans outstanding at any time and by spreading the loans among multi-family, mixed-use and non-residential projects. In connection with construction loans that convert to permanent loans with us, we underwrite these loans using the same underwriting standards as our multi-family, mixed-use and non-residential real estate loans. If we do not offer permanent financing to the borrower, we minimize risks by requiring the borrower in most cases to obtain permanent financing from another financial institution.

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

Index

In the Massachusetts market area, the primary source of mortgage loan originations are from personal contacts by our loan officers, referrals from existing customers and advertising. We generally retain for our portfolio all of the loans that we originate in the Massachusetts market area.

During 2014, we continued our policy of not purchasing participation interests in loans to finance the construction of multi-family, mixed-use and non-residential properties. The Company may be a participant in some of the Bank’s construction loans from time to time. For the year ended December 31, 2014, the Company held participations in construction loans originated by the Bank for an aggregate balance of approximately $1.5 million.

Commercial and Industrial Loan Originations. We originate commercial and industrial loans from contacts made by our commercial loan officers in New York and Massachusetts. Our commercial and industrial lending department does not utilize the services of loan brokers.

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

Mortgage and Construction Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Prior to December 2012, the board granted the Loan Committee (which is comprised of the chief executive officer, president, chief financial officer, and chief lending officer) with loan approval authority for mortgage loans up to $2.0 million. Mortgage loans in amounts greater than $2.0 million were approved by the Loan Committee and a majority of the non-employee directors. At each monthly meeting of the board of directors, the board ratifies all commitments issued, regardless of size.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the FHLB of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2014.

Index

At December 31, 2014, our interest-bearing deposits, securities, and short-term investments totaled $39.1 million and consisted primarily of $18.0 million in interest earning deposits with Atlantic Community Bankers Bank (“ACBB”), $8.9 million in interest earning deposits with the FHLB of New York, $5.4 million in mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $3.4 million in the Federal Reserve Bank of New York, $1.9 million in FHLB of New York common stock, $1.2 million in collateralized mortgage obligations issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, $150,000 in short-term certificates of deposits at other financial institutions, $82,000 at a financial institution, and $70,000 in ACBB common stock. At December 31, 2014, we had no investments in callable securities.

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

At December 31, 2013 and December 31, 2014, we had $980,000 and $986,000, respectively, in certificates of deposits that are fully-insured brokered deposits as defined in the FDIC call report instructions. These certificates of deposits were obtained from one of our retail depositors and then transferred into the Certificate of Deposit Account Registry Service (“CDARS”) Network in order to obtain full FDIC insurance coverage for our customer. These types of deposits are known in the CDARS Network as reciprocal deposits.

At December 31, 2013 and December 31, 2014, we had $9.7 million and $38.9 million, respectively, in certificate of deposits that we obtained through the posting of our certificate of deposits interest rates through a nationwide listing service. These certificates of deposits were obtained from financial institutions throughout the country and are not considered brokered deposits.

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

Borrowings. We may utilize advances from the FHLB of New York to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a bank’s net worth or on the FHLB’s assessment of the bank’s creditworthiness.

Index

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

Personnel

As of December 31, 2014, we had 94 full-time employees and two part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Northeast Community Bancorp’s only subsidiary is Northeast Community Bank. The Bank has two wholly owned subsidiaries, New England Commercial Properties LLC, a New York limited liability company, and NECB Financial Services Group LLC, a New York limited liability company.

New England Commercial Properties LLC was formed in October 2007 to facilitate the purchase or lease of real property by the Bank and to hold real estate owned acquired by the Bank through foreclosure or deed-in-lieu of foreclosure. As of December 31, 2014, New England Commercial Properties LLC had no assets other than title to a foreclosed multi-family property located in Newark, New Jersey, a foreclosed office building located in Lawrenceville, New Jersey, a foreclosed office building located in Pittsburgh, Pennsylvania, a foreclosed mixed-use property located in Peabody, Massachusetts, a foreclosed building housing auto repair and auto rental facilities located in Brockton, Massachusetts, and a foreclosed multi-family property located in Bristol, Connecticut. The multi-family property located in Connecticut was subsequently sold in February 2015 at a gain of $5,000.

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

Index

As of December 31, 2014, the Bank was deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met or exceeded all capital adequacy requirements under Basel III to be considered well capitalized on a fully phased-in basis if such requirements were currently effective.

Index

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2014 averaged 1.54 basis points of assessable deposits.

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

Community Reinvestment Act

Federal Regulation

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s Community Reinvestment Act rating has been an “Outstanding” for the past 19 years.

New York State Regulation

The Bank is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community (the “NYCRA”). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the NYDFS to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. Although the NYDFS conducted an examination of the Bank in June 2014 to determine the Bank’s NYCRA rating, the NYDFS has not yet disclosed the Bank’s NYCRA rating.

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

Index

On December 16, 2014, the MHC received notice from the Federal Reserve Board that it did not object to the waiver of dividends to be paid by the Company in the twelve months following MHC member approval of the dividend waiver, which occurred on November 25, 2014.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of Northeast Community Bancorp, MHC, Northeast Community Bancorp and Northeast Community Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Kenneth A. Martinek	Chief Executive Officer of the MHC, the Company and the Bank

Jose M. Collazo	President and Chief Operating Officer of the MHC, the Company and the Bank

Donald S. Hom	Executive Vice President, Chief Financial Officer and Treasurer of the MHC, the Company and the Bank

Index

ITEM 1A.	RISK FACTORS

Our non-performing assets could expose us to increased risk of loss, which may negatively affect our earnings.

Our non-performing assets have remained at elevated levels over the past few years primarily as a result of loans made prior to the economic recession. At December 31, 2014, we had total non-performing assets of $13.1 million, or 2.5% of total assets, a $4.4 million increase from December 31, 2013 and a $4.9 million increase from December 31, 2012. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments in real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Northeast Community Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At December 31, 2014, our allowance for loan losses amounted to 0.9% of total loans outstanding and 87.6% of nonperforming loans.

Our recent expansion into construction loans could expose us to increased lending risks.

Our construction loans and our participations in construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness. We have sought to minimize these risks by limiting the amount of construction loans outstanding at any time, by limiting our construction loans to borrowers who have in effect pre-sold their construction project, and by limiting our construction loans to mixed-use, multi-family and single family projects. We have eliminated the risks involved in purchased participation construction loans by no longer engaging in these transactions. At December 31, 2014, $46.6 million, or 10.9%, of our loan portfolio consisted of construction loans.

At December 31, 2014, we had three construction loan participations that we purchased in August 2007 that subsequently converted into permanent loans in 2012 with an aggregate outstanding balance of $6.1 million at December 31, 2014. This balance represents our 25% participation interests in the loans, which are secured by a hotel. We currently do not buy participation interests in construction loans.

Our emphasis on multi-family residential, mixed-use and non-residential real estate lending and our recent expansion into commercial and industrial lending could expose us to increased lending risks.

Our primary business strategy centers on continuing our emphasis on multi-family, mixed-use, and non-residential real estate loans. At December 31, 2014, $332.2 million, or 77.9%, of our loan portfolio consisted of multi-family residential, mixed-use and non-residential real estate loans. As a result, our credit risk profile is generally higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

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

Index

As with loans secured by multi-family, mixed-use and non-residential real estate, commercial and industrial loans tend to be of higher risk than one- to four-family residential mortgage loans. We seek to minimize the risks involved in commercial and industrial lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees, whenever possible. However, the capacity of a borrower to repay a commercial and industrial loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results. At December 31, 2014, $34.4 million, or 8.1%, of our loan portfolio consisted of commercial and industrial loans.

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. Our allowance for loan losses amounted to 0.9% of total loans outstanding and 87.6% of nonperforming loans at December 31, 2014. Our allowance for loan losses at December 31, 2014 may not be sufficient to cover loan losses. A large loss or series of losses could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

We face intense competition both in making loans in our lending territory and attracting deposits in our primary market area. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2014, the most recent date for which information is available from the FDIC, we held approximately 0.01% of the deposits in New York County, New York, approximately 0.56% and 0.12% of the deposits in Bronx and Westchester Counties, New York, respectively, and 0.17%, 0.49%, 0.11% and 0.04% of the deposits in Essex, Plymouth, Norfolk and Middlesex Counties, Massachusetts, respectively. Competition also makes it more difficult to hire and retain experienced employees. Some of the banks with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory.

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

Capital rules generally require insured depository institutions and their holding companies to hold more capital. The impact of these capital rules on our financial condition and operations is uncertain but could be materially adverse.

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

Index

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

The Federal Reserve Board, as successor regulatory agency to the Office of Thrift Supervision for the MHC, has adopted regulations which require the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the regulations require that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends.  For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.

The MHC has received the approval of the Federal Reserve Board to waive dividends paid by the Company during the 12 months following November 25, 2014. It is expected that the MHC will continue to waive future dividends, except to the extent dividends are needed to fund the MHC’s continuing operations, and subject to the ability of the MHC to obtain regulatory approval in the future of its requests to waive dividends.

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

We are dependent on our information technology and telecommunications systems and third-party servicers whereby systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

In addition, we provide our customers with the ability to bank remotely, including over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2.	PROPERTIES

We conduct our business through our main office, a main office annex, eight other full-service branch offices, two loan production offices, and our investment advisory and financial planning services office located in Westport, Connecticut. The following table sets forth certain information relating to these facilities as of December 31, 2014.

	Year	Date of Lease	Owned/
Location	Opened	Expiration	Leased	Net Book Value
	(Dollars in thousands)
Corporate Headquarters and Main Office Annex:
325 Hamilton Avenue	1994	N/A	Owned	$893
White Plains, New York 10601

55 Church Street	2012	3/31/2017	Leased	—
White Plains, New York 10601

Branch Offices and Loan Production Offices:
1470 First Avenue	2006	3/31/2016	Leased	—
New York, NY 10021 (1)

590 East 187th Street	1972	N/A	Owned	397
Bronx, New York 10458

242 West 23rd Street	1996	N/A	Owned/Leased	671
New York, NY 10011 (2)

1751 Second Avenue	1978	9/30/2015	Leased	14
New York, NY 10128

301 North Main Street, Ste. 5	2014	11/30/2018	Leased	—
New City, NY 10956 (3)

87 Elm Street	2009	N/A	Owned	1,461
Danvers, MA 01923

8 No. Park Avenue	2009	N/A	Owned	1,691
Plymouth, MA 02360

35 Edgell Road	2012	N/A	Owned	2,208
Framingham, MA 01701

66 Elm Street	2011	N/A	Owned	940
Danvers, MA 01923 (3)

281 Quincy Avenue	2012	N/A	Owned	2,092
Quincy, MA 02169

Other Properties:
1353-55 First Avenue	1946	2109	Leased	—
New York, NY 10021 (4)

830 Post Road East	2007	7/31/2015	Leased	—
Westport, Connecticut 06880

(1)	The Company has temporarily relocated its branch office at 1353-55 First Avenue to this property due to the sale and renovation of the building located at 1353-55 First Avenue. See footnote 4 below.
(2)	This property is owned by us, but is subject to a 99 year land lease, the term of which expires in 2084.
(3)	Loan production offices.
(4)	In June 2007, the Company sold this building and temporarily relocated its branch office located at 1353-55 First Avenue to 1470 First Avenue, New York, New York, while 1353-55 First Avenue is being renovated. On June 30, 2007, the Bank entered into a 99 year lease agreement for office space on the first floor of the building at 1353-55 First Avenue so that the Bank may continue to operate a branch office at this location after the building has been renovated. The lease will commence upon completion of construction at 1353-55 First Avenue. Construction on the 1353-55 property has begun with a scheduled completion date of mid-2015.

Index

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

On October 31, 2011 a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the MHC and each of the directors of the Company and the MHC as defendants, and against the Company as a nominal defendant. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC. As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. A motion to dismiss the Complaint was filed on December 14, 2011. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012 Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second step conversion or permitting disinterested consideration by new, independent board members of a second step conversion.  Stilwell also asserted claims against the MHC, as majority shareholder of the Company.

The defendants and the Company filed a motion to dismiss on February 1, 2013.  On October 23, 2013, the Court denied the motion to dismiss, holding the Court could not say that Stilwell had not alleged a viable claim, and thus the Court allowed the lawsuit against the Company’s directors and the MHC to proceed. The defendants and the Company appealed that decision to the Supreme Court of the State of New York’s Appellate Division, First Department, (“Appellate Division”) on November 27, 2013. On June 12, 2014, the Appellate Division affirmed the trial court’s decision.

Additionally, on February 21, 2014, Stilwell moved to disqualify the Company’s counsel, which represents the Company, the individual directors, and MHC in this litigation. On December 30, 2014, the New York Supreme Court Appellate Division, First Department, affirmed the trial court’s decision to deny Stilwell’s disqualification motion.

The parties have completed fact discovery and expert discovery. On January 14, 2015, Stilwell filed a certification of readiness for trial. Motions for summary judgment were filed by both parties on March 3, 2015. Oppositions to summary judgment are due March 31, 2015. Replies in support of summary judgment are due April 21, 2015.

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

	Dividends	High	Low
2014:
First Quarter	$0.03	$7.67	$6.55
Second Quarter	0.03	7.44	6.95
Third Quarter	0.03	7.20	6.65
Fourth Quarter	0.03	7.28	6.65

2013:
First Quarter	$0.03	$5.60	$5.25
Second Quarter	0.03	6.79	5.40
Third Quarter	0.03	7.00	6.15
Fourth Quarter	0.03	8.00	7.00

Northeast Community Bancorp, MHC, the Company’s majority stockholder, has waived receipt of all dividends declared by the Company. During 2014, the aggregate amount of dividends waived was $873,000. On a cumulative basis, $6,110,000 of such dividends have been waived through December 31, 2014.

As of February 28, 2015, there were approximately 238 holders of record of the Company’s common stock.

Purchases of Equity Securities

On November 25, 2014, the Company announced that its Board of Directors approved the repurchase for up to 255,123 shares of the Company’s outstanding common stock held by persons other than the MHC. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2014:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Program	Programs

October 1 to October 31	—	—	—	—

November 1 to November 30	—	—	—	—

December 1 to December 31	45,000	$7.07	45,000	210,123
Total	45,000	$7.07	45,000	210,123

Index

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010

	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$515,425	$458,225	$444,224	$489,289	$466,008
Cash and cash equivalents	34,010	31,531	49,242	82,583	44,453
Securities held-to-maturity	6,595	8,444	11,987	16,099	19,858
Securities available-for-sale	40	113	129	149	162
Loans receivable, net	423,445	367,825	333,787	350,894	364,798
Bank owned life insurance	21,113	20,490	19,852	16,736	16,145
Deposits	374,052	325,209	318,120	353,636	326,830
Federal Home Loan Bank advances	30,000	21,000	15,000	20,000	25,000
Total stockholders’ equity	103,810	104,168	103,849	107,065	108,139

Operating Data:
Interest income	$19,948	$18,552	$20,028	$22,151	$24,642
Interest expense	3,444	3,192	3,763	5,177	8,435
Net interest income	16,504	15,360	16,265	16,974	16,207
Provision for loan losses	(208)	(554)	5,623	1,113	3,487
Net interest income after provision for loan losses	16,712	15,914	10,642	15,861	12,720
Gain (loss) on sale of premises, equipment and deposits	—	(1)	(9)	10	1,924
Other non-interest income	1,889	1,990	2,588	1,882	1,718
Non-interest expenses	16,117	16,366	18,036	14,201	13,590
Income (loss) before provision (benefit) for income taxes	2,484	1,537	(4,815)	3,552	2,772
Income tax provision (benefit)	787	400	(2,301)	1,197	904
Net income (loss)	$1,697	$1,137	$(2,514)	$2,355	$1,868
Net income (loss) per share – basic and diluted	$0.14	$0.09	$(0.20)	$0.19	$0.15
Dividends declared per share	$0.12	$0.12	$0.09	$0.12	$0.12

Index

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets	0.35%	0.26%	(0.54)%	0.51%	0.37
Return on average equity	1.64	1.08	(2.35)	2.18	1.72
Interest rate spread (1)	3.56	3.69	3.50	3.53	2.96
Net interest margin (2)	3.78	3.94	3.76	3.89	3.39
Noninterest expense to average assets	3.33	3.76	3.85	3.07	2.67
Efficiency ratio (3)	87.63	94.33	95.71	75.27	68.47
Average interest-earning assets to average interest-bearing liabilities	127.42	130.27	129.46	130.26	124.48
Average equity to average assets	21.52	24.07	22.81	23.37	21.30

Capital Ratios - Bank:
Tangible capital	16.79	18.05	18.39	18.02	18.41
Core capital	16.79	18.05	18.39	18.02	18.41
Total risk-based capital	22.82	24.17	25.38	31.30	29.84

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.89	1.08	1.38	2.07	2.06
Allowance for loan losses as a percent of non-performing loans	87.60	86.05	117.41	36.19	35.07
Net charge-offs to average outstanding loans during the period	0.00	0.03	2.37	0.37	0.67
Non-performing loans as a percent of total loans	1.02	1.26	1.17	5.72	5.87

Other Data:
Number of:
Real estate loans outstanding	575	495	457	449	468
Deposit accounts	11,073	11,304	12,028	12,170	13,042
Offices (4)	13	13	13	10	9

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	At December 31, 2014, includes our main office, a main office annex, our eight other full-service branch office, our future First Avenue, New York office, our two loan production offices, our investment advisory service office in Westport, Connecticut.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Expenses. The non-interest expenses we incur in operating our business consist of salary and employee benefits expenses, occupancy and equipment expenses, advertising expenses, federal insurance premiums and other miscellaneous expenses.

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

Index

Balance Sheet Analysis

Overview. Total assets at December 31, 2014 increased by $57.2 million, or 12.5%, to $515.4 million from total assets of $458.2 million at December 31, 2013. The increase was primarily due to increases of $55.6 million in loans receivable, net, $4.7 million in real estate owned, $2.5 million in cash and cash equivalents, $623,000 in bank owned life insurance, $339,000 in restricted stock, and $186,000 in accrued interest receivable, offset by decreases of $2.3 million in other assets, $2.0 million in certificates of deposits at other financial institutions, $1.8 million in investment securities held-to-maturity, $516,000 in premises and equipment, $73,000 in investment securities available-for-sale, and $61,000 in intangible assets.

The increase in total assets was funded by increases of $48.8 million in deposits, $9.0 million in FHLB advances, and $364,000 in accounts payable and accrued expenses, offset by decreases of $649,000 in advance payments by borrowers for taxes and insurance. As of December 31, 2014, the Company had stockholders equity of $103.8 million, or 20.1% of assets on a consolidated basis.

In 2010, we proactively reduced mortgage origination levels for mixed-use and non-residential real estate loans, based on our unwillingness to offer rates and terms on loan products that, in our opinion, do not accurately reflect the risk associated with particular loan types in the current economic and real estate environment. During the second half of 2011 and into 2014, we began increasing our origination of loans secured by real-estate. In 2012, we commenced the origination of construction loans secured by multi-family and non-residential properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by multi-family residential real estate, mixed-use real estate and non-residential real estate. To a much lesser extent, we originate commercial and industrial and consumer loans. At December 31, 2014, loans receivable, net, totaled $423.4 million, an increase of $55.6 million, or 15.1%, from total loans receivable, net, of $367.8 million at December 31, 2013.

The largest segment of our real estate loans is multi-family residential loans. As of December 31, 2014, these loans totaled $188.0 million, or 44.1% of our total loan portfolio, compared to $188.9 million, or 50.9% of our total loan portfolio at December 31, 2013. As of December 31, 2014, mixed-use loans totaled $61.5 million, or 14.4% of our total loan portfolio, compared to $50.5 million, or 13.6% of our total loan portfolio at December 31, 2013. Non-residential real estate loans totaled $82.6 million, or 19.4% of our total loan portfolio at December 31, 2014, compared to $82.0 million, or 22.1% of our total loan portfolio at December 31, 2013. At December 31, 2014 and 2013, one- to four-family residential real estate loans totaled $13.3 million and $11.8 million, or 3.1% and 3.2% of our total loan portfolio, respectively.

Our originated construction loan portfolio totaled $46.6 million, net of loans in process of $41.5 million, or 10.9% of our loan portfolio at December 31, 2014, compared to $6.6 million, net of loans in process of $10.6 million, or 1.8% of our loan portfolio at December 31, 2013. The increase in construction loans was due to our expansion in the Massachusetts construction market through the origination of construction loans secured by multi-family and single family properties. In addition, in the latter part of 2013 we entered the New York construction market through the origination of construction loans secured by multi-family and residential condominium properties located in New York State. The Bank also hired additional construction lending personnel in the New York construction market and opened a Rockland County, New York loan production office.

Our construction loan portfolio consisted of five Massachusetts construction loans with an aggregate balance of $1.6 million, net of loans in process of $968,000, and 64 New York construction loans with an aggregate balance of $45.0 million, net of loans in process of $40.5 million. All 69 construction loans were performing according to their terms at December 31, 2014. The average balance of loans in our construction loan portfolio was $675,000 at December 31, 2014.

Index

The largest construction project consisted of three loans totaling $7.0 million that had an aggregate outstanding balance of $2.7 million, net of loans in process of $4.4 million, and were performing according to their terms at December 31, 2014. The three loans are secured by the underlying real estate and improvements under construction, which are comprised of four apartment buildings containing 70 units located in Middletown, New York.

The largest outstanding construction loan had a balance of $3.0 million, net of loans in process of $293,000, and was performing according to its terms at December 31, 2014. This loan is secured by the underlying real estate and improvements under construction, which are comprised of three buildings containing 11 condominium units located in Spring Valley, New York.

The largest outstanding construction loan relationship with one borrower was comprised of ten loans totaling $13.1 million, with an outstanding balance of $8.8 million, net of loans in process of $4.3 million, and were performing according to their terms at December 31, 2014.

At December 31, 2014, our commercial and industrial loan portfolio totaled $61.2 million in committed loans, with $34.4 million drawn against such commitments, compared to $51.6 million in committed loans, with $31.3 million drawn against such commitments at December 31, 2013.

We also originate several types of consumer loans consisting of personal consumer loans, loans secured by savings accounts or certificates of deposit (share loans), and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. Consumer loans totaled $142,000 and represented 0.03% of total loans at December 31, 2014 compared to $161,000, or 0.04% of total loans at December 31, 2013.

Index

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Residential Real Estate:
One- to four-family	$13,314	3.12%	$11,752	3.17%	$7,761	2.30%	$627	0.18%	$211	0.06
Multi-family(1)	188,017	44.07	188,923	50.89	178,644	52.88	189,253	52.93	190,042	51.15
Mixed-use(1)	61,546	14.43	50,467	13.60	41,895	12.40	51,229	14.33	55,244	14.87
Total residential real estate loans	262,877	61.62	251,142	67.66	228,300	67.58	241,109	67.44	245,497	66.08

Non-residential real estate (1)	82,622	19.37	81,985	22.09	82,312	24.37	83,602	23.38	100,925	27.16
Total real estate	345,499	80.99	333,127	89.75	310,612	91.95	324,711	90.82	346,422	93.24

Construction (2)	46,607	10.92	6,568	1.77	841	0.25	9,065	2.54	12,913	3.48
Commercial and industrial	34,407	8.06	31,345	8.44	26,274	7.78	23,725	6.64	12,140	3.27

Consumer:
Overdraft lines of credit	34	0.01	32	0.01	34	0.01	44	0.01	48	0.01
Passbook	4	—	11	—	28	0.01	24	0.01	15	—
Consumer	104	0.02	118	0.03	15	—	—	—	—	—
Total consumer	142	0.03	161	0.04	77	0.02	68	0.02	63	0.01
Total loans	426,655	100.00%	371,201	100.00%	337,804	100.00%	357,569	100.00%	371,538	100.00

Net deferred loan costs	606		639		629		722		907
Allowance for losses	(3,816)		(4,015)		(4,646)		(7,397)		(7,647)
Loans, net	$423,445		$367,825		$333,787		$350,894		$364,798

(1)	Includes equity lines of credit that we originate on properties on which we hold the first mortgage.
(2)	Includes $1,457 in loan participations originated by the Bank which are held by the Company at December 31, 2014.

Index

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loans repricing or maturing during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2014
		Non-	Commercial
	Residential	Residential	and		Consumer
	Real Estate	Real Estate	Industrial	Construction	and other	Total

	(In thousands)
One year or less	$18,519	$22,172	$26,747	$46,607	$38	$114,083
More than one year to five years	221,338	53,200	2,769	—	9	277,316
More than five years	23,020	7,250	4,891	—	95	35,256
Total	$262,877	$82,622	$34,407	$46,607	$142	$426,655

The following table sets forth the dollar amount of all loans at December 31, 2014 that are due after December 31, 2015 and have either fixed or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Residential real estate:
One- to four-family	$1,863	$11,422	$13,285
Multi-family	11,394	159,665	171,059
Mixed-use	2,641	57,373	60,014
Non-residential real estate	2,951	57,499	60,450
Construction	—	—	—
Commercial and industrial	7,660	—	7,660
Consumer	104	—	104
Total	$26,613	$285,959	$312,572

Index

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2014	2013	2012	2011	2010

	(In thousands)
Total loans at beginning of period	$371,201	$337,804	$357,569	$371,538	$391,947
Loans originated:
Residential real estate:
One- to four-family	3,002	3,235	9,385	450	—
Multi-family	40,912	44,510	30,745	34,505	5,210
Mixed-use	21,272	14,947	5,863	1,550	—
Non-residential real estate	18,068	9,935	14,597	7,043	420
Construction	76,176	12,904	5,996	—	—
Commercial and industrial	7,901	4,950	5,701	8,728	2,558
Consumer	—	112	16	—	—
Total loans originated	167,331	90,593	72,303	52,276	8,188
Construction loan participation purchased	—	—	—	—	—
Deduct:
Loan principal repayments	111,096	57,091	83,579	62,527	25,979
Charge offs	781	105	8,489	1,375	2,618
Total deductions	111,877	57,196	92,068	63,902	28,597
Other increases (decreases), net	—	—	—	(2,343)	—
Total loans at end of period	$426,655	$371,201	$337,804	$357,569	$371,538

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities, FHLB of New York restricted stock, and ACBB restricted stock. Securities decreased by $1.6 million, or 15.6%, from $10.2 million at December 31, 2013, to $8.6 million at December 31, 2014. The decrease was primarily due to maturities and repayments of $2.0 million, partially offset by an increase in FHLB restricted stock of $269,000, or 16.9%, to $1.9 million at December 31, 2014 from $1.6 million at December 31, 2013 and the purchase of $70,000 in ACBB restricted stock during 2014. The increase in FHLB stock was due to increases in mortgage-related assets and borrowings from the FHLB, which increased the required amount of FHLB stock. The purchase of ACBB stock was due to the addition of ACBB as one of the Company’s correspondent banks. At December 31, 2014 and December 31, 2013, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Mortgage-backed securities - residential	$39	$40	$110	$113	$125	$129

Securities held to maturity:
Mortgage-backed securities - residential	$6,595	$6,805	$8,444	$8,739	$11,987	$12,561
37

Index

The following table sets forth the stated final maturities and weighted average yields of debt securities at December 31, 2014. Certain mortgage-backed securities have adjustable interest rates and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below. At December 31, 2014, mortgage-backed securities with adjustable rates totaled $5.4 million.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$—	—%	$—	—%	$6	1.95%	$33	2.21%	$39	2.17%

Securities held to maturity:
Mortgage-backed securities	$—	—%	$67	2.38%	$156	2.08%	$6,372	3.47%	$6,595	3.43%

Index

Deposits. Our primary source of funds is retail deposit accounts which are comprised of savings accounts, demand deposits and certificates of deposit held primarily by individuals and businesses within our primary market area and non-broker certificates of deposit gathered through a nationwide certificate of deposit listing service. The non-broker certificates of deposits were accepted from banks, credit unions, non-profit organizations and certain corporations in amounts greater than $75,000 and less than $250,000. Although we curtailed the use of the certificate of deposit listing services in 2010, we resumed the use of these services in 2011 by obtaining $10.0 million in non-broker certificates of deposits. In an effort to reduce reliance on these higher cost funds, the Company allowed these non-broker certificates of deposits to mature without renewal in 2012.

We resumed the use of these services in December 2013 through 2014 by obtaining $9.4 million in 2013 and $32.7 million in 2014 in these non-broker certificates of deposits due to a need to increase liquidity to fund loan originations and to diversify the sources of funds. We had maturity and redemption of $746,000 in 2013 and $3.2 million in 2014 in these non-broker certificates of deposits. As a result, these non-broker certificates of deposits have increased to $38.9 million, or 10.4% of total deposits at December 31, 2014 compared to $9.4 million, or 2.9% of total deposits at December 31, 2013.

Deposits increased by $48.8 million, or 15.0%, in the year ended December 31, 2014. The increase in deposits was primarily attributable to efforts by the Company to increase liquidity to fund loan originations and to increase reliance on long term certificates of deposits, business customer-related short term rate sensitive NOW and money market deposits, and business customer-related noninterest bearing demand deposits. This resulted in increases of $29.8 million in certificates of deposits, $12.5 million in NOW and money market deposit accounts, and $8.8 million in non-interest bearing demand deposits, offset by a decrease of $2.2 million in savings accounts.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

NOW and money market deposit accounts	$72,797	19.46%	$60,334	18.55%	$62,868	19.80%
Savings accounts	82,976	22.18	85,156	26.19	84,404	26.50
Non-interest bearing demand deposits	37,088	9.91	28,310	8.70	22,932	7.20
Certificates of deposit	181,191	48.45	151,409	46.56	147,916	46.50

Total	$374,052	100.00%	$325,209	100.00%	$318,120	100.00%

The Company had $986,000 at December 31, 2014 and $980,000 at December 31, 2013 in Certificate of Deposit Account Registry Service (“CDARS”) reciprocal certificates of deposits that were fully-insured brokered deposits as defined in the FDIC call report instructions. The CDARS certificates of deposits were obtained from one retail depositor and then transferred into the CDARS Network in order to obtain full FDIC insurance coverage for our customer. These types of deposits are known in the CDARS Networks as reciprocal deposits.

The following table indicates the amount of certificates of deposit with balances over $100,000 by time remaining until maturity as of December 31, 2014. We do not solicit jumbo certificates of deposit nor do we offer special rates for jumbo certificates. The minimum deposit to open a certificate of deposit ranges from $500 to $2,500.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$5,111
Over three through six months	6,842
Over six through twelve months	21,651
Over twelve months	87,744
Total	$121,348

Index

Borrowings. We may utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements. Advances from the FHLB increased to $30.0 million as of December 31, 2014 from $21.0 million as of December 31, 2013.

The contractual maturities of FHLB advances at December 31, 2014 are as follows:

		Weighted
		Average
	Amount	Interest Rate
Advances maturing in:
One year or less	$27,000	0.37%
After one to two years	3,000	1.03
	$30,000	0.44%

Stockholders’ Equity. Stockholders’ equity decreased by $358,000, or 0.3%, to $103.8 million at December 31, 2014 from $104.2 million at December 31, 2013. The decrease was primarily due to stock repurchases of $1.7 million and cash dividends declared of $577,000, partially offset by comprehensive net income of $1.7 million and $184,000 for ESOP shares earned for the period.

On December 16, 2014, Northeast Community Bancorp, MHC, the Company’s majority stockholder, received notice from the Federal Reserve Board that it did not object to the waiver of dividends paid by the Company in the twelve months following MHC member approval of the dividend waiver, which occurred on November 25, 2014. See “Risk Factors—The amount of dividends we pay on our common stock, if any, may be limited by the ability of NorthEast Community Bancorp, MHC to waive receipt of dividends.”

Results of Operations for the Years Ended December 31, 2014 and 2013

Overview.

	2014	2013	% Change
	(Dollars in thousands)
Net income	$1,697	$1,137	49.25%
Return on average assets	0.35%	0.26%	34.62
Return on average equity	1.64%	1.08%	51.85
Average equity to average assets	21.52%	24.07%	(10.59)

Net income for the year ended December 31, 2014 increased by $560,000, or 49.3%, to $1.7 million from $1.1 million in 2013. The increase was primarily the result of an increase in net interest income and a decrease in non-interest expense, offset by decreases in the credit for loan losses and non-interest income and an increase in income taxes.

Net Interest Income. Net interest income increased by $1.1 million, or 7.4%, to $16.5 million for the year ended December 31, 2014 from $15.4 million for the year ended December 31, 2013. The increase in net interest income resulted from an increase of $1.4 million in interest income that exceeded an increase of $252,000 in interest expense.

The increase in interest income was due to increases in the average balance of our interest earning assets, offset a decrease in the yield of our interest earning assets. The increase in the average balance of our interest earning assets was primarily in loans receivable, offset by decreases in securities and other interest-earning assets. In this regard, the average balance of our interest earning assets increased by $46.4 million, or 11.9%, to $436.5 million for the year ended December 31, 2014 from $390.1 million for the year ended December 31, 2013.

Index

The net interest spread decreased by 13 basis points to 3.56% for the ended December 31, 2014 from 3.69% for the year ended December 31, 2013. The net interest margin decreased by 16 basis points to 3.78% for the year ended December 31, 2014 from 3.94% for the year ended December 31, 2013. The decrease in the net interest rate spread and the net interest margin in 2014 compared to 2013 was due to a decrease in the yield on our interest-earning assets, offset by a decrease in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 19 basis points to 4.57% for the year ended December 31, 2014 from 4.76% for the year ended December 31, 2013 and the cost of our interest-bearing liabilities decreased by six basis points to 1.01% for the year ended December 31, 2014 from 1.07% for the year ended December 31, 2013. The decrease in the yield on our interest earning assets was due to a decrease in the yield on loans receivable, offset by an increase in the yield on securities and other interest-earning assets. The decrease in the cost of our interest-bearing liabilities was due to a decrease in the cost of borrowed money, offset by an increase in the cost of interest-bearing deposits.

Total interest income increased by $1.4 million, or 7.5%, to $20.0 million for the year ended December 31, 2014 from $18.6 million for the year ended December 31, 2013. Interest income on loans increased by $1.4 million, or 7.8%, to $19.6 million for 2014 from $18.2 million for 2013 as a result of an increase in the average balance of loans receivable, offset by a decrease of 31 basis points in the average yield on loans to 4.95% for 2014 from 5.26% for 2013. The average balance of loans receivable increased by $50.5 million, or 14.6%, to $397.0 million at December 31, 2014 from $346.4 million at December 31, 2013. The increase in the average balance of our loans receivable was due to loan originations totaling $167.3 million for 2014 that exceeded loan repayments and charge-offs totaling $111.9 million. The decrease in the yield of our loans receivable was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio.

Interest income on securities decreased by $47,000, or 14.3%, to $282,000 for 2014 from $329,000 for 2013 as a result of a decrease in the average balance of securities, offset by an increase of 13 basis points in the average yield on securities to 3.04% for 2014 from 2.91% for 2013. The average balance of securities decreased by $2.0 million, or 17.9%, to $9.3 million at December 31, 2014 from $11.3 million at December 31, 2013. The decrease in the average balance on our securities was due to the principal repayments on investment securities, offset by an increase in restricted stock. The increase in the yield on our securities was due to dividends from FHLB of New York stock that yielded approximately 4.0% during 2014 and an increase of FHLB of New York stock as a percentage of total investment securities.

Interest income on other interest-earning assets increased by $17,000, or 130.8%, to $30,000 for 2014 from $13,000 for 2013 as a result of an increase of six basis points in the average yield on other interest-earning assets to 0.10% for 2014 from 0.04% for 2013, offset by a decrease in the average balance of other interest-earning assets. The increase in the yield was due to the placement of other interest-earning assets in one of our corresponding banks to generate higher yield. The average balance of other interest-earning assets decreased by $2.1 million, or 6.4%, to $30.3 million at December 31, 2014 from $32.4 million at December 31, 2013. The decrease in the average balance of other interest-earning assets was due to decreases in the average balance of cash equivalents to fund loan originations.

Total interest expense increased by $252,000, or 7.9%, to $3.4 million for the year ended December 31, 2014 from $3.2 million for the year ended December 31, 2013. Interest expense on deposits increased by $336,000, or 11.4%, to $3.3 million for the year ended December 31, 2014 from $3.0 million for the year ended December 31, 2013. During this same period, the average interest cost of deposits increased by two basis points to 1.03% for the year ended December 31, 2014 from 1.01% for the year ended December 31, 2013.

The increase in interest expense on deposits was due to an increase of $28.2 million, or 9.6%, in the average balance of interest-bearing deposits to $320.7 million for the year ended December 31, 2014 from $292.5 million for the year ended December 31, 2013. The increase in the average balance of interest-bearing deposits was due to increases in the average balance of our interest-bearing demand deposits, interest-bearing savings and club accounts, and interest-bearing certificates of deposits. The increase in the average balances of our interest-bearing demand deposits and interest-bearing savings and club accounts was due to the offering of competitive interest rates to generate deposits. The increase in the average balance of our interest-bearing certificates of deposits due to the acquisition of competitively priced interest-bearing certificates of deposit through a non-broker nationwide certificate of deposit listing service.

Index

The interest expense of our interest-bearing demand deposits increased by $32,000, or 14.6%, to $251,000 for the year ended December 31, 2014 from $219,000 for the year ended December 31, 2013. The increase in interest expense in our interest-bearing demand deposits was due to an increase of $3.2 million, or 5.2%, in the average balance of our interest-bearing demand deposits to $65.4 million for the year ended December 31, 2014 from $62.2 million for the year ended December 31, 2013. The increase in interest expense on our interest-bearing demand deposits was also due to a three basis point increase in the average interest cost to 0.38% for the year ended December 31, 2014 from 0.35% for the year ended December 31, 2013 as we continued to offer competitive interest rates to generate deposits.

The interest expense of our interest-bearing savings and club deposits increased by $24,000, or 5.4%, to $469,000 for the year ended December 31, 2014 from $445,000 for the year ended December 31, 2013. The increase in interest expense in our interest-bearing savings and club deposits was due to an increase of $2.1 million, or 2.5%, in the average balance of our interest-bearing savings and club deposits to $85.1 million for the year ended December 31, 2014 from $83.0 million for the year ended December 31, 2013. The increase in interest expense on our interest-bearing savings and club deposits was also due to a one basis point increase in the average interest cost to 0.55% for the year ended December 31, 2014 from 0.54% for the year ended December 31, 2013 as we continued to offer competitive interest rates to generate deposits.

The interest expense of our interest-bearing certificates of deposit increased by $280,000, or 12.2%, to $2.6 million for the year ended December 31, 2014 from $2.3 million for the year ended December 31, 2013. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $22.9 million, or 15.5%, in the average balance of our interest-bearing certificates of deposit to $170.2 million for the year ended December 31, 2014 from $147.3 million for the year ended December 31, 2013. The increase in our interest-bearing certificates of deposit was due to management’s decision to continue offering competitive interest rates to generate deposits through a non-broker nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was offset by a four basis decrease in the average interest cost on such certificates to 1.51% for the year ended December 31, 2014 from 1.55% for the year ended December 31, 2013. The decrease in the average interest cost of our interest-bearing certificates of deposit was due to the re-pricing of maturing certificates of deposit and the acquisition of competitively priced interest-bearing certificates of deposit through a non-broker nationwide certificate of deposit listing service.

Interest expense on borrowings decreased by $84,000, or 34.9%, to $157,000 for the year ended December 31, 2014 from $241,000 for the year ended December 31, 2013. The decrease in interest expense on borrowings was due to a decrease of 271 basis points in the cost of borrowed money to 0.72% for the year ended December 31, 2014 from 3.43% for the year ended December 31, 2013 due primarily to the maturity and repayment of higher costing FHLB advances from 2013 to 2014 and the origination of new lower costing FHLB advances in the latter part of 2013 and continuing into 2014. The decrease in interest expense on borrowings was partially offset by an increase of $14.9 million, or 212.1%, in the average balance of borrowed money to $21.9 million for the year ended December 31, 2014 from $7.0 million for the year ended December 31, 2013.

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

Index

	Year Ended December 31,
	2014			2013			2012
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$396,950	$19,636	4.95%	$346,449	$18,210	5.26%	$352,912	$19,510	5.53%
Securities	9,283	282	3.04	11,305	329	2.91	15,704	484	3.08
Other interest-earning assets	30,315	30	0.10	32,394	13	0.04	64,399	34	0.05
Total interest-earning assets	436,548	19,948	4.57	390,148	18,552	4.76	433,015	20,028	4.63
Allowance for loan losses	(4,065)			(4,305)			(5,785)
Noninterest-earning assets	49,166			49,535			41,740
Total assets	$481,649			$435,378			$468,970

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$65,421	$251	0.38%	$62,181	$219	0.35%	$92,110	$497	0.54%
Savings and club accounts	85,061	469	0.55	82,976	445	0.54	87,505	558	0.64
Certificates of deposit	170,172	2,567	1.51	147,307	2,287	1.55	138,895	2,150	1.55
Total interest-bearing deposits	320,654	3,287	1.03	292,464	2,951	1.01	318,510	3,205	1.01

Borrowings	21,949	157	0.72	7,033	241	3.43	15,971	558	3.49
Total interest-bearing liabilities	342,603	3,444	1.01	299,497	3,192	1.07	334,481	3,763	1.13

Noninterest-bearing demand	27,213			23,234			19,715
Other liabilities	8,204			7,834			7,814
Total liabilities	378,020			330,565			362,010

Stockholders’ equity	103,629			104,813			106,960
Total liabilities and stockholders' equity	$481,649			$435,378			$468,970
Net interest income		$16,504			$15,360			$16,265
Interest rate spread			3.56%			3.69%			3.50%
Net interest margin			3.78%			3.94%			3.76%
Net interest-earning assets	$93,945			$90,651			$98,534
Interest-earning assets to interest-bearing liabilities	127.42%			130.27%			129.46%

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

Index

	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$2,543	$(1,117)	$1,426	$(353)	$(947)	$(1,300)
Investment securities	(61)	14	(47)	(129)	(26)	(155)
Other interest-earning assets	(1)	18	17	(14)	(7)	(21)
Total interest-earning assets	2,481	(1,085)	1,396	(496)	(980)	(1,476)

Interest expense:
Interest-bearing demand deposits	12	20	32	(134)	(144)	(278)
Savings accounts	11	13	24	(28)	(85)	(113)
Certificates of deposit	346	(65)	280	131	5	136
Borrowings	217	(302)	(84)	(308)	(8)	(316)
Total interest-bearing liabilities	586	(334)	252	(339)	(232)	(571)
Net change in interest income	$1,895	$(751)	$1,144	$(157)	$(748)	$(905)

Provision for Loan Losses. We recorded a reduction to the allowance for loan losses of $208,000 and $554,000 during the years ended December 31, 2014 and 2013, respectively. During 2014, we charged-off $781,000 against four non-performing multi-family mortgage loans, one mixed-use mortgage loan, and one non-residential mortgage loan. During 2013, we charged-off $105,000 against two non-performing non-residential mortgage loans to reduce the aggregate carry value to $2.8 million as of December 31, 2013. The primary reason for the decreased provision during 2014 and 2013 was an improving economy and substantial improvements in the multi-family, mixed-use and non-residential real estate markets in the New York and Massachusetts regions and a decrease in our borrowers requesting assistance through modification of loan terms.

The reduction in the allowance for loan losses in 2014 was also due to the Company’s decision to revise the methodology used to calculate the historical loss factor. The Company revised the historical loss look back period from three to two years as a result of the Company’s determination that the Company’s historical loss charge-offs from 2009 to 2012 was a result of the recent economic recession, that the bulk of the loss charge-offs from 2009 to 2012 occurred in 2012, that there has not been a significant amount of loss charge-offs during the past two years, and that the Company’s loan portfolio has weathered the recession with no further anticipated significant loss charge-offs. The Company’s allowance for loan losses at December 31, 2014 would have been $274,000 larger and the provision (credit) for loan losses recognized for the year ended December 31, 2014 would have been $274,000 lower resulting in a provision for loan losses of $66,000 without the change in the methodology.

We recorded recoveries of $790,000 and $28,000 during the years ended December 31, 2014 and December 31, 2013, respectively.

The Company’s director of special assets continues to monitor our loan portfolio and reviews at least quarterly and, more frequently, if necessary all non-performing loans, potential non-performing loans, and restructured loans. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. The following table shows the components of noninterest income for the years ended December 31, 2014 and 2013.

Index

			% Change
	2014	2013	2014/2013
	(Dollars in thousands)
Other loan fees and service charges	$463	$601	(23.0)%
Loss on dispositions of equipment	—	(1)	(100.0)
Earnings on bank owned life insurance	623	638	(2.4)
Investment advisory fees	779	729	6.9
Other	24	22	9.1
Total	$1,889	$1,989	(5.0)%

The decrease in non-interest income was primarily due to decreases of $138,000 in other loan fees and service charges and $15,000 in earnings on bank owned life insurance, offset by increases of $50,000 in investment advisory fee income and $2,000 in other non-interest income.

The decrease in other loan fees and service charges was due to decreases of $64,000 in mortgage broker fee income, $42,000 in commercial and industrial loan fee income, $13,000 in ATM fees, $11,000 in late charges for loan payments, and $6,000 in loan modification fees. The decrease in mortgage broker fee income was due to the elimination of the 1-4 family residential mortgage loan brokerage department and the termination of the related staff in January 2013. The increase in investment advisory fee income was due to an increase in assets under management.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
			% Change
	2014	2013	2014/2013
	(Dollars in thousands)
Salaries and employee benefits	$8,658	$8,224	5.3%
Net occupancy expense of premises	1,381	1,469	(6.0)
Equipment	526	637	(17.4)
Outside data processing	1,109	1,046	6.0
Advertising	42	59	(28.8)
Impairment loss on goodwill	—	334	(100.0)
REO expenses	486	425	14.4
FDIC insurance premiums	430	392	9.7
Other operating expenses:
Service contracts	457	402	13.7
Insurance	232	222	4.5
Audit and accounting	544	440	23.6
Directors compensation	403	461	(12.6)
Telephone	477	392	21.7
Office supplies and stationary	66	77	(14.3)
Director, officer, and employee expenses	262	332	(21.1)
Legal fees	375	630	(40.5)
Other	669	824	(18.8)
Total non-interest expenses	$16,117	$16,366	(1.5)

Non-interest expense decreased by $249,000, or 1.5%, to $16.1 million for the year ended December 31, 2014 from $16.4 million for the year ended December 31, 2013. The decrease resulted primarily from decreases of $334,000 in impairment loss on goodwill, $295,000 in other operating expense, $111,000 in equipment expense, $88,000 in occupancy expense, and $17,000 in advertising expense, partially offset by increases of $434,000 in salaries and employee benefits, $63,000 in outside data processing expense, $61,000 in real estate owned expense, and $38,000 in FDIC insurance expense.

Index

There was no goodwill impairment expense in 2014 compared to a goodwill impairment expense of $334,000 in 2013. During the second quarter of 2013, the Company determined that an adjustment to the goodwill impairment of $227,000 previously recorded in 2012 was necessary. As a result, an additional impairment charge of $334,000 was recognized in 2013. The goodwill was recorded in connection with the Hayden Financial Group acquisition in 2007. The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.

Other non-interest expense decreased by $295,000, or 7.8%, to $3.5 million in 2014 from $3.8 million in 2013 due mainly to decreases of $255,000 in legal fees, $148,000 in consulting services, $70,000 in directors, officers and employee expenses, $58,000 in directors compensation, $38,000 in miscellaneous other non-interest expense, and $11,000 in office supplies, partially offset by increases of $104,000 in audit and accounting fees, $85,000 in telephone expenses, $55,000 in service contracts expenses, $32,000 in recruitment expenses related to the hiring of additional personnel, and $10,000 in insurance expenses.

Equipment expense decreased by $111,000, or 17.4%, to $526,000 in 2014 from $637,000 in 2013 due to decreases in the purchases of additional equipment and continued efforts to contain expenses. Advertising expense decreased by $17,000, or 28.8%, to $42,000 in 2014 from $59,000 in 2013 due to efforts to contain certain marketing costs.

Salaries and employee benefits, which represented 53.7% of the Company’s non-interest expense for the year ended December 31, 2014, increased by $434,000, or 5.3%, to $8.6 million in 2014 from $8.2 million in 2013. The increase was due to the staffing of the Rockland County, New York loan production office that opened in January 2014, offset by a reduction in the number of full time equivalent employees to 94 at December 31, 2014 from 102 at December 31, 2013. The decrease in full time equivalent employees was due to the Company’s efforts to control cost by reducing staff in various departments, including branch operations, lending operations, headquarters support personnel, and the wealth management department.

Outside data processing expense increased by $63,000, or 6.0%, to $1.1 million for the year ended December 31, 2014 from $1.0 million for the year ended December 31, 2013 due primarily to additional services provided in 2014 by the Company’s core data processing vendor as a result of the expansion of the Company’s facilities and services.

Real estate owned expenses increased by $61,000, or 14.4%, to $486,000 for the year ended December 31, 2014 from $425,000 for the year ended December 31, 2013 due to operating expenses related to five foreclosed properties in 2014 compared to two foreclosed properties in 2013. FDIC insurance expense increased by $38,000, or 9.7%, to $430,000 in 2014 from $392,000 in 2013 due to increases in the Company’s assessment base, partially offset by a decrease in the quarterly assessment multiplier from 2013 to 2014.

Provision for Income Taxes. Income taxes increased by $387,000, or 96.8%, to an expense of $787,000 for the year ended December 31, 2014 compared to an expense of $400,000 for the year ended December 31, 2013. The increase resulted primarily from a $947,000 increase in pre-tax income in 2014 compared to 2013. The effective tax rate was an expense of 31.7% for the year ended December 31, 2014 compared to 26.0% for the year ended December 31, 2013. The increase in the effective tax rate between periods was due to a lower percentage of our pre-tax income being tax-exempt, specifically the earnings on bank-owned life insurance, in 2014 compared to 2013.

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

Index

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

Non-performing loans and potential non-performing loans have been reviewed on a regular basis by management’s Special Assets Group (“SAG”) since 2008. The Board authorized the SAG to address the increase in non-performing loans as a result of the economic and real estate collapse that began in 2008. The Board and Senior Management believe that individual attention for each troubled loan gives that loan the best opportunity of recovery or disposal at the least cost to the Company. The SAG was comprised of the chief executive officer, a director of special assets who is a loan workout specialist, and one facilities officer specializing in building management.

In mid-2013, the SAG was disbanded due to a decrease in the level of problem loans. The director of special assets is now charged with the mandate to identify problem and potential problem loans in conjunction with the internal loan review process, to evaluate the loan and determine the cause of the problem and whether there is a reasonable probability that the loan can be return to a performing status over a reasonable time frame, and to ascertain whether the borrower is willing and able to work with the Company in an effort to save the loan and their investment.

Once it is determined that the borrower is willing and able to cooperate in the effort, the director of special assets assumes responsibility for the loan and devises a plan to correct the deficiencies. The plan may take the form of a short term forbearance agreement, a moderate or longer term restructure agreement or an A/B note and mortgage split. With the cooperation of the borrower, the director of special assets will implement the plan and monitor its progress to assure as timely a resolution as possible.

We believe the best interests of the Company and the borrower are to work to keep a property viable and performing during difficult economic times, thereby helping to limit loan losses when there is a reasonable expectation that the property will be able to support the original debt once the current crisis has passed. A successful plan will ultimately return the loan to a performing status and the plan will terminate when the loan is reclassified as performing.

Should a workable plan not be possible, the director of special assets is charged with disposing of the loan as quickly and cost effectively as possible. This may be accomplished through foreclosure, a sale of the note and mortgage or a short sale. In connection with the above, the Company has entered into short-term restructuring agreements with various borrowers.

At December 31, 2014, the Bank had 12 restructured mortgage loans totaling $12.7 million, comprised of four multi-family mortgage loans totaling $3.3 million, one mixed-use loan totaling $877,000, and seven non-residential mortgage loans totaling $8.5 million. Except for one non-residential mortgage loan totaling $448,000 that is non-performing and nonaccrual, each of the remaining 11 restructured loans was performing under the terms of the restructured agreements at December 31, 2014. The restructured terms were generally consistent with market terms.

Index

At December 31, 2013, the Bank had 14 restructured mortgage loans totaling $16.8 million, comprised of five multi-family mortgage loans totaling $5.5 million, one mixed-use mortgage loan totaling $897,000, and eight non-residential mortgage loans totaling $10.4 million. Except for two non-residential mortgage loans totaling $1.3 million that are non-performing and nonaccrual, each of the remaining twelve restructured loans was performing under the terms of the restructured agreements at December 31, 2013. The restructured terms were generally consistent with market terms.

Management reports to the board of directors monthly regarding the amount of loans past-due more than 30 days.

Analysis of Non-performing and Classified Assets. We generally consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. It is generally our policy to continue to accrue interest on past-due loans and loans in foreclosure as long as management determines that these loans are well secured and there is a reasonable expectation of collection. When a loan is placed on nonaccrual status, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to interest only if collection of principal is reasonably assured.

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

Index

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$—	$—	$—	$—	$—
Multi-family	689	—	1,477	4,229	2,219
Mixed-use	453	2,210	—	722	—
Non-residential real estate	659	2,372	2,480	6,634	5,457
Construction	—	—	—	7,661	11,575
Commercial and industrial	2,555	84	—	—	—
Consumer and other loans	—	—	—	—	—
Total	4,356	4,666	3,957	19,246	19,251

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	1,192	2,555
Mixed-use	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	—	—	—	1,192	2,555
Total non-performing loans	4,356	4,666	3,957	20,438	21,806

Foreclosed real estate	8,733	3,985	4,271	620	933
Total non-performing assets	13,089	8,651	8,228	21,058	22,739

Performing troubled debt restructurings	12,263	15,535	12,236	14,039	30,893
Nonaccrual troubled debt restructurings	448	1,269	1,197	1,435	—
Total troubled debt restructurings	12,711	16,804	13,433	15,474	30,893
Less nonaccrual troubled debt restructurings in total nonaccrual loans	448	1,269	1,197	1,435	—

Troubled debt restructurings and total non-performing assets	$25,352	$24,186	$20,464	$35,097	$53,632

Total non-performing loans to total loans	1.02%	1.26%	1.17%	5.72%	5.87%
Total non-performing assets to total assets	2.54%	1.89%	1.85%	4.30%	4.88%
Total non-performing assets and troubled debt restructurings to total assets	4.92%	5.28%	4.61%	7.17%	11.51%

Other than disclosed in the above table and in the classified assets table below, management believes that there are no other loans at December 31, 2014 and December 31, 2013 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Index

The nonaccrual loans at December 31, 2014 consisted of six loans in the aggregate, comprised of one multi-family mortgage loan, one mixed-use mortgage loan, two non-residential mortgage loans, and two commercial and industrial loans. Non-performing loans decreased by $310,000, or 6.6%, to $4.4 million at December 31, 2014 from $4.7 million at December 31, 2013. The decrease was due to the foreclosure and transition into real estate owned of one mixed-use mortgage loan and one non-residential mortgage loan totaling $2.5 million, the satisfaction of one non-residential mortgage loan and two commercial and industrial loans totaling $873,000, and the conversion from non-performing to performing status of one non-residential mortgage loan totaling $824,000. These were offset by the addition of two commercial and industrial loans totaling $2.6 million, one multi-family mortgage loan totaling $689,000, one mixed-use mortgage loan totaling $453,000, and one non-residential mortgage loan totaling $211,000 that became non-performing at December 31, 2014.

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

The one nonaccrual multi-family mortgage loan had an outstanding balance of $689,000 at December 31, 2014 and is secured by a 23 unit apartment building. This loan was classified as substandard at December 31, 2014. The Company has commenced a foreclosure action and the Court has appointed a receiver of rent. We are evaluating the options currently available to us.

The one nonaccrual mixed-use mortgage loan had an outstanding balance of $453,000 at December 31, 2014 and is secured by 11 apartment units and one commercial unit in two buildings on one lot. This loan was classified as substandard at December 31, 2014. The Company subsequently acquired the property as real estate owned via a foreclosure sale on February 25, 2015 and sold the property on March 9, 2015 at a loss of $98,000.

The two nonaccrual non-residential real estate loans, net of charge-offs of $400,000, totaled $659,000 at December 31, 2014 and consisted primarily of the following mortgage loans:

(1)	An outstanding balance of $447,000, net of charge-offs of $400,000, secured by a strip shopping center and warehouse. This loan was classified as substandard at December 31, 2014. The property was severely damaged by fire and the Company and borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The Court has issued a trial date for July 2015. We are evaluating options available to us.

(2)	An outstanding balance of $211,000 secured by a restaurant and seafood market. This loan was classified as substandard as of December 31, 2014. The Company subsequently acquired the property as real estate owned via a foreclosure sale on February 25, 2015. We have begun marketing the property for sale through a local real estate broker.

The two nonaccrual commercial and industrial loans had an aggregate balance of $2.6 million at December 31, 2014, consisting of a line of credit with an outstanding balance of $1.4 million and remaining available line of credit of $76,000 and a term loan with an outstanding balance of $1.2 million. The loans are secured by the assets of a construction company. The Company is working with the borrower and the borrower’s surety bonding company to cure the delinquencies and/or satisfy the loans. Based on recent fair value analyses of these properties, the Company does not expect any losses beyond the amounts already charged off.

Interest income that would have been recorded for the year ended December 31, 2014 had non-accruing loans been performing in accordance with their original terms amounted to approximately $220,000. During the year ended December 31, 2014, the Bank recognized interest income of approximately $36,000 on the nonaccrual loans.

Index

At December 31, 2014, we owned five foreclosed properties with a net balance of $8.7 million consisting of an office building located in Lawrenceville, New Jersey, an office building located in Pittsburgh, Pennsylvania, a mixed-use property located in Peabody, Massachusetts, a building housing auto repair and auto rental facilities located in Brockton, Massachusetts, and a multi-family property located in Bristol, Connecticut. The Bristol, Connecticut property was sold on February 4, 2015. The Brockton, Massachusetts property has a contract of sale that we expect to be completed in the second quarter of 2015. We have been marketing the remaining three properties for sale or rental.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)

Special mention assets	$1,550	$5,612	$3,058
Substandard assets	10,440	12,536	13,872
Doubtful and loss assets	—	—	—
Total classified assets	$11,990	$18,148	$16,930

The decrease in classified assets was due to the foreclosure of and transition into real estate owned of one mixed-use mortgage loan and two non-residential mortgage loans totaling $4.6 million, the satisfaction of one non-residential mortgage loan and three commercial and industrial loans totaling $1.6 million, the improvement from non-performing to performing of four commercial and industrial loans totaling $1.6 million, offset by the addition of one multi-family, two mixed-use and one non-residential mortgage loans totaling $1.6 million.

On the basis of management’s review of assets, we classified $1.6 million of our assets at December 31, 2014 as special mention compared to $5.6 million classified as special mention at December 31, 2013. In addition, we classified $10.4 million as substandard at December 31, 2014 compared to $12.5 million at December 31, 2013.

The decrease in special mention assets was due to four commercial and industrial loans totaling $1.6 million that were performing, two commercial and industrial loans totaling $2.5 million that were reclassified from special mention to substandard, and three commercial and industrial loans totaling $773,000 that were paid-off, partially offset by one non-residential mortgage loan totaling $815,000 that was reclassified from substandard to special mention and one mixed-use mortgage loan totaling $235,000 that was newly classified as special mention.

The decrease in substandard assets was due to two non-residential and one mixed-use mortgage loans totaling $4.6 million that were foreclosed upon and became real estate owned, one non-residential mortgage loan totaling $824,000 that was brought current and reclassified from substandard to special mention, and one non-residential mortgage loan totaling $789,000 that was paid-off, partially offset by two commercial and industrial loans totaling $2.6 million that were reclassified from special mention to substandard and one multi-family, one mixed-use and one non-residential mortgage loans totaling $1.4 million that were newly classified as substandard.

Index

The substandard loans at December 31, 2014 consisted of nine loans in the aggregate – one multi-family mortgage loan, one mixed-use mortgage loan, five non-residential mortgage loans, and two commercial and industrial loans. See the nonaccrual loan discussion above for a description of the material nonaccrual loans that are classified as substandard, comprised of the one multi-family substandard mortgage loan, one mixed-use substandard mortgage loan, two of five substandard non-residential mortgage loans, and two substandard commercial and industrial loans.

The three substandard non-residential mortgage loans that were not described in the above-mentioned nonaccrual section consisted of three mortgage loans that were current, had an outstanding balance of $6.1 million, net of charge-offs of $2.4 million, and were secured by a hotel as of December 31, 2014.

Troubled Debt Restructured Loans. Troubled debt restructurings occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of any equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s). Generally, we will not upgrade the internal classification of a troubled debt restructuring until the borrower has demonstrated the ability to make principal and interest payments under the restructure terms for at least six consecutive months.

There were no loans modified that were deemed to be troubled debt restructurings during 2014. As of December 31, 2014, none of the loans that were modified during the previous twelve months had defaulted in 2014. There were no charge-offs of loans classified as troubled debt restructurings during 2014. Additions for the period consist of real estate taxes and similar items paid to protect the collateral position of the Company.

The following tables show the activity in troubled debt restructured loans for the period indicated:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

Balance at December 31, 2013	$6,419	$10,385	$—	$—	$—	$16,804
Additions	3	166	—	—	—	169
Repayments	(62)	(42)	—	—	—	(104)
Amortization of TDR reserves	17	73	—	—	—	90
Loans removed from TDR status	—	—	—	—	—	—
Transferred to REO	(2,151)	(2,097)	—	—	—	(4,248)
Balance at December 31, 2014	$4,226	$8,485	$—	$—	$—	$12,711
Related allowance	$—	$—	$—	$—	$—	$—

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

Index

One non-residential mortgage loan that was modified had an original interest rate of 4.75% with an amortization of 30 years. The Company reduced the interest rate and converted the monthly payments to interest only for nineteen months and then amortizing for 30 years, with a balloon payment after two years from the modification date. This loan was foreclosed upon and became real estate owned in December 2014.

As of December 31, 2013, none of the loans that were modified during the previous twelve months had defaulted in 2013. There were no charge offs of loans classified as troubled debt restructurings during 2013.

Additions for the period consist of the aforementioned four mortgage loans that were modified, and real estate taxes and similar items paid to protect the collateral position of the Company. One of the modified mortgage loans was paid-off on October 8, 2013.

The following tables show the activity in troubled debt restructured loans for the period indicated:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

Balance at December 31, 2012	$6,444	$6,989	$—	$—	$—	$13,433
Additions	307	3,262	—	—	—	3,569
Repayments	(385)	(13)	—	—	—	(398)
Amortization of TDR reserves	53	147	—	—	—	200
Loans removed from TDR status	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance at December 31, 2013	$6,419	$10,385	$—	$—	$—	$16,804
Related allowance	$—	$—	$—	$—	$—	$—

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	30-59	60-89	30-59	60-89	30-59	60-89
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)

Residential real estate:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	89
Mixed-use	—	453	—	2,210	—	—
Non-residential real estate	—	—	—	—	1,259	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
Total	$—	$453	$—	$2,210	$1,259	$89

Index

The delinquent loan at December 31, 2014 consisted of one mixed-use mortgage loan that the Company has classified as nonaccrual and substandard.

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

At December 31, 2014, our allowance for loan losses was $3.8 million and represented 0.89% of total gross loans. At December 31, 2013, our allowance for loan losses was $4.0 million and represented 1.08% of total gross loans. At December 31, 2012, our allowance for loan losses was $4.6 million and represented 1.38% of total gross loans. The primary reason for the reduction in allowance for loan losses from 2013 to 2014 was due to an improving economy and substantial improvements in the multi-family, mixed-use and non-residential real estate markets in the New York and Massachusetts regions, a decrease in our borrowers requesting assistance through modification of loan terms, and charge-offs of $781,000 against three non-performing multi-family, one non-performing mixed-use, and one non-performing non-residential mortgage loans. This was offset by recoveries of $790,000 from two multi-family mortgage loans and two non-residential mortgage loans.

Index

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2014			2013			2012
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$33	0.9%	3.1%	$29	0.7%	3.2%	$19	0.4%	2.3%
Multi-family	1,689	44.3	44.1	2,266	56.4	50.9	2,910	62.6	52.8
Mixed-use	301	7.9	14.4	261	6.5	13.6	287	6.2	12.4
Non-residential real estate	692	18.1	19.4	896	22.3	22.1	996	21.5	24.5
Construction	492	12.9	10.9	97	2.4	1.8	—	—	0.2
Commercial and industrial	494	12.9	8.1	456	11.4	8.4	434	9.3	7.8
Consumer	—	—	—	—	—	—	—	—	—
Unallocated	115	3.0	—	10	0.3	—	—	—	—
Total allowance for loan losses	$3,816	100.0	100.0%	$4,015	100.0%	100.0%	$4,646	100.0%	100.0%

	At December 31,
	2011			2010
			% of				% of
		% of	Loans in		% of		Loans in
		Allowance	Category		Allowance		Category
		to Total	to Total		to Total		to Total
	Amount	Allowance	Loans	Amount	Allowance		Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$—	—%	0.2%	$—	—	%	0.1%
Multi-family	3,390	45.8	52.9	3,450	45.1		51.1
Mixed-use	391	5.3	14.3	474	6.2		14.9
Non-residential real estate	1,596	21.6	23.4	1,560	20.4		27.1
Construction	1,724	23.3	2.5	2,083	27.2		3.5
Commercial and industrial	296	4.0	6.7	80	1.1		3.3
Consumer	—	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—
Total allowance for loan losses	$7,397	100.0%	100.0%	$7,647	100.0	%	100.0%

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

Index

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Allowance at beginning of period	$4,015	$4,646	$7,397	$7,647	$6,733
Provision for loan losses	(208)	(554)	5,623	1,113	3,487

Charge offs:
Residential real estate:
One- to four-family	—	—	(59)	—	—
Multi-family	(354)	—	(4,035)	(1,358)	(1,211)
Mixed-use	(386)	—	(278)	—	—
Non-residential real estate	(41)	(105)	(2,374)	(17)	(1,407)
Construction	—	—	(1,715)	—	—
Commercial and industrial	—	—	(28)	—	—
Consumer	—	—	—	—	—
Total charge-offs	(781)	(105)	(8,489)	(1,375)	(2,618)

Recoveries:
Residential real estate:
One- to four-family	—	—	—	—	—
Multi-family	225	—	115	12	45
Mixed-use	—	24	—	—	—
Non-residential real estate	565	4	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total recoveries	790	28	115	12	45
Net charge-offs	9	(77)	(8,374)	(1,363)	(2,573)

Allowance at end of period	$3,816	$4,015	$4,646	$7,397	$7,647

Allowance to non-performing loans	87.60%	86.05%	117.41%	36.19%	35.07%
Allowance to total loans outstanding at the end of the period	0.89%	1.08%	1.38%	2.07%	2.06%
Net charge-offs to average loans outstanding during the period	0.00%	0.03%	2.37%	0.37%	0.67%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating mortgage real estate loans that re-price to market interest rates in three to five years; purchasing securities that typically re-price within a three year time frame to limit exposure to market fluctuations; and, where appropriate, offering higher rates on long term certificates of deposit to lengthen the re-pricing time frame of our liabilities. We currently do not participate in hedging programs or other activities involving the use of derivative financial instruments.

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

The following table presents the change in the net portfolio value of the Bank at December 31, 2014 that would occur in the event of an immediate change in interest rates based on certain assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
	Net Portfolio Value			as % of
	(Dollars in thousands)			Portfolio Value of Assets
Basis Point (“bp”)	$	$	%	NPV
Change in Rates	Amount	Change	Change	Ratio	Change

400	$105,406	(11,265)	(9.7)%	21.62%	(57) bp
300	108,282	(8,389)	(7.2)	21.82	(37) bp
200	111,884	(4,787)	(4.1)	22.12	(7) bp
100	114,262	(2,409)	(2.1)	22.17	(2) bp
0	116,671			22.19
(100)	124,058	7,387	6.3	23.09	90 bp

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

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Index

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $34.0 million at December 31, 2014 and consist primarily of deposits at other financial institutions (predominantly ACBB, the FHLB of New York, and the Federal Reserve Bank of New York) and miscellaneous cash items. Securities classified as available-for-sale provide an additional source of liquidity. Total securities classified as available-for-sale were $40,000 at December 31, 2014 and $113,000 at December 31, 2013.

At December 31, 2014, we had $88.1 million in loan commitments outstanding. At December 31, 2014, this consisted of $34.6 million in unused commercial and industrial loan lines of credit, $32.9 million in construction loans in process, $16.2 million of real estate loan origination commitments, $2.7 million in unused multi-family real estate equity lines of credit, $1.6 million in stand-by letters of credit, and $118,000 in unused consumer lines of credit. Certificates of deposit due within one year of December 31, 2014 totaled $57.8 million. This represented 31.9% of certificates of deposit at December 31, 2014. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts. At December 31, 2014, we had the ability to borrow $83.2 million, net of $30.0 million in outstanding advances, from the FHLB of New York. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan and commercial loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

During the quarter ended September 30, 2014, the Company became a member of ACBB in order to provide the Company with an additional source of correspondent services that includes the ability to borrow $8.0 million from ACBB via a line of credit. The Company has thus far not utilized this line of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The amount of dividends that the Bank may declare and pay to the Company, is subject to the restrictions imposed by New York State law and FDIC regulation, as previously discussed under “Regulation and Supervision – Regulation of the Bank – New York State Law” and “Regulation and Supervision – FDIC Regulation – Dividend Limitations.” The Company’s liquidity may depend, in part, upon its receipt of dividends from the Bank because the Company has no source of income other than earnings from the investment of the net proceeds from its initial public offering and interest on the loans it has purchased. The Company’s purchase of loan participations during the fourth quarter of 2014 reduced the Company’s liquidity by $1.5 million. At December 31, 2014, the Company had liquid assets of $9.9 million.

Index

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Investing activities:
Loans disbursed or closed	$(167,331)	$(90,593)	$(72,303)
Loan principal repayments and charge-offs	111,877	57,091	83,579
Proceeds from maturities and principal repayments of securities	1,955	3,493	4,052
Purchases of securities	—	—	—
Purchases of certificates of deposit	—	(1,992)	—
Maturities of certificates of deposit	1,992	249	2,241
Purchase of bank owned life insurance	—	—	(2,500)
Proceeds from sale of premises and equipment	—	32	—
Purchases of premises and equipment	(178)	(138)	(4,103)

Financing activities:
Increase (decrease) in deposits	48,843	7,089	(35,516)
Proceeds from FHLB-NY advances	25,001	16,000	—
Repayment of FHLB-NY advances	(16,001)	(10,000)	(5,000)

Capital Management. We are subject to various regulatory capital requirements administered by the NYDFS, the FDIC and the Federal Reserve, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2014 and 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

On August 12, 2013, the Company dismissed ParenteBeard LLC as its independent certifying accountant. The Audit Committee of the Company’s Board of Directors approved the dismissal. For information concerning the change in the Company’s independent registered public accounting firm, the information contained under the section captioned “Item 2 – Ratification of the Independent Registered Public Accounting Firm” in Northeast Community Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The reports of ParenteBeard LLC on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2011 and December 31, 2012 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years ended December 31, 2012 and 2011 and through the subsequent interim period preceding August 12, 2013, there were: (1) no disagreements between the Company and ParenteBeard LLC on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ParenteBeard LLC would have caused them to make reference thereto in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On August 13, 2013, the Company engaged BDO USA, LLP its independent certifiying accountant. The Audit Committee of the Company’s Board of Directors approved the engagement.

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

Index

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Amended and Restated Charter of Northeast Community Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Northeast Community Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Northeast Community Bancorp, Inc. (1)
10.1	Northeast Community Bank Employee Severance Compensation Plan (1)
10.2	Northeast Community Bancorp, Inc. Employment Agreement for Kenneth A. Martinek (1)*
10.3	Northeast Community Bank Employment Agreement for Kenneth A. Martinek (1)*
10.4	Northeast Community Bank Directors’ Retirement Plan (1)*
10.5	Northeast Community Bank Directors’ Deferred Compensation Plan (1)*
10.6	Northeast Community Bank Executive Incentive Deferral Plan (3)*
10.7	Northeast Community Bank Supplemental Executive Retirement Plan, as amended, and Participation Agreement with Kenneth A. Martinek (4)*
10.8	Participation Agreement under the Northeast Community Bank Supplemental Executive Retirement Plan for Jose M. Collazo* (5)
10.9	Northeast Community Bancorp, Inc. Employment Agreement for Jose M. Collazo* (6)
10.10	Northeast Community Bank Employment Agreement for Jose M. Collazo* (7)
21.0	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on March 12, 2006.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015.
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(4)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(5)	Incorporated here by reference to Exhibit 10.1 of the Company’s Quarter Report on Form 10-Q/A for the quarter ended June 30, 2012.
(6)	Incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(7)	Incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Date: March 31, 2015	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Martinek	Chief Executive Officer	March 31, 2015
Kenneth A. Martinek	and Director
(principal executive officer)

/s/ Jose M. Collazo	President, Chief Operating Officer	March 31, 2015
Jose M. Collazo	and Director

/s/ Donald S. Hom	Executive Vice President and	March 31, 2015
Donald S. Hom	Chief Financial Officer
(principal accounting and
financial officer)

/s/ Diane B. Cavanaugh	Director	March 31, 2015
Diane B. Cavanaugh

/s/ Arthur M. Levine	Director	March 31, 2015
Arthur M. Levine

/s/ Eugene M. Magier	Director	March 31, 2015
Eugene M. Magier

/s/ Charles A. Martinek	Director	March 31, 2015
Charles A. Martinek

/s/ John F. McKenzie	Director	March 31, 2015
John F. McKenzie

/s/ Linda M. Swan	Director	March 31, 2015
Linda M. Swan

/s/ Kenneth H. Thomas	Director	March 31, 2015
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the 1992 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

Northeast Community Bancorp, Inc.

Consolidated Financial Report

December 31, 2014

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Northeast Community Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Northeast Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northeast Community Bancorp, Inc. and Subsidiary at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York
March 31, 2015

F-1

Index Northeast Community Bancorp, Inc. Consolidated Statements of Financial Condition

	December 31,
	2014	2013
	(In thousands, except share and
	per share amounts)
ASSETS
Cash and amounts due from depository institutions	$3,676	$3,794
Interest-bearing deposits	30,334	27,737
Cash and cash equivalents	34,010	31,531
Certificates of deposit	150	2,142
Securities available-for-sale	40	113
Securities held-to-maturity (fair value of $6,805 and $8,739, respectively)	6,595	8,444
Loans receivable, net of allowance for loan losses of $3,816 and $4,015 respectively	423,445	367,825
Premises and equipment, net	11,718	12,234
Investments in restricted stock, at cost	1,933	1,594
Bank owned life insurance	21,113	20,490
Accrued interest receivable	1,453	1,267
Goodwill	749	749
Other intangible assets	284	345
Real estate owned	8,733	3,985
Other assets	5,202	7,506
Total assets	$515,425	$458,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$37,088	$28,310
Interest bearing	336,964	296,899
Total deposits	374,052	325,209
Advance payments by borrowers for taxes and insurance	3,338	3,987
Federal Home Loan Bank advances	30,000	21,000
Accounts payable and accrued expenses	4,225	3,861
Total liabilities	411,615	354,057
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,331,202 and 12,566,952 shares, respectively	132	132
Additional paid-in capital	57,007	57,083
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,851)	(3,111)
Retained earnings	55,548	54,428
Treasury stock – at cost, 893,798 and 658,048 shares, respectively	(5,999)	(4,291)
Accumulated other comprehensive loss	(27)	(73)
Total stockholders’ equity	103,810	104,168
Total liabilities and stockholders’ equity	$515,425	$458,225

See notes to consolidated financial statements. F-2

Index Northeast Community Bancorp, Inc. Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013
	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$19,636	$18,210
Interest-earning deposits	30	13
Securities – taxable	282	329

Total Interest Income	19,948	18,552
INTEREST EXPENSE:
Deposits	3,287	2,951
Borrowings	157	241
Total Interest Expense	3,444	3,192
Net Interest Income	16,504	15,360

CREDIT FOR LOAN LOSSES	(208)	(554)

Net Interest Income after Credit for Loan Losses	16,712	15,914
NON-INTEREST INCOME:
Other loan fees and service charges	463	601
Loss on disposition of equipment	—	(1)
Earnings on bank owned life insurance	623	638
Investment advisory fees	779	729
Other	24	22
Total Non-Interest Income	1,889	1,989
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,658	8,224
Occupancy expense	1,381	1,469
Equipment	526	637
Outside data processing	1,109	1,046
Advertising	42	59
Impairment loss on goodwill	—	334
Real estate owned expense	486	425
FDIC insurance premiums	430	392
Other	3,485	3,780
Total Non-Interest Expenses	16,117	16,366

INCOME BEFORE PROVISION FOR INCOME TAXES	2,484	1,537

PROVISION FOR INCOME TAXES	787	400

NET INCOME	$1,697	$1,137

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.14	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,112	12,316
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12

See notes to consolidated financial statements. F-3

Index Northeast Community Bancorp, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013
	(In thousands)
Net Income	$1,697	$1,137
Other comprehensive income:
Unrealized loss on securities available-for-sale arising during the year	(2)	(1)
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive loss:
Amortization of prior service cost (1)	21	21
Amortization of actuarial (gain) loss (1)	(2)	36
Actuarial gains arising during period	59	275
Total	76	331
Income tax expense (2)	(30)	(132)
Total other comprehensive income	46	199
Total Comprehensive Income	$1,743	$1,336

(1)	Amounts are included in salaries and employees benefits in the audited consolidated statements of operations as part of net periodic pension cost. See Note 15 for further information.

(2)	Amounts are included in provision for income taxes in the audited consolidated statements of operations.

See notes to consolidated financial statements. F-4

Index Northeast Community Bancorp, Inc. Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2014 and 2013

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share and per share amounts)
Balance - January 1, 2013	$132	$57,178	$(3,370)	$53,893	$(3,712)	$(272)	$103,849

Net income	—	—	—	1,137	—	—	1,137
Other comprehensive income	—	—	—	—	—	199	199
Purchase of 77,800 shares of treasury stock treasury stock	—	—	—	—	(579)	—	(579)
Cash dividend declared ($0.12 per share)	—	—	—	(602)	—	—	(602)
ESOP shares earned	—	(95)	259	—	—	—	164

Balance - December 31, 2013	$132	$57,083	$(3,111)	$54,428	$(4,291)	$(73)	$104,168

Net income	—	—	—	1,697	—	—	1,697
Other comprehensive income	—	—	—	—	—	46	46
Purchase of 235,750 shares of treasury stock treasury stock	—	—	—	—	(1,708)	—	(1,708)
Cash dividend declared ($0.12 per share)	—	—	—	(577)	—	—	(577)
ESOP shares earned	—	(76)	260	—	—	—	184

Balance - December 31, 2014	$132	$57,007	$(2,851)	$55,548	$(5,999)	$(27)	$103,810

See notes to consolidated financial statements. F-5

Index Northeast Community Bancorp, Inc. Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income	$1,697	$1,137
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of securities premiums and discounts, net	(35)	66
Credit for loan losses	(208)	(554)
Depreciation	694	756
Impairment loss on goodwill	—	334
Net amortization of deferred loan fees and costs	144	142
Amortization of intangible assets	61	61
Deferred income tax expense	73	211
Loss on sale of real estate owned	—	51
Earnings on bank owned life insurance	(623)	(638)
Loss on dispositions of premises and equipment	—	1
ESOP compensation expense	184	164
Increase in accrued interest receivable	(186)	(291)
Decrease (increase) in other assets	2,201	(10)
Increase in accounts payable and accrued expenses	447	304
Net Cash Provided by Operating Activities	4,449	1,734
Cash Flows from Investing Activities:
Net increase in loans	(62,342)	(33,626)
Principal repayments on securities available-for-sale	71	16
Principal repayments on securities held-to-maturity	1,884	3,477
Proceeds from maturities of certificates of deposit	1,992	249
Purchases of certificates of deposit	—	(1,992)
Proceeds from sale of real estate owned	2,100	399
Capitalized cost on real estate owned	(62)	(164)
Net purchases of FHLB of NY stock	(339)	(239)
Purchases of premises and equipment	(178)	(138)
Dispositions of premises and equipment	—	45
Net Cash Used in Investing Activities	(56,874)	(31,973)
Cash Flows from Financing Activities:
Net increase in deposits	48,843	7,089
Proceeds from FHLB of NY advances	25,001	16,000
Repayment of FHLB of NY advances	(16,001)	(10,000)
Purchase of treasury stock	(1,708)	(579)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(649)	471
Cash dividends paid	(582)	(453)
Net Cash Provided by Financing Activities	54,904	12,528
Net Increase (Decrease) in Cash and Cash Equivalents	2,479	(17,711)
Cash and Cash Equivalents - Beginning	31,531	49,242
Cash and Cash Equivalents - Ending	$34,010	$31,531

See notes to consolidated financial statements. F-6

Index Northeast Community Bancorp, Inc. Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2014	2013
	(In Thousands)
Supplementary Cash Flows Information:
Income taxes (refunded) paid	$(1,506)	$200
Interest paid	$3,444	$3,193

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Loans receivable transferred to real estate owned	$6,786	$—
Dividends declared and not paid	$143	$149

See notes to consolidated financial statements. F-7

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

New England Commercial Properties LLC (“NECP”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns six foreclosed properties located in Connecticut, Massachusetts, New Jersey, and Pennsylvania.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Securities

The Company is required to classify its securities among three categories: held to maturity, trading, and available for sale. Management determines the appropriate classification at the time of purchase. Held to maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and are reported at amortized cost (unless there is other than temporary impairment). Trading securities are those debt and equity securities which are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available for sale securities are those debt and equity securities which are neither held to maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. The Company did not have trading securities in its portfolio during 2014 or 2013.

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

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of December 31, 2014.

Concentration of Risk

The Company’s lending activity is concentrated in loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States. The Company also had deposits in excess of the FDIC insurance limit at other financial institutions. At December 31, 2014, such deposits totaled $18.0 million held by Atlantic Community Bankers Bank, $8.9 million held by the Federal Home Loan Bank of New York, and $3.4 million held by the Federal Reserve Bank of New York. Generally, deposits in excess of $250,000 are not insured by the FDIC.

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

Investments in Restricted Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. The Company also owns restricted stock in Atlantic Community Bankers Bank (“ACBB”), a correspondent banker’s bank. These stocks are carried at cost.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Goodwill

Goodwill at both December 31, 2014 and 2013, totaled $749,000 and consists of goodwill acquired in the business combination completed by the Company in November 2007. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. No impairment charges were recorded in 2014 and impairment charges of $334,000 were recorded for the years ended December 31, 2013. The impairments were caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.

Other Intangible Assets

Other intangible assets at December 31, 2014 and 2013, totaled $284,000 and $345,000, respectively, and consist of the value of customer relationships acquired in a business combination completed by the Company in November 2007. The Company is amortizing these assets, using the straight-line method, over the remaining useful life of 11.7 years. Amortization expense is included in other non-interest expenses. The Company evaluates the remaining useful life of intangible assets on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company reviews intangible assets subject to amortization for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. If intangible assets are found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and fair value. The fair value is estimated based upon the present value of discounted future cash flows or other reasonable estimates of fair value. No impairment charges were recorded in 2014 or 2013.

Real Estate Owned

Real estate owned is carried at the lower of cost or fair value of the related property, as determined by current appraisals less estimated costs to sell. Foreclosed real estate is initially recorded at the fair value of property acquired minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses. Costs of holding such properties are charged to expense in the current period. Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.

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

Federal, state and city income tax expense has been provided on the basis of reported income. The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset, which is not more likely than not to be realized.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2014 and 2013, and has not recognized any liabilities for tax uncertainties as of December 31, 2014 and 2013. The Company’s policy is to recognize income tax related interest and penalties in income tax expense; such amounts were not significant during the years ended December 31, 2014 and 2013. The tax years subject to examination by federal, state, and city taxing authorities are 2011 through 2014.

Other Comprehensive Income (Loss)

The Company records in accumulated other comprehensive income (loss), net of related deferred income taxes, unrealized gains and losses on available for sale securities and the prior service cost and actuarial gains and losses related to the Outside Directors Retirement Plan (“DRP”) that have not yet been recognized in expense.

Gains and losses on the sale of securities, if any, are reclassified to non-interest income upon the sale of the related securities or upon the recognition of a security impairment loss and a portion of the prior service cost and actuarial gains and losses of the DRP are reclassified to non-interest expense.

At December 31, 2014, accumulated other comprehensive loss totaled $27,000 and included $48,000 in prior service cost and actuarial losses of the DRP net of $21,000 of related deferred income taxes. At December 31, 2013, accumulated other comprehensive loss totaled $73,000 and included $2,000 of unrealized gains on available for sale securities net of $1,000 of related deferred income taxes and $126,000 in prior service cost and actuarial losses of the DRP net of $52,000 of related deferred income taxes.

Net Income Per Common Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP") are not included in the weighted-average number of common shares outstanding for purposes of calculating basic net income per common share until they are committed to be released. There were no dilutive common share equivalents at December 31, 2014 or 2013.

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

The MHC, which owned 59.0% of the Company’s common stock as of December 31, 2014, must hold at least 50.1% of the Company’s stock so long as the MHC exists.

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

The Federal Reserve Board, as regulatory agency for the MHC, has adopted regulations which require the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the regulations also require that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends. For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. Northeast Community Bancorp, MHC has waived receipt of all dividends from Northeast Community Bancorp in prior years, except in 2012 when Northeast Community Bancorp, MHC received $218,000 in dividends from Northeast Community Bancorp.

Dividends declared by the Company in 2014 and 2013 and waived by the MHC totaled approximately $873,000 and $873,000, respectively. As of December 31, 2014, total dividends waived by the MHC aggregated $6,110,000.

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

Under the prompt corrective action rule issued by the federal banking authorities, an institution must have a leverage ratio of 4% or greater, a tier 1 capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater in order to be considered adequately capitalized. The Bank was in compliance with these requirements at December 31, 2014.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (Continued)

The following table presents information about the Bank’s capital levels at the dates presented:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2014:
Total capital (to risk-weighted assets)	$87,572	22.82%	$	>30,694	>8.00%	$	>38,368	>10.00%
Tier 1 capital (to risk-weighted assets)	83,756	21.83		>15,347	>4.00		>23,021	> 6.00
Core (Tier 1) capital (to adjusted total assets)	83,756	16.79		>19,954	>4.00		>24,943	> 5.00
Tangible capital (to adjusted total assets)	83,756	16.79		> 7,483	>1.50		> —	> —

As of December 31, 2013:
Total capital (to risk-weighted assets)	$83,496	24.17%	$	>27,638	>8.00%	$	>34,547	>10.00%
Tier 1 capital (to risk-weighted assets)	79,481	23.01		>13,819	>4.00		>20,728	> 6.00
Core (Tier 1) capital (to adjusted total assets)	79,481	18.05		>17,610	>4.00		>22,013	> 5.00
Tangible capital (to adjusted total assets)	79,481	18.05		> 6,604	>1.50		> —	> —

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

In July 2013, the FDIC approved new rules on regulatory capital applicable to banks, implementing Basel III. Most banking organizations were required to apply the new capital rules on January 1, 2015. The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. The rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums. The rules also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with section 939A of the Dodd-Frank Act. Based on our capital levels and balance sheet composition at December 31, 2014, we believe implementation of the new rules will not have a material impact on our capital needs.

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

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 3 - Financial Instruments with Off-Balance Sheet Risk (Continued)

	December 31,
	2014	2013
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$16,188	$22,142
Construction loans in process	32,917	10,643
Stand-by letters of credit	1,583	193
Commitments to fund unused lines of credit:
Commercial and industrial lines	34,600	30,054
Multi-family real estate equity lines	2,686	5,011
Consumer lines	118	131

	$88,092	$68,174

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the borrower.

Note 4 - Securities Available for Sale

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$34	$1	$—	$35
Federal National Mortgage Association	5	—	—	5
	$39	$1	$—	$40

	December 31, 2013
	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$63	$2	$—	$65
Federal National Mortgage Association	47	1	—	48
	$110	$3	$—	$113

There were no sales of securities available for sale during the years ended December 31, 2014 and 2013.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (Continued)

Contractual final maturities of mortgage-backed securities were as follows:

	December 31,
	2014
	Amortized Cost	Fair Value
	(In Thousands)
Due after five but within ten years	$6	$6
Due after ten years	33	34
	$39	$40

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Note 5 - Securities Held to Maturity

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Government National Mortgage Association	$5,065	$159	$—	$5,224
Federal Home Loan Mortgage Corporation	186	6	—	192
Federal National Mortgage Association	128	3	—	131
Collateralized mortgage obligations - GSE	1,216	42	—	1,258
	$6,595	$210	$—	$6,805

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities - residential:
Government National Mortgage Association	$6,426	$215	$—	$6,641
Federal Home Loan Mortgage Corporation	238	7	—	245
Federal National Mortgage Association	155	6	—	161
Collateralized mortgage obligations - GSE	1,624	67	—	1,691
Other	1	—	—	1
	$8,444	$295	$—	$8,739

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 5 - Securities Held to Maturity (Continued)

Contractual final maturities of mortgage-backed securities were as follows at December 31, 2014:

	2014
	Amortized Cost	Fair Value
	(In Thousands)
Due after one but within five years	$67	$69
Due after five but within ten years	156	159
Due after ten years	6,372	6,577

	$6,595	$6,805

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Note 6 - Loans Receivable and the Allowance for Loan Losses

	December 31,
	2014	2013
	(In Thousands)
Residential real estate:
One-to-four family	$13,314	$11,752
Multi-family	188,017	188,923
Mixed-use	61,546	50,467
Total residential real estate	262,877	251,142
Non-residential real estate	82,622	81,985
Construction	46,607	6,568
Commercial and industrial	34,407	31,345
Consumer	142	161

Total Loans	426,655	371,201

Allowance for loan losses	(3,816)	(4,015)
Deferred loan costs, net	606	639

	$423,445	$367,825

Loans serviced for the benefit of others totaled approximately $6,506,000 and $6,623,000 at December 31, 2014 and 2013, respectively. The value of mortgage servicing rights was not material at December 31, 2014 and 2013.

The Company had no loans to related parties at December 31, 2014 and 2013. In addition, the Company did not originate any loans to related parties in 2014 and 2013.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of the allowance for loan losses and related information concerning loan balances:

As of and For the Year Ended December 31, 2014:

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance	$2,556	$896	$97	$456	$—	$10	$4,015
Charge-offs	(740)	(41)	—	—	—	—	(781)
Recoveries	225	565	—	—	—	—	790
Provision (Credit)	(18)	(728)	395	38	—	105	(208)
Ending balance	$2,023	$692	$492	$494	$—	$115	$3,816
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,023	$692	$492	$494	$—	$115	$3,816

Loans receivable:
Ending balance	$262,877	$82,622	$46,607	$34,407	$142	$—	$426,655

Ending balance: individually evaluated for impairment	$5,367	$8,697	$—	$2,555	$—	$—	$16,619

Ending balance: collectively evaluated for impairment	$257,510	$73,925	$46,607	$31,852	$142	$—	$410,036

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of the allowance for loan losses and related information concerning loan balances:

As of and For the Year Ended December 31, 2013:

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance	$3,216	$996	$—	$434	$—	$—	$4,646
Charge-offs	—	(105)	—	—	—	—	(105)
Recoveries	24	4	—	—	—	—	28
Provision (Credit)	(684)	1	97	22	—	10	(554)
Ending balance	$2,556	$896	$97	$456	$—	$10	$4,015

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,556	$896	$97	$456	$—	$10	$4,015

Loan receivables:
Ending balance	$251,142	$81,985	$6,568	$31,345	$161	$—	$371,201

Ending balance: individually
evaluated for impairment	$8,629	$11,488	$—	$—	$—	$—	$20,117

Ending balance: collectively evaluated for impairment	$242,513	$70,497	$6,568	$31,345	$161	$—	$351,084

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following is an analysis of our impaired loans.

As of and for the Year Ended December 31, 2014:

2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$5,367	$5,709	$—	$7,846	$205
Non-residential real estate	8,697	11,714	—	10,766	397
Commercial and industrial	2,555	2,555	—	1,521	—
	16,619	19,978	—	20,133	602

With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	5,367	5,709	—	7,846	205
Non-residential	8,697	11,714	—	10,766	397
Commercial and industrial	2,555	2,555	—	1,521	—
	$16,619	$19,978	$—	$20,133	$602

As of and for the Year Ended December 31, 2013:

2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$8,629	$9,259	$—	$9,507	$469
Non-residential real estate	11,488	14,739	—	10,748	87
Commercial and industrial	—	—	—	1,167	49
	20,117	23,998	—	21,422	605

With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	8,629	9,259	—	9,507	469
Non-residential	11,488	14,739	—	10,748	87
Commercial and industrial	—	—	—	1,167	49
	$20,117	$23,998	$—	$21,422	$605

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of December 31:

	2014	2013
	(In Thousands)
Residential real estate:
Multi-family	$689	$—
Mixed-use	453	2,210
Non-residential real estate	659	2,372
Commercial and industrial loans	2,555	84
	$4,356	$4,666

During the years ended December 31, 2014 and 2013, the Company recognized interest income of approximately $36,000 and $98,000, respectively, on the non-accrual loans. Interest income that would have been recorded had the loans been on the accrual status would have amounted to approximately $220,000 and $253,000 for the years ended December 31, 2014 and 2013, respectively. The Company is not committed to lend additional funds to borrowers whose loans have been placed on the non-accrual status.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of December 31, 2014:

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$13,314	$13,314	$—
Multi-family	—	—	689	689	187,328	188,017	—
Mixed-use	—	453	—	453	61,093	61,546	—
Non-residential real estate	—	—	659	659	81,963	82,622	—
Construction loans	—	—	—	—	46,607	46,607	—
Commercial and industrial loans	—	—	2,555	2,555	31,852	34,407	—
Consumer	—	—	—	—	142	142	—
	$—	$453	$3,903	$4,356	$422,299	$426,655	$—

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

Age Analysis of Past Due Loans as of December 31, 2013:

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$11,752	$11,752	$—
Multi-family	—	—	—	—	188,923	188,923	—
Mixed-use	—	2,210	—	2,210	48,257	50,467	—
Non-residential real estate	—	—	2,372	2,372	79,613	81,985	—
Construction loans	—	—	—	—	6,568	6,568	—
Commercial and industrial loans	—	—	—	—	31,345	31,345	—
Consumer	—	—	—	—	161	161	—
	$—	$2,210	$2,372	$4,582	$366,619	$371,201	$—

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Risk Profile by Internally Assigned Grade as of December 31, 2014:

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In Thousands)
Grade:
Pass	$261,501	$75,063	$46,607	$31,352	$142	$414,665
Special Mention	235	815	—	500	—	1,550
Substandard	1,141	6,744	—	2,555	—	10,440
	$262,877	$82,622	$46,607	$34,407	$142	$426,655

Credit Risk Profile by Internally Assigned Grade as of December 31, 2013:

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In Thousands)
Grade:
Pass	$248,932	$71,659	$6,568	$25,733	$161	$353,053
Special Mention	—	—	—	5,612	—	5,612
Substandard	2,210	10,326	—	—	—	12,536
	$251,142	$81,985	$6,568	$31,345	$161	$371,201

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and the Allowance for Loan Losses (Continued)

There were no loans modified that were deemed troubled debt restructuring during the year ended December 31, 2014. At December 31, 2014, none of the loans that were modified during the previous twelve months had defaulted during the year ended December 31, 2014.

The following table shows the breakdown of loans modified during the year ended December 31, 2013:

	2013
	(Dollars in Thousands)
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Real estate loans:
Multi-family	1	$307	$307
Non-residential	3	3,253	3,253
	4	$3,560	$3,560

The multi-family mortgage loan had an original interest rate of 6.75% with an amortization of 25 years. The Company reduced the interest rate and converted the monthly payment to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date. The loan was paid-off on October 8, 2013.

Two non-residential mortgage loans had an original rate of 6.25% with an amortization of 25 years. The Company reduced the interest rate and converted the monthly payments to interest only for twenty months and then amortizing for 30 years, with a balloon payment after approximately five and one-half years from the modification date.

One non-residential mortgage loan had an original interest rate of 4.75% with an amortization of 30 years. The Company reduced the interest rate and converted the monthly payments to interest only for nineteen months and then amortizing for 30 years, with a balloon payment after two years from the modification date.

As of December 31, 2013, none of the loans that were modified during the previous twelve months had defaulted during the year ended December 31, 2013.

Note 7 - Premises and Equipment, Net

Premises and equipment at December 31 are summarized as follows:

	2014	2013
	(In Thousands)
Land	$2,415	$2,415
Buildings and improvements	13,291	13,233
Leasehold improvements	638	638
Furnishings and equipment	6,786	6,666

	23,130	22,952
Accumulated depreciation and amortization	(11,412)	(10,718)

	$11,718	$12,234

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 8 - Accrued Interest Receivable, Net

Accrued interest receivable, net at December 31 is summarized as follows:

	2014	2013
	(In Thousands)
Loans receivable	$1,771	$1,531
Securities	19	25
	1,790	1,556
Allowance for uncollected interest	(337)	(289)
	$1,453	$1,267

Note 9 - Goodwill and Intangible Assets

Goodwill and intangible assets at December 31 are summarized as follows:

	2014	2013
	(In Thousands)
Goodwill	$749	$749
Customer relationships intangible	284	345
	$1,033	$1,094

The Company did not identify any impairment of goodwill and intangible assets during the year ended December 31, 2014 and recognized a goodwill impairment loss of $334,000 during the year ended December 31, 2013, resulting in a write-down of goodwill to $749,000 as of December 31, 2013.  The impairment was caused primarily by the expected decrease in other revenue from this division resulting from a reduction in personnel.  Amortization expense of customer relationships intangible was $61,000 and $61,000 for the years ended December 31, 2014 and 2013, respectively.  Scheduled amortization for each of the next five years and thereafter is as follows (in thousands):

2015	$61
2016	61
2017	61
2018	61
2019	40

Note 10 - Real Estate Owned (“REO”)

The Company owned five foreclosed properties valued at approximately $8,733,000 at December 31, 2014 consisting of an office building located in New Jersey, an office building located in Pennsylvania, a mixed-use property located in Massachusetts, a building housing auto repair and auto rental facilities located in Massachusetts, and a multi-family property located in Connecticut. All the properties were acquired through foreclosures during the year ended December 31, 2014, except for the office building located in New Jersey that was acquired through a foreclosure in 2012. Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense amounted to $486,000 during the year ended December 31, 2014. The multi-family property located in Connecticut with a balance of $115,000 at December 31, 2014 was subsequently sold in February 2015 at a gain of $5,000.

The Company owned one foreclosed property valued at approximately $3,985,000 at December 31, 2013 consisting of an office building located in New Jersey. REO expense amounted to $425,000 during the year ended December 31, 2013.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 11 - Deposits

	December 31,
	2014		2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$37,088	0.00%	$28,310	0.00%
NOW and money market	72,797	0.48%	60,334	0.36%
Total	109,885	0.32%	88,644	0.24%

Savings accounts	82,976	0.56%	85,156	0.55%

Certificates of deposit maturing in:
One year or less	57,805	0.88%	62,987	1.07%
After one to two years	58,693	1.50%	23,303	1.25%
After two to three years	39,477	2.28%	20,225	2.14%
After three to four years	12,356	1.72%	36,329	2.35%
After four years	12,860	1.92%	8,565	1.80%

Total	181,191	1.52%	151,409	1.59%

	$374,052	0.95%	$325,209	0.95%

As of December 31, 2014 and 2013, certificates of deposits equal to or in excess of $100,000 totaled approximately $121,348,000 and $89,699,000, respectively.

The Company had $986,000 at December 31, 2014 and $980,000 at December 31, 2013 in Certificate of Deposit Account Registry Service (“CDARS”) reciprocal certificates of deposits that were fully-insured brokered deposits as defined in the FDIC call report instructions. The CDARS certificates of deposits were obtained from one retail depositor and then transferred into the CDARS Network in order to obtain full FDIC insurance coverage for our customer. These types of deposits are known in the CDARS Network as reciprocal deposits.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2014	2013
	(In Thousands)
Demand deposits	$251	$219
Savings accounts	469	445
Certificates of deposit	2,567	2,287

	$3,287	$2,951

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 12 – Federal Home Loan Bank of New York (“FHLB”) Advances

	December 31,
	2014		2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Advances maturing in:
One year or less	$27,000	0.37%	$16,000	1.45%
After one to two years	3,000	1.03%	2,000	0.68%
After two to three years	—	0.00%	3,000	1.03%

	$30,000	0.44%	$21,000	1.32%

At December 31, 2014, none of the above advances were subject to early call or redemption features.

At December 31, 2014, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans.

At December 31, 2014, the Company had the ability to borrow $83.2 million, net of $30.0 million in outstanding advances, from the FHLB and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 13 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments. Retained earnings at December 31, 2014 and 2013, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of provision for income taxes are summarized as follows:

	Years Ended December 31,
	2014	2013
	(In Thousands)
Current tax expense	$714	$189
Deferred tax expense	73	211
	$787	$400

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 13 - Income Taxes (Continued)

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the existing federal income tax rate of 34% to income before taxes:

	Years Ended December 31,
	2014	2013
	(Dollars In Thousands)
Federal income tax at statutory rates	$845	$523
State and city tax, net of federal income tax effect	176	132
Non-taxable income on bank owned life insurance	(212)	(217)
Other	(22)	(38)
	$787	$400
Effective Income Tax Rate	31.7%	26.0%

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2014	2013
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,585	$1,742
State operating loss carryover	220	320
Reserve for uncollected interest	135	116
Depreciation	137	95
Benefit plans	1,540	1,387
Accumulated other comprehensive loss - DRP	21	52
Goodwill	—	15
Other	59	54
Total Deferred Tax Assets	3,697	3,781
Deferred tax liability:
Unrealized gain on securities available for sale	—	1
Goodwill	20	—
Total Deferred Tax Liabilities	20	1
	$3,677	$3,780

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 14 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2014	2013
	(In Thousands)
Audit and accounting	$544	$440
Telephone	477	392
Service contracts	457	402
Directors compensation	403	461
Legal fees	375	630
Other	312	350
Director, officer, and employee expenses	262	332
Insurance	232	222
Consulting expense	229	378
Recruiting expense	128	96
Office supplies and stationary	66	77
	$3,485	$3,780

Note 15 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth the funded status of the DRP and components of net pension periodic expense measured as of December 31:

	Years Ended December 31,
	2014	2013

	(Dollars In Thousands)

Projected benefit obligation – beginning	$1,041	$1,202
Service cost	73	73
Interest cost	40	41
Actuarial gain	(59)	(278)
Prior service cost	—	3

Projected benefit obligation – ending	$1,095	$1,041

Funded status – accrued liability included in accounts payable and accrued expenses	$1,095	$1,041
Accumulated benefit obligation	$1,037	$983

Discount rate	4.12%	4.45%
Salary increase rate	2.00%	2.00%

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 15 - Benefits Plans (Continued)

Outside Director Retirement Plan (“DRP”) (Continued)

	Years Ended December 31,
	2014	2013

	(Dollars In Thousands)

Net periodic pension expense:
Service cost	$73	$73
Interest cost	40	41
Actuarial loss recognized	(2)	36
Prior service cost recognized	21	21

Total net periodic pension expense included in other non-interest expenses	$132	$171

Discount rate	4.12%	4.45%
Salary increase rate	2.00%	2.00%

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ending December 31 as follows (in thousands):

2015	$90
2016	90
2017	90
2018	90
2019	90
2020 to 2024	585

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

During the years ended December 31, 2014 and 2013, expenses of $191,000 and income of $143,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Operations under Salaries and Employee Benefits. At December 31, 2014 and 2013, a liability for this plan of $1,989,000 and $1,799,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses. The former Chief Financial Officer, who resigned and left the Company effective July 24, 2013, is no longer participating in the SERP. In connection with his resignation, the Company reversed $221,000 in accrued liability and expenses and $88,000 in deferred taxes and tax expenses during 2013.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution in 2014 and 2013.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 15 - Benefits Plans (Continued)

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Company’s initial public stock offering, the Bank established an ESOP for all eligible employees (substantially all full-time employees). The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of Company common stock at $10.00 per share. The loan from the Company carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025. Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loan by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the ESOP loan was $3,647,000 and $3,846,000 at December 31, 2014 and 2013, respectively.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense during the years ended December 31, 2014 and 2013, totaled approximately $184,000 and $164,000, respectively. Dividends on unallocated shares, which totaled approximately $38,000 and $40,000 during 2014 and 2013, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $24,000 and $22,000 during 2014 and 2013, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	December 31,
	2014	2013
Allocated shares	207,368	181,447
Shares committed to be released	25,921	25,921
Unearned shares	285,131	311,052
Total ESOP Shares	518,420	518,420
Less allocated shares distributed to former or retired employees	(35,051)	(23,231)

Total ESOP Shares Held by Trustee	483,369	495,189

Fair value of unearned shares	$2,059,000	$2,433,000

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 16 - Commitments and Contingencies

Lease Commitments

Rentals under operating leases for certain branch offices and land amounted to $460,000 and $576,000 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, the minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

Year ending December 31,
2015	$437
2016	198
2017	98
2018	77
2019	16
Thereafter	1,058
$1,884

Other

On October 31, 2011, a complaint was filed by Stilwell Value Partners IV, L.P. in the Supreme Court of New York, New York County (the “Court”), against the MHC and each of the directors of the Company and the MHC as defendants, and against the Company as a nominal defendant. The complaint alleged that the directors had breached their fiduciary duties by not expanding the Company board to allow for disinterested consideration of a “second-step” conversion of the MHC. As relief, the complaint requested, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given sole responsibility to determine whether the Company should engage in a second-step conversion and that the Court order the Company to engage in a second-step conversion. A motion to dismiss the Complaint was filed on December 14, 2011. On September 27, 2012, the Court granted the Company’s motion to dismiss and dismissed the complaint granting Stilwell leave to file an amended complaint within 20 days. On December 14, 2012 Stilwell filed an amended complaint, alleging that the directors had breached their fiduciary duties by not voting to authorize a second step conversion or permitting disinterested consideration by new, independent board members of a second step conversion. Stilwell also asserted claims against the MHC, as majority shareholder of the Company.

The defendants and the Company filed a motion to dismiss on February 1, 2013. On October 23, 2013, the Court denied the motion to dismiss, holding the Court could not say that Stilwell had not alleged a viable claim, and thus the Court allowed the lawsuit against the Company’s directors and the MHC to proceed.  The defendants and the Company appealed that decision to the Supreme Court of the State of New York’s Appellate Division, First Department, (“Appellate Division”) on November 27, 2013. On June 12, 2014, the Appellate Division affirmed the Court’s decision.

Additionally, on February 21, 2014, Stilwell moved to disqualify the Company’s counsel, which represents the Company, the individual directors, and MHC in this litigation.  On December 30, 2014, the New York Supreme Court Appellate Division, First Department, affirmed the Court’s decision to deny Stilwell’s disqualification motion.

The parties have completed fact discovery and expert discovery. On January 14, 2015, Stilwell filed a certification of readiness for trial. Motions for summary judgment were filed by the parties on March 3, 2015. Oppositions to summary judgment are due March 31, 2015. Replies in support of summary judgment are due April 21, 2015.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant
		in Active	Other	(Level 3)
		Markets for	Observable	Significant
Description	Total	Identical Assets	Inputs	Unobservable Inputs
December 31, 2014	(In Thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$35	$—	$35	$—
Federal National Mortgage Association	5	—	5	—
Total	40	—	40	—
Nonrecurring:
Real estate owned	2,137	—	—	2,137

December 31, 2013:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$65	$—	$65	$—
Federal National Mortgage Association	48	—	48	—
Total	113	—	113	—
Nonrecurring:
Impaired loans	789	—	—	789

For real estate owned, fair value is generally determined through independent appraisals or fair value estimations of the underlying properties which generally include various Level 3 inputs which are not identifiable.  The appraisals or fair value estimation may be adjusted by management for qualitative reasons and estimated liquidation expenses.  Management’s assumptions may include consideration of location and occupancy of the property and current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs to reflect decreases in estimated values resulting from sales price observations and the impact of changing economic and market conditions.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 17 - Fair Value Disclosures (Continued)

At December 31, 2014 to account for the aforementioned factors, adjustments to appraisal or fair values for real estate owned ranged from 1.3% to 20.0%.

A loan is considered impaired when, based upon current information and events; it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan.  Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses or through partial charge-offs, and as such are carried at the lower of cost or the fair value.  Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized.  The liquidation expenses and other appraisal adjustments of the impaired loans at December 31, 2013 was 3.0%.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2014 and 2013:

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

Loans (Continued)

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

Investments in Restricted Stocks

The carrying amount of the FHLB of New York and ACBB stocks approximates their fair value and considers the limited marketability of these securities.

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 2014 and 2013, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 17 - Fair Value Disclosures (Continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at
			December 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$34,010	$34,010	$—	$34,010	$—
Certificates of deposit	150	150	—	150	—
Securities available for sale	40	40	—	40	—
Securities held to maturity	6,595	6,805	—	6,805	—
Loans receivable	423,445	429,467	—	—	429,467
Investments in restricted stock	1,933	1,933	—	1,933	—
Accrued interest receivable	1,453	1,453	—	1,453	—

Financial Liabilities
Deposits	374,052	377,276	—	377,276	—
FHLB of New York advances	30,000	29,970	—	29,970	—
Accrued interest payable	3	3	—	3	—

			Fair Value at
			December 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$31,531	$31,531	$—	$31,531	$—
Certificates of deposit	2,142	2,142	—	2,142	—
Securities available for sale	113	113	—	113	—
Securities held to maturity	8,444	8,739	—	8,739	—
Loans receivable	367,825	374,820	—	—	374,820
Investments in restricted stock	1,594	1,594	—	1,594	—
Accrued interest receivable	1,267	1,267	—	1,267	—

Financial Liabilities:
Deposits	325,209	328,654	—	328,654	—
FHLB of New York advances	21,000	21,016	—	21,016	—
Accrued interest payable	2	2	—	2	—

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp (Parent company only) as of December 31, 2014 and 2013 and for the years then ended.

Condensed Statements of Financial Condition

	December 31,
	2014	2013
	(In Thousands)
Assets
Cash and due from banks	$9,807	$12,492
Certificates of deposits	50	1,046
Investment in subsidiary	88,878	86,957
Loans (1)	1,479	—
ESOP loan receivable	3,647	3,847
Other assets	99	8
Total Assets	$103,960	$104,350

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$150	$182
Total Liabilities	150	182

Total Stockholders’ Equity	103,810	104,168

Total Liabilities and Stockholders’ Equity	$103,960	$104,350

(1)	Represents participation loans purchased from the Bank.

Condensed Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2014	2013
	(In Thousands)
Interest income – interest- earning deposits	$13	$6
Interest income – ESOP loan	318	332
Operating expenses	(324)	(260)

Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	7	78

Income tax expense	3	24

Income before Equity in Undistributed Earnings of Subsidiary	4	54

Equity in undistributed earnings of subsidiary	1,693	1,083

Net Income	$1,697	$1,137
Comprehensive Income	$1,743	$1,336

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information (Continued)

Statements of Cash Flow

	Years Ended December 31,
	2014	2013
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,697	$1,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings (loss) of subsidiary	(1,693)	(1,083)
(Increase) decrease in other assets	(91)	4
Decrease in other liabilities	(25)	(10)

Net Cash (Used in) Provided by Operating Activities	(112)	48

Cash Flows from Investing Activities
Repayment of ESOP loan	200	184
Purchase of loans	(1,479)	—
Net maturity (purchases) of certificates of deposit	996	(747)

Net Cash Used in Investing Activities	(283)	(563)

Cash Flows from Financing Activities
Cash dividends paid	(582)	(453)
Purchase of treasury stock	(1,708)	(579)

Net Cash Used in Financing Activities	(2,290)	(1,032)

Net Decrease in Cash and Cash Equivalents	(2,685)	(1,547)

Cash and Cash Equivalents - Beginning	12,492	14,039

Cash and Cash Equivalents - Ending	$9,807	$12,492

Note 19 – Related Party Transactions

In the normal course of business, the Company entered into deposit transactions with members of the Board of Directors and management. These transactions are entered into under the same terms as those for non-related parties and are considered immaterial to the Company’s consolidated financial statements. In addition, one member of the Board of Directors provides consulting services related to bank branching and the Community Reinvestment Act and another member of the Board of Directors provides legal services to the Company. Fees paid for the consulting and legal services totaled $15,200 and $7,250, respectively, for the year ended December 31, 2014 and $60,000 and $2,600, respectively, for the year ended December 31, 2013.

Index Northeast Community Bancorp, Inc. Notes to Consolidated Financial Statements

Note 20 – Reclassification Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	December 31,
	2014	2013
	(In Thousands)
Amortization of defined benefit pension items:
Prior service costs (1)	$21	$21	Salary and employee benefits
Unrecognized loss (1)	(2)	36	Salary and employee benefits
	19	57	Total before tax
	(8)	(22)	Income tax benefit
Total reclassifications for the period	$11	$35	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 15 for additional details).

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

