Form 10-Q
period 2015-03-31
NORTHEAST COMMUNITY BANCORP INC
filed 2015-05-15
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 12,229,302 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31,	December 31,
	2015	2014
	(In thousands,
	except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$3,065	$3,676
Interest-bearing deposits	44,562	30,334
Cash and cash equivalents	47,627	34,010

Certificates of deposit	150	150
Securities available-for-sale	38	40
Securities held-to-maturity (fair value of $6,462 and $6,805, respectively)	6,268	6,595
Loans receivable, net of allowance for loan losses of $3,920 and $3,816 respectively	426,203	423,445
Loans held-for-sale	5,464	—
Premises and equipment, net	11,624	11,718
Investments in restricted stock, at cost	2,041	1,933
Bank owned life insurance	21,266	21,113
Accrued interest receivable	1,555	1,453
Goodwill	749	749
Intangible assets	269	284
Other real estate owned	8,707	8,733
Other assets	5,556	5,202
Total assets	$537,517	$515,425
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$37,514	$37,088
Interest bearing	356,404	336,964
Total deposits	393,918	374,052

Advance payments by borrowers for taxes and insurance	4,260	3,338
Federal Home Loan Bank advances	32,380	30,000
Accounts payable and accrued expenses	4,041	4,225
Total liabilities	434,599	411,615

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,239,302 and 12,331,202 shares, respectively	132	132
Additional paid-in capital	56,987	57,007
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,787)	(2,851)
Retained earnings	55,252	55,548
Treasury stock – at cost, 985,698 and 893,798 shares, respectively	(6,645)	(5,999)
Accumulated other comprehensive loss	(21)	(27)
Total stockholders’ equity	102,918	103,810
Total liabilities and stockholders’ equity	$537,517	$515,425

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except share and per share data)
INTEREST INCOME:
Loans	$5,123	$4,691
Interest-earning deposits	11	4
Securities – taxable	64	73
Total Interest Income	5,198	4,768
INTEREST EXPENSE:
Deposits	907	754
Borrowings	37	65
Total Interest Expense	944	819
Net Interest Income	4,254	3,949
PROVISION FOR LOAN LOSSES	667	—
Net Interest Income after Provision for Loan Losses	3,587	3,949
NON-INTEREST INCOME:
Other loan fees and service charges	113	106
Earnings on bank owned life insurance	153	153
Investment advisory fees	187	203
Other	5	5
Total Non-Interest Income	458	467
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,039	2,258
Occupancy expense	407	421
Equipment	132	159
Outside data processing	286	254
Advertising	18	11
Other real estate owned expense	421	75
FDIC insurance premiums	94	127
Other	886	839
Total Non-Interest Expenses	4,283	4,144
Income (Loss) before Provision for Income Taxes	(238)	272
PROVISION (BENEFIT) FOR INCOME TAXES	(82)	57
Net Income (Loss)	$(156)	$215
Net Income (Loss) per Common Share - Basic and Diluted	$(0.01)	$0.02
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,004	12,197
Dividends Declared per Common Share	$0.03	$0.03

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months
	Ended March 31,
	(In thousands)

	2015	2014
Net income (loss)	$(156)	$215
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated
other comprehensive loss:
Amortization of prior service cost (1)	5	6
Amortization of actuarial gain (1)	(2)	(1)
Actuarial gains arising during period	7	15
Total	10	20
Income tax effect (2)	(4)	(8)
Total other comprehensive income	6	12

Total comprehensive income (loss)	$(150)	$227

(1)	Amounts are included in salaries and employees benefits in the unaudited consolidated statements of operations as part of net periodic pension cost. See Note 10 for further information.

(2)	Amounts are included in provision for income taxes in the unaudited consolidated statements of operations.

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2015 and 2014 (in thousands, except share and per share data)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2013	$132	$57,083	$(3,111)	$54,428	$(4,291)	$(73)	$104,168
Net income	—	—	—	215	—	—	215
Other comprehensive income	—	—	—	—	—	12	12
Purchase of 114,400 shares of treasury stock	—	—	—	—	(833)	—	(833)
Cash dividends declared ($0.03 per share)	—	—	—	(146)	—	—	(146)
ESOP shares earned	—	(18)	65	—	—	—	47
Balance – March 31, 2014	$132	$57,065	$(3,046)	$54,497	$(5,124)	$(61)	$103,463

Balance at December 31, 2014	$132	$57,007	$(2,851)	$55,548	$(5,999)	$(27)	$103,810
Net loss	—	—	—	(156)	—	—	(156)
Other comprehensive income	—	—	—	—	—	6	6
Purchase of 91,900 shares of treasury stock	—	—	—	—	(646)	—	(646)
Cash dividends declared ($0.03 per share)	—	—	—	(140)	—	—	(140)
ESOP shares earned	—	(20)	64	—	—	—	44
Balance – March 31, 2015	$132	$56,987	$(2,787)	$55,252	$(6,645)	$(21)	$102,918

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(156)	$215
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net accretion of securities discounts, net	(36)	(10)
Provision for loan losses	667	—
Depreciation	159	184
Net amortization of deferred loan fees and costs	28	46
Amortization of intangible assets	15	16
Deferred income tax benefit	(7)	(96)
Loss on sale of real estate owned	93	—
Loss provision on real estate owned	142	—
Earnings on bank owned life insurance	(153)	(153)
ESOP compensation expense	44	47
Increase in accrued interest receivable	(102)	(171)
(Increase) decrease in other assets	(351)	2,247
Decrease in accounts payable and accrued expenses	(172)	(165)
Net Cash Provided by Operating Activities	171	2,160
Cash Flows from Investing Activities:
Net increase in loans	(9,619)	(14,581)
Proceeds from sale of real estate owned	493	—
Principal repayments on securities available-for-sale	2	6
Principal repayments on securities held-to-maturity	363	491
Net purchase of FHLB of NY stock	(108)	—
Capitalized cost on real estate owned	—	(11)
Purchases of premises and equipment	(65)	(52)
Net Cash Used In Investing Activities	(8,934)	(14,147)
Cash Flows from Financing Activities:
Net increase in deposits	19,866	6,270
Proceeds from FHLB of NY advances	7,380	5,000
Repayment of FHLB of NY advances	(5,000)	(5,000)
Purchase of treasury stock	(646)	(833)
Increase in advance payments by borrowers for taxes and insurance	922	484
Cash dividends paid	(142)	(149)
Net Cash Provided by Financing Activities	22,380	5,772
Net Increase (Decrease) in Cash and Cash Equivalents	13,617	(6,215)
Cash and Cash Equivalents - Beginning	34,010	31,531
Cash and Cash Equivalents - Ending	$47,627	$25,316
SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid (refunded)	$150	$(1,906)
Interest paid	$943	$819
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Dividends declared and not paid	$140	$146
Loans receivable transferred to loans held-for-sale	$5,464	$—
Loans receivable transferred to real estate owned	$702	$—

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2014 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. That data, along with the interim financial information presented in the unaudited consolidated statements of financial condition, income, comprehensive income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after March 31, 2015 and through the date these consolidated financial statements were issued.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances plus net deferred loan origination costs less an allowance for loan losses. Interest on loans receivable is recorded on the accrual basis. An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured and in the process of collection. When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income. Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six consecutive months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest on loans that have been restructured is accrued according to the renegotiated terms, unless on non-accrual. Net loan origination fees and costs are deferred and amortized into income over the contractual lives of the related loans by use of the level yield method. Past due status of loans is based upon the contractual due date.

Loans Held-For-Sale

Loans held-for-sale are carried at the lower of aggregate cost or fair value, based on observable inputs in the secondary market. Changes in fair value of loans held-for-sale are recognized in earnings.

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

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. The Company seeks to minimize these risks by limiting the amount of construction loans outstanding at any time, by limiting our construction loans to borrowers who have in effect pre-sold their construction project, and by limiting our construction loans to multi-family and single family projects.

Consumer Loans. We offer personal loans, loans secured by passbook savings accounts, certificates of deposit accounts or statement savings accounts, and overdraft protection for checking accounts. We do not believe these loans represent a significant risk of loss to the Company.

The allowance for loan losses consists of specific and general reserves. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, a specific allowance is established or a partial charge-off is taken when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Beginning in the fourth quarter of 2012, the Company discontinued the use of specific allowances. If an impairment is identified, the Company now charges off the impaired portion immediately. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis

The Company does not evaluate individual one-to-four family residential real estate and consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring (“TDR”).

The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral or discounted cash flows. For loans secured by real estate, estimated fair values are determined primarily through in-house or third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values might be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discount also include estimated costs to sell the property.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses (Continued)

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

Loans the terms of which are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Adversely classified, non-accrual TDRs may be returned to accrued status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. All TDR loans are classified as impaired.

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of March 31, 2015.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill

Goodwill totaled $749,000 at March 31, 2015 and December 31, 2014 and consists of goodwill acquired in the business combination completed by the Company in November 2007. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. No impairment charges were recorded for the three-month periods ended March 31, 2015 and 2014.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents during the three-month periods ended March 31, 2015 and 2014. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The following table sets forth the amount of allocated shares, shares committed to be released, unallocated shares, allocated shares distributed to former or retired employees, and total shares held by the ESOP trust at the dates indicated:

	March 31,	December 31,
	2015	2014
Allocated shares	233,289	207,368
Shares committed to be released	6,480	25,921
Unallocated shares	278,651	285,131
Total ESOP Shares	518,420	518,420
Less allocated shares distributed to former or retired employees	(35,051)	(35,051)

Total ESOP Shares Held by Trustee	483,369	483,369

Fair value of unearned shares	$3,340,000	$2,059,000

The Company recognized compensation expense of $45,000 and $47,000 during the three-month periods ended March 31, 2015 and 2014, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

Note 4 – Outside director retirement plan (“drp”)

Net periodic pension cost for the Company’s DRP is as follows:

	Three Months
	Ended March 31,
	(In thousands)

	2015	2014
Service cost	$23	$18
Interest cost	11	10
Amortization of prior service cost	5	6
Amortization of actuarial gain	(2)	(1)
Total	$37	$33

This plan is an unfunded, non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2015
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$33	$—	$—	$33
Federal National Mortgage Association	5	—	—	5
Total	$38	$—	$—	$38

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$4,827	$145	$—	$4,972
Federal Home Loan Mortgage Corporation	180	5	—	185
Federal National Mortgage Association	122	3	—	125
Collateralized mortgage obligations-GSE	1,139	41	—	1,180
Total	$6,268	$194	$—	$6,462

NOTE 5 – INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 31, 2014
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$34	$1	$—	$35
Federal National Mortgage Association	5	—	—	5
Total	$39	$1	$—	$40

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$5,065	$159	$—	$5,224
Federal Home Loan Mortgage Corporation	186	6	—	192
Federal National Mortgage Association	128	3	—	131
Collateralized mortgage obligations-GSE	1,216	42	—	1,258
Total	$6,595	$210	$—	$6,805

Contractual final maturities of mortgage-backed securities available-for-sale were as follows:

	March 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Due after five but within ten years	$6	$6
Due after ten years	32	32

Total	$38	$38

Contractual final maturities of mortgage-backed securities held-to-maturity were as follows:

	March 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Due after one but within five years	$61	$62
Due after five but within ten years	149	152
Due after ten years	6,058	6,248

Total	$6,268	$6,462

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

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
		Markets for	Observable	Unobservable
Description	Total	Identical Assets	Inputs	Inputs
March 31, 2015:	(In thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$33	$—	$33	$—
Federal National Mortgage Association	5	—	5	—
Total	$38	$—	$38	$—

Nonrecurring:
Real estate owned	$2,111	$—	$—	$2,111
Loans held-for-sale - non-residential	$5,464	$—	$5,464	$—

December 31, 2014:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$35	$—	$35	$—
Federal National Mortgage Association	5	—	5	—
Total	$40	$—	$40	$—
Nonrecurring:
Real estate owned	$2,137	$—	$—	$2,137

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value Estimate	Valuation	Unobservable	Range
(In thousands)	Estimate	Techniques	Input	(Weighted Average Rate)
March 31, 2015:
Impaired real estate owned	$2,111	Appraisal of collateral (1)	Appraisal adjustments (2)	5.62% - 6.43% (6.36%)
			Liquidation expenses (2)	5.26% - 8.97% (5.63%)

December 31, 2014:
Impaired real estate owned	$2,137	Appraisal of collateral (1)	Appraisal adjustments (2)	1.34% - 20.00% (10.22%)
			Liquidation expenses (2)	0.25% - 1.29% (0.29%)

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and aged appraisals. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The carrying amounts and fair values of the Company’s financial instruments are summarized below:

			Fair Value at
			March 31, 2015
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$47,627	$47,627	$—	$47,627	$—
Certificates of deposit	150	150	—	150	—
Securities available-for-sale	38	38	—	38	—
Securities held-to-maturity	6,268	6,462	—	6,462	—
Loans receivable	426,203	428,219	—	—	428,219
Loans held-for-sale	5,464	5,464	—	5,464	—
Investments in restricted stock	2,041	2,041	—	2,041	—
Accrued interest receivable	1,555	1,555	—	1,555	—

Financial Liabilities
Deposits	393,918	389,168	—	389,168	—
FHLB of New York advances	32,380	32,353	—	32,353	—
Accrued interest payable	4	4	—	4	—

			Fair Value at
			December 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$34,010	$34,010	$—	$34,010	$—
Certificates of deposit	150	150	—	150	—
Securities available-for-sale	40	40	—	40	—
Securities held-to-maturity	6,595	6,805	—	6,805	—
Loans receivable	423,445	429,467	—	—	429,467
Investments in restricted stock	1,933	1,933	—	1,933	—
Accrued interest receivable	1,453	1,453	—	1,453	—

Financial Liabilities
Deposits	374,052	377,276	—	377,276	—
FHLB of New York advances	30,000	29,970	—	29,970	—
Accrued interest payable	3	3	—	3	—

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014:

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

Loans Held-For-Sale

Fair value of loans held-for-sale is determined by utilizing Level 2 inputs based on observable inputs in the secondary market.

Restricted Stock

The carrying amount of the restricted stock, consisting of Federal Home Loan Bank of New York (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock, approximates its fair value, and considers the limited marketability of these securities.

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At March 31, 2015 and December 31, 2014, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

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

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses and related information concerning loan balances:

	March 31,	December 31,
	2015	2014
	(In thousands)
Residential real estate:
One-to-four family	$13,720	$13,314
Multi-family	193,628	188,017
Mixed-use	62,572	61,546
Total residential real estate	269,920	262,877
Non-residential real estate	77,861	82,622
Construction	44,464	46,607
Commercial and industrial	37,179	34,407
Consumer	139	142

Total Loans	429,563	426,655

Allowance for loan losses	(3,920)	(3,816)
Deferred loan costs, net	560	606

Net Loans	$426,203	$423,445

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Three Months Ended March 31, 2015 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,023	$692	$492	$494	$—	$115	$3,816
Charge-offs	—	(588)	—	—	—	—	(588)
Recoveries	—	25	—	—	—	—	25
Provision (credit)	108	613	18	43	—	(115)	667
Ending balance	$2,131	$742	$510	$537	$—	$—	$3,920
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,131	$742	$510	$537	$—	$—	$3,920

Loans receivable:
Ending balance	$269,920	$77,861	$44,464	$37,179	$139	$—	$429,563

Ending balance: individually evaluated for impairment	$4,918	$2,423	$—	$2,567	$—	$—	$9,908

Ending balance: collectively evaluated for impairment	$265,002	$75,438	$44,464	$34,612	$139	$—	$419,655

For the Three Months Ended March 31, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,556	$896	$97	$456	$—	$10	$4,015
Charge-offs	—	(34)	—	—	—	—	(34)
Recoveries	—	224	—	—	—	—	224
Provision	32	(74)	38	(55)	—	59	—
Ending balance	$2,588	$1,012	$135	$401	$—	$69	$4,205

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At December 31, 2014 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance - Total	$2,023	$692	$492	$494	$—	$115	$3,816

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,023	$692	$492	$494	$—	$115	$3,816

Loans receivable:
Ending balance - Total	$262,877	$82,622	$46,607	$34,407	$142	$—	$426,655

Ending balance: individually evaluated for impairment	$5,367	$8,697	$—	$2,555	$—	$—	$16,619

Ending balance: collectively evaluated for impairment	$257,510	$73,925	$46,607	$31,852	$142	$—	$410,036

The following is a summary of impaired loans at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$4,918	$5,260	$—	$5,367	$5,709	$—
Non-residential real estate	2,423	3,193	—	8,697	11,714	—
Commercial and industrial	2,567	2,567	—	2,555	2,555	—
Subtotal	$9,908	$11,020	$—	$16,619	$19,978	$—

With an allowance recorded:	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	$4,918	$5,260	$—	$5,367	$5,709	$—
Non-residential real estate	2,423	3,193	—	8,697	11,714	—
Commercial and industrial	2,567	2,567	—	2,555	2,555	—
Total	$9,908	$11,020	$—	$16,619	$19,978	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Further information pertaining to impaired loans follows:

	Three Months		Three Months
	Ended March 31, 2015		Ended March 31, 2014

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$5,142	$42	$8,639	$48
Non-residential real estate	5,560	20	9,498	10
Commercial and industrial	2,561	—	—	—
Subtotal	$13,263	$62	$18,137	$58

With an allowance recorded:
Non-residential real estate	$—	$—	$2,039	$16
Subtotal	$—	$—	$2,039	$16

Total:
Residential real estate-Multi-family	$5,142	$42	$8,639	$48
Non-residential real estate	5,560	20	11,537	26
Commercial and industrial	2,561	—	—	—
Total	$13,263	$62	$20,176	$74

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2015 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$13,720	$13,720	$—
Multi-family	—	—	708	708	192,920	193,628	—
Mixed-use	—	—	—	—	62,572	62,572	—
Non-residential real estate	—	—	468	468	77,393	77,861	—
Construction	—	—	—	—	44,464	44,464	—
Commercial and industrial	425	—	2,567	2,992	34,187	37,179	—
Consumer	—	—	—	—	139	139	—
Total loans	$425	$—	$3,743	$4,168	$425,395	$429,563	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Age Analysis of Past Due Loans as of December 31, 2014 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$13,314	$13,314	$—
Multi-family	—	—	689	689	187,328	188,017	—
Mixed-use	—	453	—	453	61,093	61,546	—
Non-residential real estate	—	—	659	659	81,963	82,622	—
Construction	—	—	—	—	46,607	46,607	—
Commercial and industrial	—	—	2,555	2,555	31,852	34,407	—
Consumer	—	—	—	—	142	142	—
Total loans	$—	$453	$3,903	$4,356	$422,299	$426,655	$—

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Risk Profile by Internally Assigned Grade at March 31, 2015 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$268,979	$76,571	$44,464	$34,162	$139	$424,315
Special Mention	233	—	—	450	—	683
Substandard	708	1,290	—	2,567	—	4,565
Total	$269,920	$77,861	$44,464	$37,179	$139	$429,563

Credit Risk Profile by Internally Assigned Grade at December 31, 2014 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$261,501	$75,063	$46,607	$31,352	$142	$414,665
Special Mention	235	815	—	500	—	1,550
Substandard	1,141	6,744	—	2,555	—	10,440
Total	$262,877	$82,622	$46,607	$34,407	$142	$426,655

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of March 31, 2015 and December 31, 2014 (in thousands)

	2015	2014

Residential real estate:
Multi-family	$708	$689
Mixed-use	—	453
Non-residential real estate	468	659
Commercial and industrial loans	2,567	2,555
Total	$3,743	$4,356

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

There were no loans modified that were deemed troubled debt restructurings during the three months ended March 31, 2015 and March 31, 2014. As of March 31, 2015, none of the loans that were modified during the previous twelve months had defaulted in the three month period ended March 31, 2015. As of March 31, 2014, none of the loans that were modified during the previous twelve months had defaulted in the three month period ended March 31, 2014.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of March 31, 2015, we did not have any foreclosed consumer residential real estate property and we did not have any consumer loans collateralized by real estate property for which foreclosure proceedings were in process.

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 9 – DIVIDEND RESTRICTION

NorthEast Community Bancorp MHC (the “MHC”) held 7,273,750 shares, or 59.4%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 40.6% of outstanding stock, at March 31, 2015. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the period from November 25, 2014 through November 24, 2015.

The MHC has waived receipt of all past dividends paid by the Company through March 31, 2015, with the exception of the dividend for the quarter ended June 30, 2012. Because the MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012, the MHC received $218,000 in dividends in August 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of March 31, 2015 and December 31, 2014, the aggregate retained earnings restricted for cash dividends waived were $6,328,000 and $6,110,000, respectively.

NOTE 10 – RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated Other Comprehensive Loss are as follows:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	(In thousands)

Amortization of defined benefit pension items:
Prior service costs	$5	(1)	$6	(1)	Salary and employee benefits
Actuarial gain	(2)	(1)	(1)	(1)	Salary and employee benefits
	3		5		Total before tax
	(1)		(1)		Provision for income taxes
Total reclassifications for the period	$2		$4		Net of taxes
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and valuation of goodwill to be critical accounting policies. There have been no changes to our critical accounting policies and procedures during the three months ended March 31, 2015.

For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2014 Annual Report on Form 10-K.

First Quarter Performance Highlights

The Company suffered a net loss of $156,000 for the quarter ended March 31, 2015 compared to net income of $215,000 for the same period in 2014 primarily due to increases in the provision for loan losses and non-interest expense and a decrease in non-interest income, partially offset by an increase in net interest income and a decrease in the provision for income taxes. The increase in the provision for loan losses was primarily a result of discussions that started during the quarter ended March 31, 2015 and the decision in May 2015 by the participating financial institutions, including the Company, sharing participation in a group of related non-residential real estate mortgage loans secured by a single hotel property to market the loans for sale in response to rising concerns regarding the borrower’s continuing ability to service the loans. As a result of the decision to market the loans for sale, the Company transferred the loans to the held-for-sale category, adjusting the carrying amount of the loans to fair value estimated based on market bids to purchase the loans. The adjustment resulted in additional provision for loan losses of $588,000 recognized upon transfer. On May 12, 2015, the participating financial institutions, including the Company, agreed to a sale of the loans to a selected bidder. Upon completion of the sale, the Company expects to receive approximately $5.5 million for its participation interests in the loans, which amount is equal to the carrying value of the loans as of March 31, 2015.

Non-performing loans (comprised of non-accrual loans) decreased by $613,000, or 14.1%, to $3.7 million as of March 31, 2015 from $4.4 million as of December 31, 2014. The decrease in non-performing loans was primarily due to the foreclosure and transition into real estate owned of one mixed-use mortgage loan and one non-residential mortgage loan totaling $664,000, partially offset by payments made by the Company for real estate taxes and water and sewer charges totaling $52,000 on properties secured by the non-performing mortgage loans.

Our interest rate spread decreased to 3.39% for the three months ended March 31, 2015 from 3.59% for the three months ended March 31, 2014 and our net interest margin decreased to 3.59% for the three months ended March 31, 2015 from 3.81% for the three months ended March 31, 2014. The decrease in the interest rate spread and the net interest margin in the first quarter of 2015 compared to the same period in 2014 was due to a decrease of 21 basis points in the yield on our interest-earning assets that exceeded a decrease of one basis point in the cost of our interest-bearing liabilities.

Our loans receivable, net, increased by $2.8 million, or 0.7%, to $426.2 million as of March 31, 2015 from $423.4 million at December 31, 2014 due primarily to increases of $5.6 million in multi-family mortgage loans, $2.8 million in commercial and industrial loans, $1.0 million in mixed-use mortgage loans, and $406,000 in one-to-four family mortgage loans, partially offset by decreases of $4.8 million in non-residential mortgage loans, $2.1 million in construction mortgage loans and $3,000 in consumer loans. The decrease in non-residential mortgage loans was largely due to the transfer of the participation loans discussed above, totaling $5.5 million, to loans held-for-sale from loans receivable, net.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased by $22.1 million, or 4.3%, to $537.5 million at March 31, 2015 from $515.4 million at December 31, 2014. The increase in total assets was due primarily to increases of $13.6 million in cash and cash equivalents, $2.8 million in loans receivable, net, $5.5 million in loans held-for-sale, $354,000 in other assets, $153,000 in bank owned life insurance, $108,000 in restricted stock, and $102,000 in accrued interest receivable, partially offset by decreases of $327,000 in securities held-to-maturity, $94,000 in premises and equipment, and $26,000 in real estate owned. The increase in total assets was funded primarily from increases of $19.9 million in deposits, $2.4 million in FHLB advances, and $922,000 in advance payments by borrowers for taxes and insurance.

Loans receivable, net, increased by $2.8 million, or 0.7%, to $426.2 million at March 31, 2015 from $423.4 million at December 31, 2014 due primarily to loan originations totaling $17.1 million which exceeded loan repayments totaling $8.2 million, partially offset by the transfer of $5.5 million in non-residential mortgage loans to loans held-for-sale. The increase in the mortgage loan portfolio was due to increases of $5.6 million, or 3.0%, in the multi-family mortgage loan portfolio to $193.6 million at March 31, 2015 from $188.0 million at December 31, 2014, $2.8 million, or 8.1%, in the commercial and industrial loan portfolio to $37.2 million at March 31, 2015 from $34.4 million at December 31, 2014, $1.0 million, or 1.7%, in the mixed-use mortgage loan portfolio to $62.6 million at March 31, 2015 from $61.5 million at December 31, 2014, and $406,000, or 3.1%, in the one-to-four family mortgage loan portfolio to $13.7 million at March 31, 2015 from $13.3 million at December 31, 2014, partially offset by decreases of $4.8 million, or 5.8%, in the non-residential mortgage loan portfolio to $77.9 million at March 31, 2015 from $82.6 million at December 31, 2014, $2.1 million, or 4.6%, in the construction mortgage loan portfolio to $44.5 million at March 31, 2015 from $46.6 million at December 31, 2014 and $3,000, or 2.1%, in the consumer loan portfolio to $139,000 at March 31, 2015 from $142,000 at December 31, 2014.

The increases in the multi-family and mixed-use mortgage loan portfolio and the commercial and industrial loan portfolio were due to the Company’s more aggressive origination activities in our two lending regions in the New York City metropolitan area for purposes of increasing interest income. The decrease in the non-residential mortgage loan portfolio was due to the transfer of $5.5 million in non-residential mortgage loans to loans held-for-sale. The decrease in the construction mortgage loan portfolio was due to the satisfaction of construction mortgage loans as builders completed and sold projects to buyers.

Cash and cash equivalents increased by $13.6 million, or 40.0%, to $47.6 million at March 31, 2015 from $34.0 million at December 31, 2014 due primarily to increases in deposits and FHLB advances, offset by an increase in the loan portfolio. Bank owned life insurance increased by $153,000, or 0.7%, to $21.3 million at March 31, 2015 from $21.1 million at December 31, 2014 due to accrued earnings during 2015. Other assets increased by $354,000, or 6.8%, to $5.6 million at March 31, 2015 from $5.2 million at December 31, 2014 due to an increase in miscellaneous assets. Investments in restricted stocks increased by $108,000, or 5.6%, to $2.0 million at March 31, 2015 from $1.9 million at December 31, 2014 due to increases in mortgage-related assets and borrowings from the FHLB that triggered an increase in the required amount of FHLB restricted stock.

Real estate owned decreased by $26,000, or 0.3%, to $8.7 million at March 31, 2015 from $8.7 million at December 31, 2014 due to the foreclosure and transition into real estate owned of one mixed-use mortgage loan totaling $471,000 and one non-residential mortgage loan totaling $231,000, partially offset by the sale of one mixed-use real estate owned totaling $471,000 and one multi-family real estate owned totaling $115,000 and the establishment of valuation allowances of $122,000 for one mixed-use real estate owned and $20,000 for one non-residential real estate owned.

Accrued interest receivable increased by $102,000, or 7.0%, to $1.6 million at March 31, 2015 from $1.4 million at December 31, 2014 due primarily to an increase in the mortgage loan portfolio. Securities held-to-maturity decreased by $327,000, or 5.0%, to $6.3 million at March 31, 2015 from $6.6 million at December 31, 2014 due primarily to repayments. Premises and equipment decreased by $94,000, or 0.8%, to $11.6 million at March 31, 2015 from $11.7 million at December 31, 2014 due primarily to depreciation.

Deposits increased by $19.9 million, or 5.3%, to $393.9 million at March 31, 2015 from $374.0 million at December 31, 2014. The increase in deposits was primarily attributable to increases of $17.2 million in certificates of deposit, $2.1 million in regular savings accounts, $426,000 in non-interest bearing accounts, and $113,000 in NOW and money market accounts. The increase in certificates of deposit was due to the offering of competitive interest rates for non-broker certificates of deposit gathered through a non-broker nationwide certificate of deposit listing service from banks and credit unions in amounts greater than $75,000 and less than $250,000. The increase in certificates of deposit was also due to the offering of competitive interest rates by our Massachusetts branch offices. As a result, we obtained an additional $9.2 million in non-broker certificates of deposit through the listing service and $8.0 million in non-broker certificates of deposit through our Massachusetts branch offices since December 31, 2014. The increase in regular savings accounts was due to the successful marketing efforts by our New York branch offices.

FHLB advances increased by $2.4 million, or 7.9%, to $32.4 million at March 31, 2015 from $30.0 million at December 31, 2014. The increase in deposits and FHLB advances was primarily attributable to efforts by the Company to increase liquidity, fund loan originations, increase reliance on long term certificates of deposit, and diversify sources of funds. Advance payments by borrowers for taxes and insurance increased by $922,000, or 27.6%, to $4.3 million at March 31, 2015 from $3.3 million at December 31, 2014 due primarily to an increase in the mortgage loan portfolio.

Stockholders’ equity decreased by $892,000, or 0.9%, to $102.9 million at March 31, 2015, from $103.8 million at December 31, 2014. This decrease was primarily the result of stock repurchases of $646,000, cash dividends declared and paid of $140,000, and comprehensive loss of $150,000, partially offset by the amortization of $44,000 for the ESOP for the period.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income decreased by $371,000, or 172.6%, to a net loss of $156,000 for the quarter ended March 31, 2015 from net income of $215,000 for the quarter ended March 31, 2014. The decrease was primarily the result of increases of $667,000 in provision for loan losses and $139,000 in non-interest expenses and a decrease of $9,000 in non-interest income, partially offset by an increase of $305,000 in net interest income and a decrease of $139,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $305,000, or 7.7%, to $4.3 million for the three months ended March 31, 2015 from $3.9 million for the three months ended March 31, 2014. The increase in net interest income resulted primarily from an increase of $430,000 in interest income, partially offset by an increase of $125,000 in interest expense.

The net interest spread decreased by 20 basis points to 3.39% for the three months ended March 31, 2015 from 3.59% for the three months ended March 31, 2014. The net interest margin decreased by 22 basis points between these periods from 3.81% for the quarter ended March 31, 2014 to 3.59% for the quarter ended March 31, 2015. The decrease in the interest rate spread and the net interest margin in the first quarter of 2015 compared to the same period in 2014 was due to a decrease of 21 basis points in the yield on our interest-earning assets that exceeded a decrease of one basis point in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 21 basis points to 4.39% for the three months ended March 31, 2015 from 4.60% for the three months ended March 31, 2014 and the cost of our interest-bearing liabilities decreased by one basis point to 1.00% for the three months ended March 31, 2015 from 1.01% for the three months ended March 31, 2014. The decrease in the yield on our interest-earning assets was due to a decrease in the yield on loans receivable, offset by increases in the yield on securities and other interest-earning assets. The decrease in the cost of our interest-bearing liabilities was due to a decrease in the cost of borrowed money, offset by an increase in the cost of interest-bearing deposits.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$432,907	$5,123	4.73%	$377,558	$4,691	4.97%
Securities (including restricted stock)	8,539	64	3.00	9,988	73	2.92
Other interest-earning assets	32,619	11	0.13	26,751	4	0.06
Total interest-earning assets	474,065	5,198	4.39	414,297	4,768	4.60
Allowance for loan losses	(3,824)			(4,129)
Non-interest-earning assets	52,675			49,363
Total assets	$522,916			$459,531

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$72,172	$85	0.47%	$63,210	$55	0.35%
Savings and club accounts	83,514	116	0.56	85,383	115	0.54
Certificates of deposit	190,588	706	1.48	155,010	584	1.51
Total interest-bearing deposits	346,274	907	1.05	303,603	754	0.99

Borrowings	31,751	37	0.47	21,000	65	1.24
Total interest-bearing liabilities	378,025	944	1.00	324,603	819	1.01

Noninterest-bearing demand	33,430			23,262
Other liabilities	7,532			7,742
Total liabilities	418,987			355,607

Stockholders’ equity	103,929			103,924

Total liabilities and stockholders' equity	$522,916			$459,531
Net interest income		$4,254			$3,949
Interest rate spread			3.39%			3.59%
Net interest margin			3.59%			3.81%
Net interest-earning assets	$96,040			$89,694
Interest-earning assets to interest-bearing liabilities	125.41%			127.63%

(1)	Includes loans held-for-sale for the three months ended March 31, 2015.

Total interest income increased by $430,000, or 9.0%, to $5.2 million for the three months ended March 31, 2015 from $4.8 million for the three months ended March 31, 2014. Interest income on loans increased by $432,000, or 9.2%, to $5.1 million for the three months ended March 31, 2015 from $4.7 million for the three months ended March 31, 2014. The increase was primarily the result of an increase of $55.3 million, or 14.7%, in the average balance of the loan portfolio to $432.9 million for the three months ended March 31, 2015 from $377.6 million for the three months ended March 31, 2014 as originations outpaced repayments and charge-offs, net of recoveries. The increase in the average balance of the loan portfolio was offset by a decrease of 24 basis points in the average yield on loans to 4.73% for the three months ended March 31, 2015 from 4.97% for the three months ended March 31, 2014. The decrease in the average yield on loans was due to the pay-off of numerous higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of numerous mortgage loans in our loan portfolio.

Interest income on securities decreased by $9,000, or 12.3%, to $64,000 for the three months ended March 31, 2015 from $73,000 for the three months ended March 31, 2014. The decrease was primarily due to a decrease of $1.4 million, or 14.5%, in the average balance of securities to $8.5 million for the three months ended March 31, 2015 from $10.0 million for the three months ended March 31, 2014, offset by an increase of eight basis points in the average yield on securities to 3.00% for the three months ended March 31, 2015 from 2.92% for the three months ended March 31, 2014. The decrease in the average balance was due to the principal repayments on investment securities, offset by an increase in restricted stock. The increase in the yield was due to dividends from FHLB New York stock that yielded approximately 4.0% and an increase in FHLB New York stock as a percentage of total investment securities.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $7,000, or 175.0%, to $11,000 for the three months ended March 31, 2015 from $4,000 for the three months ended March 31, 2014. The increase was primarily due to an increase of seven basis points in the average yield on other interest-earning assets to 0.13% for the three months ended March 31, 2015 from 0.06% for the three months ended March 31, 2014 and an increase of $5.9 million, or 21.9%, in the average balance of interest-earning assets to $32.6 million for the three months ended March 31, 2015 from $26.8 million for the three months ended March 31, 2014. The increase in the yield was due to the placement of other interest-earning assets in one of our correspondent banks to generate higher yield. The increase in the average balance was due to an increase in deposits and borrowings.

Total interest expense increased by $125,000, or 15.3%, to $944,000 for the three months ended March 31, 2015 from $819,000 for the three months ended March 31, 2014. Interest expense on deposits increased by $153,000, or 20.3%, to $907,000 for the three months ended March 31, 2015 from $754,000 for the three months ended March 31, 2014. The increase in the interest expense on deposits was a result of an increase of $42.7 million, or 14.1%, in the average balance of interest bearing deposits to $346.3 million for the three months ended March 31, 2015 from $303.6 million for the three months ended March 31, 2014. The increase in the interest expense on deposits was also a result of an increase of six basis points in the average cost of interest-bearing deposits to 1.05% for the three months ended March 31, 2015 from 0.99% for the three months ended March 31, 2014.

The interest expense of our interest-bearing demand deposits increased by $30,000, or 54.5%, to $85,000 for the three months ended March 31, 2015 from $55,000 for the three months ended March 31, 2014. The increase in interest expense in our interest-bearing demand deposits was due to an increase of $9.0 million, or 14.2%, in the average balance of our interest-bearing demand deposits to $72.2 million for the three months ended March 31, 2015 from $63.2 million for the three months ended March 31, 2014 and an increase of 12 basis points in the average interest cost to 0.47% for the three months ended March 31, 2015 from 0.35% for the three months ended March 31, 2014 as we offered competitive interest rates to generate deposits.

The interest expense of our interest-bearing savings and club deposits increased by $1,000, or 0.9%, to $116,000 for the three months ended March 31, 2015 from $115,000 for the three months ended March 31, 2014. The increase in interest expense in our interest-bearing savings and club deposits was due to a two basis point increase in the average interest cost to 0.56% for the three months ended March 31, 2015 from 0.54% for the three months ended March 31, 2014 as we continued to offer competitive interest rates to generate deposits. This was offset by a decrease of $1.9 million, or 2.2%, in the average balance of our interest-bearing savings and club deposits to $83.5 million for the three months ended March 31, 2015 from $85.4 million for the three months ended March 31, 2014.

The interest expense of our interest-bearing certificates of deposit increased by $122,000, or 20.9%, to $706,000 for the three months ended March 31, 2015 from $584,000 for the three months ended March 31, 2014. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $35.6 million, or 23.0%, in the average balance of our interest-bearing certificates of deposit to $190.6 million for the three months ended March 31, 2015 from $155.0 million for the three months ended March 31, 2014. The increase in our interest-bearing certificates was due to management’s decision to continue offering competitive interest rates to generate deposits through our Massachusetts branch offices and through a non-broker nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was offset by a three basis point decrease in the average interest cost on such certificates to 1.48% for the three months ended March 31, 2015 from 1.51% for the three months ended March 31, 2014. The decrease in the average interest cost of our interest-bearing certificates of deposit was due to the re-pricing of maturing certificates of deposit.

Interest expense on borrowings decreased by $28,000, or 43.1%, to $37,000 for the three months ended March 31, 2015 from $65,000 for the three months ended March 31, 2014. The decrease in interest expense on borrowings was due to a decrease of 77 basis points in the cost of borrowed money to 0.47% for the three months ended March 31, 2015 from 1.24% for the three months ended March 31, 2014 due primarily to the maturity and repayment of higher costing FHLB advances and new lower cost FHLB advances obtained during the twelve months ended March 31, 2015. The decrease in the cost of borrowings was partially offset by an increase of $10.8 million, or 51.2%, in the average balance of borrowed money to $31.8 million for the three months ended March 31, 2015 from $21.0 million for the three months ended March 31, 2014.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2015 and 2014.

	Three Months
	Ended March 31,
	2015	2014

	(Dollars in thousands)
Allowance at beginning of period	$3,816	$4,015
Provision for loan losses	667	—
Charge-offs	(588)	(34)
Recoveries	25	224
Net (Charge-offs) Recovery	(563)	190
Allowance at end of period	$3,920	$4,205

End of period - Allowance to non-performing loans	104.73%	88.99%
End of period - Allowance to total loans outstanding	0.91%	1.09%
Net charge-offs (recoveries) to average loans outstanding during the period	0.14%	(0.05)%

The allowance to non-performing loans ratio increased to 104.73% at March 31, 2015 from 88.99% at March 31, 2014 due primarily to a decrease in non-performing loans to $3.7 million at March 31, 2015 from $4.7 million at March 31, 2014, offset by a decrease of $285,000 in the allowance for loan losses. The decrease in non-performing loans was due to the foreclosure and transition to real estate owned of two mortgage loans totaling $2.6 million, the conversion from non-performing to performing status of one mortgage loan totaling $859,000 and the satisfaction of one mortgage loan totaling $775,000 and two commercial and industrial loans totaling $81,000, partially offset by the addition of two commercial and industrial loans totaling $3.3 million and one mortgage loan totaling $708,000.

The allowance for loan losses was $3.9 million at March 31, 2015, $3.8 million at December 31, 2014, and $4.2 million at March 31, 2014. We recorded a provision for loan losses of $667,000 for the three month period ended March 31, 2015 compared to no provision for loan losses for the three months ended March 31, 2014.

We charged-off $588,000 against three related non-residential mortgage loans during the three months ended March 31, 2015 compared to charge-offs of $34,000 against one non-residential mortgage loan during the three months ended March 31, 2014. We recorded recoveries of $25,000 during the three months ended March 31, 2015 compared to recoveries of $224,000 during the three months ended March 31, 2014.

The reduction in the allowance for loan losses was also due to the Company’s decision during the third quarter of 2014 to revise the methodology used to calculate the historical loss factor. In this regard, the Company revised the historical loss look back period from three to two years as a result of the Company’s determination that the Company’s historical loss charge-offs from 2009 to 2012 was a result of the recent economic recession, that the bulk of the loss charge-offs from 2009 to 2012 occurred in 2012, that there has not been a significant amount of loss charge-offs during the past two years, and that the Company’s loan portfolio has weathered the recession with no further anticipated significant loss charge-offs.

Non-interest Income. Non-interest income decreased by $9,000, or 1.9%, to $458,000 for the three months ended March 31, 2015 from $467,000 for the three months ended March 31, 2014. The decrease was primarily due to a decrease of $16,000 in advisory fee income generated by our wealth management division, offset by an increase of $7,000 in other loan fees and service charges. The decrease in advisory fee income from our wealth management division was due to a decrease in assets under management. The increase in other loan fees and service charges was due to an increase in loan fees.

Non-interest Expense. Non-interest expense increased by $139,000, or 3.4%, to $4.3 million for the three months ended March 31, 2015 from $4.1 million for the three months ended March 31, 2014. The increase resulted primarily from increases of $346,000 in real estate owned expense, $47,000 in other non-interest expense, $32,000 in outside data processing expense, and $7,000 in advertising expense, partially offset by decreases of $219,000 in salaries and employee benefits, $33,000 in FDIC insurance expense, $27,000 in equipment expense and $14,000 in occupancy expense.

Real estate owned expense increased by $346,000, or 461.3%, to $421,000 in 2015 from $75,000 in 2014 due to increased operating expenses related to five foreclosed properties during the quarter ended March 31, 2015 compared to one foreclosed property during the quarter ended March 31, 2014. In addition, the Company established valuation allowances totaling $142,000 against one mixed-use real estate owned and one non-residential real estate owned and sold two foreclosed properties for a net loss of $93,000 during the quarter ended March 31, 2015.

Other non-interest expense increased by $47,000, or 5.6%, to $886,000 in 2015 from $839,000 in 2014 due mainly to increases of $39,000 in miscellaneous other non-interest expenses, $25,000 in legal fees, $3,000 in service contracts, and $1,000 in insurance expenses, partially offset by decreases of $11,000 in audit and accounting fees, $7,000 in directors compensation, and $3,000 in office supplies and stationery expense. The increase in miscellaneous other non-interest expenses was partially due to increases of $36,000 in consulting fees, $8,000 in miscellaneous loan underwriting expenses, and $2,000 in dues and subscriptions, partially offset by decreases of $9,000 in donations. The increase in legal fees was partially due to an increase in foreclosure expenses.

Outside data processing expense increased by $32,000, or 12.6%, to $286,000 in 2015 from $254,000 in 2014 due to an upgrade in data services. Advertising expense increased by $7,000, or 63.6%, to $18,000 in 2015 from $11,000 in 2014 due to marketing efforts to promote services and products.

Salaries and employee benefits, which represented 47.6% of the Company’s non-interest expense during the quarter ended March 31, 2015, decreased by $219,000, or 9.7%, to $2.0 million in 2015 from $2.3 million in 2014 due to a reduction in the number of full time equivalent employees to 91 at March 31, 2015 from 102 at March 31, 2014, offset by the staffing of the Rockland County, New York loan production office. The reduction in staff occurred in the wealth management department, branch operations, lending operations, and headquarters support personnel as part of a continued effort to contain expenses.

FDIC insurance expense decreased by $33,000, or 26.0%, to $94,000 in 2015 from $127,000 in 2014 due to a decrease in the Company’s quarterly assessment multiplier, offset by an increase in the Company’s assessment base from 2014 to 2015. Equipment expense decreased by $27,000, or 17.0%, to $132,000 in 2015 from $159,000 in 2014 due to decreases in the purchases of additional equipment and continued efforts to contain expenses. Occupancy expense decreased by $14,000, or 3.3%, to $407,000 in 2015 from $421,000 in 2014 due to a reimbursement of rental expense for our First Avenue branch office, offset by an increase in the operating expenses for our Massachusetts branch offices primarily due to the severe winter weather.

Provision for Income Taxes. Income taxes decreased by $139,000, or 243.9%, to a benefit of $82,000 for the three months ended March 31, 2015 from an expense of $57,000 for the three months ended March 31, 2014. The decrease resulted primarily from a $510,000 decrease in pre-tax income in 2015 compared to 2014. The effective tax rate was a benefit of 34.5% for the three months ended March 31, 2015 and an expense of 21.0% for the three months ended March 31, 2014.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At	At
	March 31, 2015	December 31, 2014
	(Dollars in thousands)

Non-accrual loans	$3,743	$4,356
Loans past due 90 days or more and accruing	—	—
Total non-performing loans	3,743	4,356
Other real estate owned	8,841	8,733
Total non-performing assets	12,584	13,089

Accruing troubled debt restructurings	12,217	12,263
Nonaccrual troubled debt restructurings	468	448
Total troubled debt restructurings	12,685	12,711
Less nonaccrual troubled debt restructurings in total nonaccrual loans	468	448

Total troubled debt restructurings and non-performing assets	$24,801	$25,352
Total non-performing loans to total loans (including loans held-for-sale)	0.86%	1.02%
Total non-performing assets to total assets	2.34%	2.54%
Total non-performing assets and troubled debt restructurings to total assets	4.61%	4.92%

The non-accrual loans at March 31, 2015 consisted of four loans in the aggregate, comprised of one multi-family mortgage loan, one non-residential mortgage loans, and two commercial and industrial loans.

Non-performing loans decreased by $613,000, or 14.1%, to $3.7 million as of March 31, 2015 from $4.4 million as of December 31, 2014. The decrease in non-performing loans was primarily due to the foreclosure and transition into real estate owned of one mixed-use mortgage loan and one non-residential mortgage loan totaling $702,000, partially offset by payments totaling $52,000 made by the Company for real estate taxes and similar items to protect the collateral position of the Company.

The one non-accrual multi-family mortgage loan had an outstanding balance of $708,000 at March 31, 2015 and is secured by a 23 unit apartment building. This loan was classified as substandard at March 31, 2015. The Company has commenced foreclosure action and the Court has appointed a receiver of rent. We are evaluating the options currently available to us.

The one non-accrual non-residential mortgage loan had an outstanding balance of $468,000, net of charge-off of $400,000, at March 31, 2015 and is secured by a strip shopping center and warehouse. This loan was classified as substandard at March 31, 2015. The property was severely damaged by fire and the Company and the borrower are currently suing the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The Court has issued a trial date for July 2015. We are evaluating the options currently available to us.

The two non-accrual commercial and industrial loans had an aggregate balance of $2.6 million at March 31, 2015, consisting of a line of credit with an outstanding balance of $1.4 million and remaining available line of credit of $76,000 and a term loan with an outstanding balance of $1.1 million. The loans are secured by the assets of a construction company. The Company is working with the borrower and the borrower’s surety bonding company to cure the delinquencies and/or satisfy the loans.

Based on recent fair value analyses of these properties, the Company does not anticipate any losses beyond the amounts already charged off.

At March 31, 2015, we owned five foreclosed properties with a net balance of $8.8 million consisting of an office building located in Lawrenceville, New Jersey, an office building located in Pittsburgh, Pennsylvania, a mixed-use property located in Peabody, Massachusetts, a building housing auto repair and auto rental facilities located in Brockton, Massachusetts, and a building housing a restaurant and fish market located in Milford, New Hampshire.

The Brockton, Massachusetts property has a contract of sale that we expect to be completed in the second quarter of 2015. We have been marketing the remaining four properties for sale or rental.

The Company sold one foreclosed multi-family property and acquired and sold one foreclosed mixed-use property during the quarter ended March 31, 2015 resulting in a net loss of $93,000.

TROUBLED DEBT RESTRUCTURED LOANS

There were no loans modified that were deemed to be TDRs during the three months ended March 31, 2015. As of March 31, 2015, none of the loans that were modified during the previous twelve months had defaulted in the twelve month period ended March 31, 2015. There were no charge-offs of loans classified as TDRs in the three months ended March 31, 2015.

The following tables show the activity in TDR loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total
	(in thousands)

Balance at December 31, 2014	$4,226	$8,485	$—	$—	$—	$12,711
Additions	—	—	—	—	—	—
Repayments	(20)	(478)	—	—	—	(498)
Amortization of TDR reserves	4	—	—	—	—	4
Balance - March 31, 2015	$4,210	$8,007	$—	$—	$—	$12,217
Related allowance	$—	$—	$—	$—	$—	$—

There were no loans modified that were deemed to be TDRs during the three months ended March 31, 2014. As of March 31, 2014, none of the loans that were modified during the previous twelve months had defaulted in the twelve month period ended March 31, 2014. There were no charge-offs of loans classified as TDRs in the three months ended March 31, 2014. Additions for the period consist of real estate taxes and similar items paid to protect the collateral position of the Company.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $47.6 million at March 31, 2015 and consisted primarily of interest-bearing deposits at other financial institutions (predominantly ACBB, the FHLB of New York, and the Federal Reserve Bank of New York) and miscellaneous cash items. Securities classified as available-for-sale provide an additional source of liquidity. Total securities classified as available-for-sale were $38,000 at March 31, 2015.

At March 31, 2015, we had $112.9 million in loan commitments outstanding, consisting of $50.1 million in unused commercial and industrial loan lines of credit, $30.0 million in unused loans in process, $28.7 million in loan commitments, $4.0 million in unused real estate equity lines of credit, and $117,000 in consumer lines of credit. We also had $1.7 million in stand-by letters of credit at March 31, 2015.

Certificates of deposit due within one year of March 31, 2015 totaled $68.8 million. This represented 34.7% of certificates of deposit at March 31, 2015. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before March 31, 2015. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At March 31, 2015, we had the ability to borrow $83.7 million, net of $32.4 million in outstanding advances, from the FHLB of New York. We also have the ability to borrow $8.0 million from the ACBB via a line of credit, although the Company has thus far not utilized this line of credit.

At March 31, 2015, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At March 31, 2015, the Company had liquid assets of $7.2 million and $2.2 million in loan participations originated by the Bank which are held by the Company.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2015 and the year ended December 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at March 31, 2015 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
				as % of
	Net Portfolio Value			Portfolio Value of
	(Dollars in thousands)			Assets
Basis Point (“bp”)	$	$	%	NPV
Change in Rates	Amount	Change	Change	Ratio	Change
400	$100,844	$(14,718)	(12.74)%	20.04%	(115) bp
300	104,203	(11,359)	(9.83)%	20.33%	(86) bp
200	109,825	(5,737)	(4.96)%	20.95%	(24) bp
100	112,807	(2,755)	(2.38)%	21.10%	(9) bp
0	115,562			21.19%
(100)	122,920	7,358	6.37%	22.07%	88 bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The parties have completed fact discovery and expert discovery. On January 14, 2015, Stilwell filed a certification of readiness for trial. Motions for summary judgment were filed by both parties on March 3, 2015. Oppositions to summary judgment were submitted on March 31, 2015. Replies in support of summary judgment were submitted on April 21, 2015. All summary judgment papers were filed with the Court on April 22, 2015.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2014, the Company announced that its Board of Directors approved the repurchase for up to 255,123 shares of the Company’s outstanding common stock held by persons other than the MHC. The following table presents information regarding the Company’s stock repurchases during the three months ended March 31, 2015:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Program	Programs

January 1 to January 31	41,900	$7.10	41,900	168,223

February 1 to February 28	10,000	7.02	10,000	158,223

March 1 to March 31	40,000	6.96	40,000	118,223
Total	91,900	$7.03	91,900	118,223

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: May 15, 2015	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Date: May 15, 2015	By:	/s/ Donald S. Hom
Donald S. Hom
Executive Vice President and Chief Financial Officer

