Form 10-Q
period 2015-06-30
NORTHEAST COMMUNITY BANCORP INC
filed 2015-08-14
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, there were 12,228,802 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30,	December 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$6,535	$3,676
Interest-bearing deposits	25,212	30,334
Cash and cash equivalents	31,747	34,010

Certificates of deposit	150	150
Securities available-for-sale	37	40
Securities held-to-maturity (fair value of $5,937 and $6,805, respectively)	5,785	6,595
Loans receivable, net of allowance for loan losses of $3,900 and $3,816, respectively	447,361	423,445
Premises and equipment, net	11,763	11,718
Investments in restricted stock, at cost	2,024	1,933
Bank owned life insurance	21,421	21,113
Accrued interest receivable	1,658	1,453
Goodwill	749	749
Intangible assets	254	284
Other real estate owned	8,707	8,733
Other assets	5,657	5,202
Total assets	$537,313	$515,425
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$41,638	$37,088
Interest bearing	352,316	336,964
Total deposits	393,954	374,052

Advance payments by borrowers for taxes and insurance	3,968	3,338
Federal Home Loan Bank advances	31,670	30,000
Accounts payable and accrued expenses	4,230	4,225
Total liabilities	433,822	411,615
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,228,802 and 12,331,202 shares, respectively	132	132
Additional paid-in capital	56,971	57,007
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,722)	(2,851)
Retained earnings	55,847	55,548
Treasury stock – at cost, 996,198 and 893,798 shares, respectively	(6,721)	(5,999)
Accumulated other comprehensive loss	(16)	(27)
Total stockholders’ equity	103,491	103,810
Total liabilities and stockholders’ equity	$537,313	$515,425

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
INTEREST INCOME:
Loans	$5,235	$4,789	$10,358	$9,480
Interest-earning deposits	16	5	27	9
Securities – taxable	52	74	116	147

Total Interest Income	5,303	4,868	10,501	9,636
INTEREST EXPENSE:
Deposits	948	812	1,855	1,566
Borrowings	41	33	78	98
Total Interest Expense	989	845	1,933	1,664
Net Interest Income	4,314	4,023	8,568	7,972
PROVISION (CREDIT) FOR LOAN LOSSES	—	(217)	667	(217)
Net Interest Income after Provision (Credit) for Loan Losses	4,314	4,240	7,901	8,189
NON-INTEREST INCOME:
Other loan fees and service charges	111	130	224	236
Earnings on bank owned life insurance	154	155	307	308
Investment advisory fees	200	196	387	399
Other	5	6	10	11
Total Non-Interest Income	470	487	928	954
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,980	2,095	4,019	4,353
Occupancy expense	315	356	722	777
Equipment	149	136	281	296
Outside data processing	285	291	571	544
Advertising	6	10	24	21
Other real estate owned expense	95	37	516	112
FDIC insurance premiums	96	121	190	248
Other	871	1,015	1,757	1,854
Total Non-Interest Expenses	3,797	4,061	8,080	8,205
Income before Provision for Income Taxes	987	666	749	938
PROVISION FOR INCOME TAXES	252	210	170	267
Net Income	$735	$456	$579	$671
Net Income per Common Share - Basic and Diluted	$0.06	$0.04	$0.05	$0.06
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	11,955	12,094	11,980	12,145
Dividends Declared per Common Share	$0.03	$0.03	$0.06	$0.06

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(In thousands)
	2015	2014	2015	2014
Net income	$735	$456	$579	$671
Other comprehensive income:
Unrealized loss on securities available-for-sale arising during the period	—	(2)	(1)	(2)
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive loss:
Amortization of prior service cost (1)	5	5	10	11
Amortization of actuarial gain (1)	(2)	(1)	(4)	(2)
Actuarial gains arising during period	7	15	14	30
Total	10	17	19	37
Income tax effect (2)	(4)	(7)	(8)	(15)
Total other comprehensive income	6	10	11	22

Total comprehensive income	$741	$466	$590	$693

(1)	Amounts are included in salaries and employees benefits in the unaudited consolidated statements of income as part of net periodic pension cost. See Note 10 for further information.

(2)	Amounts are included in provision for income taxes in the unaudited consolidated statements of income.

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2015 and 2014 (in thousands, except share and per share data)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2013	$132	$57,083	$(3,111)	$54,428	$(4,291)	$(73)	$104,168
Net income	—	—	—	671	—	—	671
Other comprehensive income	—	—	—	—	—	22	22
Purchase of 190,750 shares of treasury stock	—	—	—	—	(1,390)	—	(1,390)
Cash dividend declared ($0.06 per share)	—	—	—	(289)	—	—	(289)
ESOP shares earned	—	(36)	130	—	—	—	94
Balance – June 30, 2014	$132	$57,047	$(2,981)	$54,810	$(5,681)	$(51)	$103,276

Balance at December 31, 2014	$132	$57,007	$(2,851)	$55,548	$(5,999)	$(27)	$103,810
Net income	—	—	—	579	—	—	579
Other comprehensive income	—	—	—	—	—	11	11
Purchase of 102,400 shares of treasury stock	—	—	—	—	(722)	—	(722)
Cash dividend declared ($0.06 per share)	—	—	—	(280)	—	—	(280)
ESOP shares earned	—	(36)	129	—	—	—	93
Balance – June 30, 2015	$132	$56,971	$(2,722)	$55,847	$(6,721)	$(16)	$103,491

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income	$579	$671
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of securities premiums and discounts, net	(15)	(18)
Provision (credit) for loan losses	667	(217)
Depreciation	320	370
Net amortization of deferred loan fees and costs	41	75
Amortization of intangible assets	30	31
Deferred income tax expense (benefit)	14	(105)
Provision for real estate owned losses	142	—
Loss on sale of other real estate owned	93	—
Earnings on bank owned life insurance	(307)	(308)
ESOP compensation expense	93	94
Increase in accrued interest receivable	(205)	(189)
(Increase) decrease in other assets	(477)	2,504
Increase in accounts payable and accrued expenses	24	613
Net Cash Provided by Operating Activities	999	3,521
Cash Flows from Investing Activities:
Net (increase) in loans	(30,783)	(14,075)
Proceeds from sale of loans held-for-sale	5,457	—
Proceeds from sale of other real estate owned	493	—
Principal repayments on securities available-for-sale	2	21
Principal repayments on securities held-to-maturity	825	956
Net purchase of FHLB of NY stock	(91)	(33)
Capitalized cost of real estate owned	—	(29)
Purchases of premises and equipment	(365)	(67)
Net Cash (Used In) Investing Activities	(24,462)	(13,227)
Cash Flows from Financing Activities:
Net increase in deposits	19,902	18,353
Proceeds from FHLB of NY advances	14,604	12,934
Repayment of FHLB of NY advances	(12,934)	(13,000)
Purchase of treasury stock	(722)	(1,390)
Increase (decrease) in advance payments by borrowers for taxes and insurance	630	(786)
Cash dividends paid	(280)	(289)
Net Cash Provided by Financing Activities	21,200	15,822
Net Increase (Decrease) in Cash and Cash Equivalents	(2,263)	6,116
Cash and Cash Equivalents - Beginning	34,010	31,531
Cash and Cash Equivalents - Ending	$31,747	$37,647
SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid (refunded)	$350	$(1,806)
Interest paid	$1,934	$1,664
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Dividends declared and not paid	$140	$144
Loans receivable transferred to loans held-for-sale	$5,457	$—
Loans receivable transferred to real estate owned	$702	$—

See Notes to Unaudited Consolidated Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Northeast Community Bancorp, Inc. (the “Company”) is a federally-chartered corporation organized as a mid-tier holding company for Northeast Community Bank (the “Bank”), in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on July 5, 2006. The Bank is a New York State-chartered savings bank and completed its conversion from a federally-chartered savings bank effective as of the close of business on June 29, 2012. The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, New England Commercial Properties, LLC (“NECP”) and NECB Financial Services Group, LLC. NECB Financial Services Group was formed by the Bank in the second quarter of 2012 as a complement to the Bank’s existing investment advisory and financial planning services division, Hayden Wealth Management. As of the filing of this Form 10-Q, NECB Financial Services Group has not conducted any business. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2014 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. That data, along with the interim financial information presented in the unaudited consolidated statements of financial condition, income, comprehensive income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2015 and through the date these consolidated financial statements were issued.

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

The Company does not evaluate individual one-to-four family residential real estate and consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring (“TDR”). The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral or discounted cash flows. For loans secured by real estate, estimated fair values are determined primarily through in-house or third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values might be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discount also includes estimated costs to sell the property.

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

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of June 30, 2015.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill

Goodwill totaled $749,000 at June 30, 2015 and December 31, 2014 and consists of goodwill acquired in the business combination completed by the Company in November 2007. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. No impairment charges were recorded for the three- and six-month periods ended June 30, 2015.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents during the six-month periods ended June 30, 2015 and 2014. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The following table sets forth the amount of allocated shares, shares committed to be released, unallocated shares, allocated shares distributed to former or retired employees, and total shares held by the ESOP trust at the dates indicated:

	June 30,	December 31,
	2015	2014
Allocated shares	233,289	207,368
Shares committed to be released	12,960	25,921
Unallocated shares	272,171	285,131
Total ESOP Shares	518,420	518,420
Less allocated shares distributed to former or retired employees	(35,051)	(35,051)

Total ESOP Shares Held by Trustee	483,369	483,369

Fair value of unearned shares	$2,030,000	$2,059,000

The Company recognized compensation expense of $48,000 and $47,000 during the three-month periods ended June 30 2015 and 2014, respectively, and $93,000 and $94,000 during the six-month periods ended June 30, 2015 and 2014, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

Note 4 – Outside director retirement plan (“drp”)

Net periodic pension cost for the Company’s DRP is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(In thousands)
	2015	2014	2015	2014
Service cost	$23	$18	$46	$36
Interest cost	11	10	22	20
Amortization of prior service cost	5	5	10	11
Amortization of actuarial gain	(2)	(1)	(4)	(2)
Total	$37	$32	$74	$65

This plan is an unfunded, non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2015
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$32	$—	$—	$32
Federal National Mortgage Association	5	—	—	5
Total	$37	$—	$—	$37

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$4,456	$109	$—	$4,565
Federal Home Loan Mortgage Corporation	168	5	—	173
Federal National Mortgage Association	116	3	—	119
Collateralized mortgage obligations-GSE	1,045	35	—	1,080
Total	$5,785	$152	$—	$5,937

NOTE 5 – INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2014
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$34	$1	$—	$35
Federal National Mortgage Association	5	—	—	5
Total	$39	$1	$—	$40

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$5,065	$159	$—	$5,224
Federal Home Loan Mortgage Corporation	186	6	—	192
Federal National Mortgage Association	128	3	—	131
Collateralized mortgage obligations-GSE	1,216	42	—	1,258
Total	$6,595	$210	$—	$6,805

Contractual final maturities of mortgage-backed securities available-for-sale were as follows:

	June 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Due after five but within ten years	$6	$6
Due after ten years	31	31

Total	$37	$37

Contractual final maturities of mortgage-backed securities held-to-maturity were as follows:

	June 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Due after one but within five years	$50	$50
Due after five but within ten years	146	149
Due after ten years	5,589	5,738

Total	$5,785	$5,937

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant
		in Active	Other	(Level 3)
		Markets for	Observable	Significant
Description	Total	Identical Assets	Inputs	Unobservable Inputs
June 30, 2015:	(In thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$32	$—	$32	$—
Federal National Mortgage Association	5	—	5	—
Total	$37	$—	$37	$—
Nonrecurring:
Real estate owned	$2,111	$—	$—	$2,111

December 31, 2014:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$35	$—	$35	$—
Federal National Mortgage Association	5	—	5	—
Total	$40	$—	$40	$—
Nonrecurring:
Real estate owned	$2,137	$—	$—	$2,137

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
(in thousands)	Estimate	Techniques	Input	(Weighted Average Rate)
June 30, 2015:
Impaired real estate owned	$2,111	Appraisal of collateral (1)	Appraisal adjustments (2)	5.62% - 6.43% (6.36%)
			Liquidation expenses (2)	5.26% - 8.97% (5.63%)

December 31, 2014:
Impaired real estate owned	$2,137	Appraisal of collateral (1)	Appraisal adjustments (2)	1.34%-20.00% (10.22%)
			Liquidation expenses (2)	0.25%-1.29% (0.29%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and aged appraisals. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The carrying amounts and fair values of the Company’s financial instruments are summarized below:

			Fair Value at
			June 30, 2015
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$31,747	$31,747	$—	$31,747	$—
Certificates of deposit	150	150	—	150	—
Securities available-for-sale	37	37	—	37	—
Securities held-to-maturity	5,785	5,937	—	5,937	—
Loans receivable	447,361	450,904	—	—	450,904
Investments in restricted stock	2,024	2,024	—	2,024	—
Accrued interest receivable	1,658	1,658	—	1,658	—

Financial Liabilities
Deposits	393,954	387,463	—	387,463	—
FHLB of New York advances	31,670	31,645	—	31,645	—
Accrued interest payable	2	2	—	2	—

			Fair Value at
			December 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$34,010	$34,010	$—	$34,010	$—
Certificates of deposit	150	150	—	150	—
Securities available-for-sale	40	40	—	40	—
Securities held-to-maturity	6,595	6,805	—	6,805	—
Loans receivable	423,445	429,467	—	—	429,467
Investments in restricted stock	1,933	1,933	—	1,933	—
Accrued interest receivable	1,453	1,453	—	1,453	—

Financial Liabilities
Deposits	374,052	377,276	—	377,276	—
FHLB of New York advances	30,000	29,970	—	29,970	—
Accrued interest payable	3	3	—	3	—

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014:

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

Restricted Stock

The carrying amount of the restricted stock, consisting of Federal Home Loan Bank of New York (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock, approximates its fair value, and considers the limited marketability of this security.

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At June 30, 2015 and December 31, 2014, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

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

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses and related information concerning loan balances:

	June 30,	December 31,
	2015	2014
	(In thousands)
Residential real estate:
One-to-four family	$15,034	$13,314
Multi-family	195,404	188,017
Mixed-use	61,366	61,546
Total residential real estate	271,804	262,877
Non-residential real estate	83,092	82,622
Construction	61,734	46,607
Commercial and industrial	33,911	34,407
Consumer	144	142

Total Loans	450,685	426,655

Allowance for loan losses	(3,900)	(3,816)
Deferred loan costs, net	576	606

Net Loans	$447,361	$423,445

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Six Months Ended June 30, 2015 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,023	$692	$492	$494	$—	$115	$3,816
Charge-offs	(9)	(599)	—	—	—	—	(608)
Recoveries	—	25	—	—	—	—	25
Provision (credit)	(82)	657	124	(8)	—	(24)	667
Ending balance	$1,932	$775	$616	$486	$—	$91	$3,900
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,932	$775	$616	$486	$—	$91	$3,900

Loans receivable:
Ending balance	$271,804	$83,092	$61,734	$33,911	$144	$—	$450,685

Ending balance: individually evaluated for impairment	$5,052	$2,410	$—	$2,607	$—	$—	$10,069

Ending balance: collectively evaluated for impairment	$266,752	$80,682	$61,734	$31,304	$144	$—	$440,616

For the Three Months Ended June 30, 2015 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,131	$742	$510	$537	$—	$—	$3,920
Charge-offs	(9)	(11)	—	—	—	—	(20)
Recoveries	—	—	—	—	—	—	—
Provision (credit)	(190)	44	106	(51)	—	91	—
Ending balance	$1,932	$775	$616	$486	$—	$91	$3,900

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

For the Six Months Ended June 30, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,556	$896	$97	$456	$—	$10	$4,015
Charge-offs	(392)	(41)	—	—	—	—	(433)
Recoveries	—	565	—	—	—	—	565
Provision (credit)	459	(632)	64	(98)	—	(10)	(217)
Ending balance	$2,623	$788	$161	$358	$—	$—	$3,930

For the Three Months Ended June 30, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,588	$1,012	$135	$401	$—	$69	$4,205
Charge-offs	(392)	(6)	—	—	—	—	(398)
Recoveries	—	340	—	—	—	—	340
Provision (credit)	427	(558)	26	(43)	—	(69)	(217)
Ending balance	$2,623	$788	$161	$358	$—	$—	$3,930

At December 31, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance - Total	$2,023	$692	$492	$494	$—	$115	$3,816

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,023	$692	$492	$494	$—	$115	$3,816

Loans receivable:
Ending balance - Total	$262,877	$82,622	$46,607	$34,407	$142	$—	$426,655
Ending balance: individually evaluated for impairment	$5,367	$8,697	$—	$2,555	$—	$—	$16,619

Ending balance: collectively evaluated for impairment	$257,510	$73,925	$46,607	$31,852	$142	$—	$410,036

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is a summary of impaired loans at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$5,052	$5,394	$—	$5,367	$5,709	$—
Non-residential real estate	2,410	3,180	—	8,697	11,714	—
Commercial and industrial	2,607	2,607	—	2,555	2,555	—
Subtotal	$10,069	$11,181	$—	$16,619	$19,978	$—

With an allowance recorded:	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	$5,052	$5,394	$—	$5,367	$5,709	$—
Non-residential real estate	2,410	3,180	—	8,697	11,714	—
Commercial and industrial	2,607	2,607	—	2,555	2,555	—
Total	$10,069	$11,181	$—	$16,619	$19,978	$—

	Three Months		Six Months
	Ended June 30, 2015		Ended June 30, 2015

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$4,985	$43	$5,112	$87
Non-residential real estate	2,416	20	4,510	39
Commercial and industrial	2,587	—	2,576	—
Subtotal	$9,988	$63	$12,198	$126

With an allowance recorded:	—	—	—	—

Total:
Residential real estate-Multi-family	$4,985	$43	$5,112	$87
Non-residential real estate	2,416	20	4,510	39
Commercial and industrial	2,587	—	2,576	—
Total	$9,988	$63	$12,198	$126

NOTE 7 –LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

	Three Months		Six Months
	Ended June 30, 2014		Ended June 30, 2014

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$8,952	$46	$8,845	$94
Non-residential real estate	9,237	65	9,311	75
Commercial and industrial	1,256	—	837	—
Subtotal	$19,445	$111	$18,993	$169

With an allowance recorded:
Non-residential real estate	$2,055	$6	$2,046	$22
Subtotal	$2,055	$6	$2,046	$22

Total:
Residential real estate-Multi-family	$8,952	$46	$8,845	$94
Non-residential real estate	11,292	71	11,357	97
Commercial and industrial	1,256	—	837	—
Total	$21,500	$117	$21,039	$191

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of June 30, 2015 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$15,034	$15,034	$—
Multi-family	—	—	—	—	195,404	195,404	—
Mixed-use	—	—	—	—	61,366	61,366	—
Non-residential real estate	—	—	472	472	82,620	83,092	—
Construction	—	—	—	—	61,734	61,734	—
Commercial and industrial	99	—	2,607	2,706	31,205	33,911	—
Consumer	—	—	—	—	144	144	—
Total loans	$99	$—	$3,079	$3,178	$447,507	$450,685	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Age Analysis of Past Due Loans as of December 31, 2014 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$13,314	$13,314	$—
Multi-family	—	—	689	689	187,328	188,017	—
Mixed-use	—	453	—	453	61,093	61,546	—
Non-residential real estate	—	—	659	659	81,963	82,622	—
Construction	—	—	—	—	46,607	46,607	—
Commercial and industrial	—	—	2,555	2,555	31,852	34,407	—
Consumer	—	—	—	—	142	142	—
Total loans	$—	$453	$3,903	$4,356	$422,299	$426,655	$—

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Risk Profile by Internally Assigned Grade at June 30, 2015 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$271,570	$82,620	$61,734	$30,765	$144	$446,833
Special Mention	234	472	—	—	—	706
Substandard	—	—	—	3,146	—	3,146
Total	$271,804	$83,092	$61,734	$33,911	$144	$450,685

Credit Risk Profile by Internally Assigned Grade at December 31, 2014 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$261,501	$75,063	$46,607	$31,352	$142	$414,665
Special Mention	235	815	—	500	—	1,550
Substandard	1,141	6,744	—	2,555	—	10,440
Total	$262,877	$82,622	$46,607	$34,407	$142	$426,655

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of June 30, 2015 and December 31, 2014 (in thousands)

	2015	2014

Residential real estate:
Multi-family	$712	$689
Mixed-use	139	453
Non-residential real estate	472	659
Commercial and industrial loans	2,607	2,555
Total	$3,930	$4,356

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the breakdown of loans modified in TDRs for the periods indicated:

	Three and Six Months Ended June 30,
	2015
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification
Real estate:
Multi-family	1	$712	$712
Mixed-use	1	147	138
Total	2	$859	$850

The multi-family mortgage loan had an original interest rate of 5.75% with an amortization of 25 years. Interest will not accrue for one year from July 2015 to June 2016. The interest rate for July and August 2016 will be 5.75%. The interest rate starting September 1, 2016 will be adjusted to 275 basis points above the five year U.S. Treasury interest rate, with a floor of 5.75% and a cap of 10.75%. In connection with the loan restructuring and modification, a $50,000 construction loan was granted at the same term and interest rate as the permanent mortgage loan. Both loans will have a final maturity of July 1, 2017 with balloon payments for both loans.

The mixed-use mortgage loan had an original interest rate of 5.125% with an amortization of 30 years. Interest will not accrue for three months from June 2015 to August 2015. Interest rate starting September 2015 will be 3.75% amortized over 30 years until March 1, 2017 at which time the interest rate will be adjusted to 275 basis points above the Federal Home Loan Bank of Boston three year borrowing rate. The loan will mature on January 1, 2020 with a balloon payment.

There were no loans modified that were deemed TDRs during the three and six months ended June 30, 2014. As of June 30, 2015, none of the loans that were modified during the previous twelve months had defaulted in the three and six month periods ended June 30, 2015. As of June 30, 2014, none of the loans that were modified during the previous twelve months had defaulted in the three and six month periods ended June 30, 2014.

NOTE 8 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

On May 28, 2014, the FASB and International Accounting Standards Board (“IASB”) issued ASU 2014-09, Revenue from Contracts with Customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard effective January 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 9 – DIVIDEND RESTRICTION

NorthEast Community Bancorp MHC (the “MHC”) held 7,273,750 shares, or 59.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 40.5% of outstanding stock, at June 30, 2015. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the period from November 25, 2014 through November 24, 2015.

NOTE 9 – DIVIDEND RESTRICTION (Continued)

The MHC has waived receipt of all past dividends paid by the Company through June 30, 2015, with the exception of the dividend for the quarter ended June 30, 2012. Because the MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012, the MHC received $218,000 in dividends in August 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2015 and December 31, 2014, the aggregate retained earnings restricted for cash dividends waived were $6,546,000 and $6,110,000, respectively.

NOTE 10 – RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated Other Comprehensive Income are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30
Details about Accumulated Other Comprehensive Income Components	2015	2014		2015	2014		Affected Line Item in the Consolidated Statements of Comprehensive Income
	(In thousands)

Amortization of defined benefit pension items:
Prior service costs	$5	$5	(1)	$10	$11	(1)	Salary and employee benefits
Actuarial gain	(2)	(1)	(1)	(4)	(2)	(1)	Salary and employee benefits
	3	4		6	9		Total before tax
	(1)	(1)		(2)	(2)		Provision for income taxes
Total reclassifications for the period	$2	$3		$4	$7		Net of taxes

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and valuation of goodwill to be a critical accounting policy. There have been no changes to our critical accounting policies and procedures during the six months ended June 30, 2015.

For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2014 Annual Report on Form 10-K.

Second Quarter Performance Highlights

The Company’s earnings for the quarter ended June 30, 2015 increased by $279,000 compared to the same period in 2014 primarily due to an increase in net interest income and a decrease in non-interest expense, partially offset by a decrease in non-interest income and an increase in provision for income taxes. The Company had no provision for loan losses during the June 30, 2015 quarter compared to a credit of $217,000 in provision for loan losses during the June 30, 2014 quarter.

Non-performing loans decreased by $426,000, or 9.8%, to $3.9 million as of June 30, 2015 from $4.4 million as of December 31, 2014. The decrease in non-performing loans was primarily due to the foreclosure and transition into real estate owned of one mixed-use mortgage loan and one non-residential mortgage loan totaling $664,000, partially offset by the addition of one non-performing mixed-use mortgage loan totaling $138,000 and payments totaling $100,000 made by the Company for real estate taxes and water and sewer charges on properties secured by the non-performing mortgage loans.

Our interest rate spread decreased to 3.34% for the three months ended June 30, 2015 from 3.55% for the three months ended June 30, 2014 and our net interest margin decreased to 3.55% for the three months ended June 30, 2015 from 3.77% for the three months ended June 30, 2014.

Our loans receivable, net, increased by $23.9 million, or 5.6%, to $447.4 million as of June 30, 2015 from $423.4 million at December 31, 2014 due primarily to increases of $15.1 million in construction mortgage loans, $7.4 million in multi-family mortgage loans, $1.7 million in one-to-four family mortgage loans, $470,000 in non-residential mortgage loans, and $2,000 in consumer loans, offset by decreases of $496,000 in commercial and industrial loans and $180,000 in mixed-use mortgage loans.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets increased by $21.9 million, or 4.2%, to $537.3 million at June 30, 2015 from $515.4 million at December 31, 2014. The increase in total assets was due primarily to increases of $23.9 million in loans receivable, net, and $455,000 in other assets, partially offset by decreases of $2.3 million in cash and cash equivalents and $810,000 in securities held-to-maturity. The increase in total assets was funded primarily from increases of $19.9 million in deposits and $1.7 million in FHLB advances.

Loans receivable, net, increased by $23.9 million, or 5.6%, to $447.4 million at June 30, 2015 from $423.4 million at December 31, 2014 due primarily to loan originations totaling $36.5 million which exceeded loan repayments and charge-offs totaling $12.6 million. The increase in the mortgage loan portfolio was due to increases of $15.1 million, or 32.5%, in the construction mortgage loan portfolio to $61.7 million at June 30, 2015 from $46.6 million at December 31, 2014, $7.4 million, or 3.9%, in the multi-family mortgage loan portfolio to $195.4 million at June 30, 2015 from $188.0 million at December 31, 2014, $1.7 million, or 12.9%, in the one-to-four family mortgage loan portfolio to $15.0 million at June 30, 2015 from $13.3 million at December 31, 2014, and $470,000, or 0.6%, in the non-residential mortgage loan portfolio to $83.1 million at June 30, 2015 from $82.6 million at December 31, 2014, and $2,000, or 1.4%, in the consumer loan portfolio to $144,000 at June 30, 2015 from $142,000 at December 31, 2014, partially offset by decreases of $496,000, or 1.4%, in the commercial and industrial loan portfolio to $33.9 million at June 30, 2015 from $34.4 million at December 31, 2014 and $180,000, or 0.3%, in the mixed-use mortgage loan portfolio to $61.4 million at June 30, 2015 from $61.5 million at December 31, 2014.

The increases in the construction, multi-family, one-to-four family, and non-residential mortgage loan portfolio were due to the Company’s more aggressive origination activities in our lending regions in the New York City metropolitan area, Massachusetts, and Connecticut. The decrease in the mixed-use mortgage loan and the commercial and industrial loan portfolio was due to loan pay-offs that exceeded originations. The increase in the one-to-four family mortgage loan portfolio was primarily due to mortgage loans to investors secured by non-owner occupied residential properties.

Other assets increased by $455,000, or 8.7%, to $5.7 million at June 30, 2015 from $5.2 million at December 31, 2014 due to increases of $346,000 in suspense accounts and $254,000 in tax accounts, partially offset by a decrease of $139,000 in prepaid accounts.

Cash and cash equivalents decreased by $2.3 million, or 6.7%, to $31.7 million at June 30, 2015 from $34.0 million at December 31, 2014 due primarily to funding the increase in the loan portfolio. Securities held-to-maturity decreased by $810,000, or 12.3%, to $5.8 million at June 30, 2015 from $6.6 million at December 31, 2014 due primarily to repayments.

Real estate owned decreased by $26,000, or 0.3%, to $8.7 million at June 30, 2015 from $8.7 million at December 31, 2014 due to the foreclosure and transition into real estate owned of one mixed-use mortgage loan totaling $471,000 and one non-residential mortgage loan totaling $231,000, partially offset by the sale of one mixed-use real estate owned totaling $471,000 and one multi-family real estate owned totaling $115,000 and the establishment of valuation allowances of $122,000 for one mixed-use real estate owned and $20,000 for one non-residential real estate owned.

Deposits increased by $19.9 million, or 5.3%, to $394.0 million at June 30, 2015 from $374.1 million at December 31, 2014. The increase in deposits was primarily attributable to increases of $19.5 million in certificates of deposit and $4.6 million in non-interest bearing accounts, partially offset by decreases of $2.5 million in NOW and money market accounts and $1.7 million in regular savings accounts.

The increase in certificates of deposit was due to the offering of competitive interest rates for non-broker certificates of deposit gathered through a non-broker nationwide certificate of deposit listing service from banks and credit unions in amounts less than $250,000. The increase in certificates of deposit was also due to the offering of competitive interest rates by our Massachusetts branch offices. As a result, we obtained an additional $10.9 million in non-broker certificates of deposit through the listing service and $9.4 million in non-broker certificates of deposit through our Massachusetts branch offices since December 31, 2014. The increase in non-interest bearing accounts was due to the successful marketing efforts by our New York branch offices. The decrease in NOW and money market accounts and regular savings accounts was due to the highly competitive Massachusetts and New York markets.

FHLB advances increased by $1.7 million, or 5.6%, to $31.7 million at June 30, 2015 from $30.0 million at December 31, 2014. The increase in deposits and FHLB advances was primarily attributable to efforts by the Company to increase liquidity, fund loan originations, increase reliance on long term certificates of deposit, and diversify sources of funds.

Stockholders’ equity decreased by $319,000, or 0.3%, to $103.5 million at June 30, 2015, from $103.8 million at December 31, 2014. This decrease was primarily the result of stock repurchases of $722,000 and cash dividends declared of $280,000, partially offset by comprehensive income of $590,000 and the amortization of $93,000 for the ESOP for the period.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. Net income increased by $279,000, or 61.2%, to $735,000 for the quarter ended June 30, 2015 from net income of $456,000 for the quarter ended June 30, 2014. The increase was primarily the result of an increase of $291,000 in net interest income and a decrease of $264,000 in non-interest expenses, partially offset by a decrease of $17,000 in non-interest income and an increase of $42,000 in income taxes. The Company had no provision for loan losses during the June 30, 2015 quarter compared to a credit of $217,000 in provision for loan losses during the June 30, 2014 quarter.

Net Interest Income. Net interest income increased by $291,000, or 7.2%, to $4.3 million for the three months ended June 30, 2015 from $4.0 million for the three months ended June 30, 2014. The increase in net interest income resulted primarily from an increase of $435,000 in interest income that exceeded an increase of $144,000 in interest expense.

The net interest spread decreased by 21 basis points to 3.34% for the three months ended June 30, 2015 from 3.55% for the three months ended June 30, 2014. The net interest margin decreased by 22 basis points between these periods from 3.77% for the quarter ended June 30, 2014 to 3.55% for the three months ended June 30, 2015. The decrease in the interest rate spread and the net interest margin in the second quarter of 2015 compared to the same period in 2014 was due to a decrease of 21 basis points in the yield on our interest-earning assets with no change in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets decreased by 21 basis points to 4.36% for the three months ended June 30, 2015 from 4.57% for the three months ended June 30, 2014 and the cost of our interest-bearing liabilities remained constant at 1.02% for the three months ended June 30, 2015 and June 30, 2014. The decrease in the yield on our interest-earning assets was due to decreases in the yield on loans receivable and securities, offset partially by an increase in the yield on other interest-earning assets. The cost of our interest-bearing liabilities remained constant due to an increase in the cost of interest-bearing deposits that was offset by a decrease in the cost of borrowed money.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$444,087	$5,235	4.72%	$388,603	$4,789	4.93%
Securities (including restricted stock)	8,194	52	2.54	9,383	74	3.15
Other interest-earning assets	34,200	16	0.19	28,351	5	0.07
Total interest-earning assets	486,481	5,303	4.36	426,337	4,868	4.57
Allowance for loan losses	(3,889)			(4,200)
Non-interest-earning assets	53,209			47,420
Total assets	$535,801			$469,557

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$72,379	$89	0.49%	$59,646	$54	0.36%
Savings and club accounts	84,311	115	0.55	86,310	118	0.55
Certificates of deposit	199,264	744	1.49	169,386	640	1.51
Total interest-bearing deposits	355,954	948	1.07	315,342	812	1.03

Borrowings	32,281	41	0.51	17,051	33	0.77
Total interest-bearing liabilities	388,235	989	1.02	332,393	845	1.02

Noninterest-bearing demand	34,817			24,638
Other liabilities	9,175			9,144
Total liabilities	432,227			366,175

Stockholders’ equity	103,574			103,382

Total liabilities and stockholders' equity	$535,801			$469,557
Net interest income		$4,314			$4,023
Interest rate spread			3.34%			3.55%
Net interest margin			3.55%			3.77%
Net interest-earning assets	$98,246			$93,944
Interest-earning assets to interest-bearing liabilities	125.31%			128.26%

Total interest income increased by $435,000, or 8.9%, to $5.3 million for the three months ended June 30, 2015 from $4.9 million for the three months ended June 30, 2014. Interest income on loans increased by $446,000, or 9.3%, to $5.2 million for the three months ended June 30, 2015 from $4.8 million for the three months ended June 30, 2014. The increase was primarily the result of an increase of $55.5 million, or 14.3%, in the average balance of the loan portfolio to $444.1 million for the three months ended June 30, 2015 from $388.6 million for the three months ended June 30, 2014 as originations outpaced repayments and charge-offs, net of recoveries. The increase in the average balance of the loan portfolio was offset by a decrease of 21 basis points in the average yield on loans to 4.72% for the three months ended June 30, 2015 from 4.93% for the three months ended June 30, 2014. The decrease in the average yield on loans was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio.

Interest income on securities decreased by $22,000, or 29.7%, to $52,000 for the three months ended June 30, 2015 from $74,000 for the three months ended June 30, 2014. The decrease was primarily due to a decrease of $1.2 million, or 12.7%, in the average balance of securities to $8.2 million for the three months ended June 30, 2015 from $9.4 million for the three months ended June 30, 2014 and a decrease of 61 basis points in the average yield on securities to 2.54% for the three months ended June 30, 2015 from 3.15% for the three months ended June 30, 2014. The decrease in the average balance was due to the principal repayments on investment securities, offset by an increase in restricted stock. The decrease in the yield was due to the re-pricing of our adjustable investment securities to a lower yield.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $11,000, or 220.0% to $16,000 for the three months ended June 30, 2015 from $5,000 for the three months ended June 30, 2014. The increase was primarily due to an increase of $5.8 million in the average balance of interest-earning assets to $34.2 million for the three months ended June 30, 2015 from $28.4 million for the three months ended June 30, 2014 and an increase of 12 basis points in the average yield on other interest-earning assets to 0.19% for the three months ended June 30, 2015 from 0.07% for the three months ended June 30, 2014. The increase in the average balance was due to an increase in deposits and borrowings. The increase in yield was due to the placement of other interest-earning assets in one of our correspondent banks to generate higher yield.

Total interest expense increased by $144,000, or 17.0%, to $989,000 for the three months ended June 30, 2015 from $845,000 for the three months ended June 30, 2014. Interest expense on deposits increased by $136,000, or 16.7%, to $948,000 for the three months ended June 30, 2015 from $812,000 for the three months ended June 30, 2014. The increase in the interest expense on deposits was a result of an increase of $40.6 million, or 12.9%, in the average balance of interest bearing deposits to $356.0 million for the three months ended June 30, 2015 from $315.3 million for the three months ended June 30, 2014. The increase in the interest expense on deposits was also a result of an increase of four basis points in the average cost of interest-bearing deposits to 1.07% for the three months ended June 30, 2015 from 1.03% for the three months ended June 30, 2014.

The interest expense of our interest-bearing demand deposits increased by $35,000, or 64.8%, to $89,000 for the three months ended June 30, 2015 from $54,000 for the three months ended June 30, 2014. The increase in interest expense in our interest-bearing demand deposits was due to an increase of $12.7 million, or 21.3%, in the average balance of our interest-bearing demand deposits to $72.4 million for the three months ended June 30, 2015 from $59.6 million for the three months ended June 30, 2014 and an increase of 13 basis points in the average interest cost to 0.49% for the three months ended June 30, 2015 from 0.36% for the three months ended June 30, 2014 as we offered competitive interest rates to generate deposits.

The interest expense of our interest-bearing savings and club deposits decreased by $3,000, or 2.5%, to $115,000 for the three months ended June 30, 2015 from $118,000 for the three months ended June 30, 2014. The decrease in interest expense in our interest-bearing savings and club deposits was due to a decrease of $2.0 million, or 2.3%, in the average balance of our interest-bearing savings and club deposits to $84.3 million for the three months ended June 30, 2015 from $86.3 million for the three months ended June 30, 2014. The cost of funds in our interest-bearing savings and club deposits remained constant at 0.55% for the three months ended June 30, 2015 and June 30, 2014.

The interest expense of our interest-bearing certificates of deposit increased by $104,000, or 16.3%, to $744,000 for the three months ended June 30, 2015 from $640,000 for the three months ended June 30, 2014. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $29.9 million, or 17.6%, in the average balance of our interest-bearing certificates of deposit to $199.3 million for the three months ended June 30, 2015 from $169.4 million for the three months ended June 30, 2014. The increase in our interest-bearing certificates was due to management’s decision to continue offering competitive interest rates to generate deposits through our branch offices and a nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was offset by a two basis point decrease in the average interest cost on such certificates to 1.49% for the three months ended June 30, 2015 from 1.51% for the three months ended June 30, 2014. The decrease in the average interest cost of our interest-bearing certificates of deposit was due to the re-pricing of maturing certificates of deposit and the acquisition of competitively priced interest-bearing certificates of deposit through a non-broker nationwide certificate of deposit listing service.

Interest expense on borrowings increased by $8,000, or 24.2%, to $41,000 for the three months ended June 30, 2015 from $33,000 for the three months ended June 30, 2014. The increase in interest expense on borrowings was due to an increase of $15.2 million, or 89.3%, in the average balance of borrowed money to $32.3 million for the three months ended June 30, 2015 from $17.1 million for the three months ended June 30, 2014. The increase in interest expense on borrowings was partially offset by a decrease of 26 basis points in the cost of borrowed money to 0.51% for the three months ended June 30, 2015 from 0.77% for the three months ended June 30, 2014 due primarily to the maturity and repayment of higher costing FHLB advances and new lower cost FHLB advances obtained during the twelve months ended June 30, 2015.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended June 30, 2015 and 2014.

	Three Months
	Ended June 30,
	2015	2014

	(Dollars in thousands)
Allowance at beginning of period	$3,920	$4,205
Provision (credit) for loan losses	—	(217)
Charge-offs	(20)	(398)
Recoveries	—	340
Net charge-offs	(20)	(58)
Allowance at end of period	$3,900	$3,930

End of period - Allowance to non-performing loans	99.24%	36.93%
End of period - Allowance to total loans outstanding	0.87%	1.02%
Net charge-offs to average loans outstanding during the period	0.00%	0.01%

The allowance to non-performing loans ratio increased to 99.24% at June 30, 2015 from 36.93% at June 30, 2014 due primarily to a decrease in non-performing loans to $3.9 million at June 30, 2015 from $10.6 million at June 30, 2014. The decrease in non-performing loans was due to the foreclosure and transition to real estate owned of six mortgage loans totaling $6.9 million of which two real estate owned totaling $2.4 million were subsequently sold to third party investors and the satisfaction of two commercial and industrial loans totaling $79,000, partially offset by the addition of one mortgage loan totaling $138,000 and payments totaling $137,000 made by the Company for real estate taxes and similar items to protect the collateral position of the Company.

The allowance for loan losses was $3.9 million at June 30, 2015, $3.8 million at December 31, 2014, and $3.9 million at June 30, 2014. We had no provision for loan losses for the three months ended June 30, 2015 compared to a credit provision for loan losses of ($217,000) for the three months ended June 30, 2014. The allowance for loan losses remained unchanged due to the Company’s decision during the third quarter of 2014 to revise the methodology used to calculate the historical loss factor. In this regard, the Company revised the historical loss look back period from three to two years as a result of the Company’s determination that the Company’s historical loss charge-offs from 2009 to 2012 occurred in 2012, that there has not been a significant amount of loss charge-offs during the past two years, and that the Company’s loan portfolio has weathered the recession with no further anticipated significant loss charge-offs.

We had charge-offs of $20,000 during the three months ended June 30, 2015 compared to charge-offs of $398,000 during the three months ended June 30, 2014. We recorded no recoveries during the three months ended June 30, 2015 compared to recoveries of $340,000 during the three months ended June 30, 2014.

Non-interest Income. Non-interest income decreased by $17,000, or 3.5%, to $470,000 for the three months ended June 30, 2015 from $487,000 for the three months ended June 30, 2014. The decrease was primarily due to a decrease of $19,000 in other loan fees and service charges, partially offset by an increase of $4,000 in advisory fee income generated by our wealth management division. The decrease in other loan fees and service charges was due to a decrease in loan fees and loan service charges. The increase in advisory fee income from our wealth management division was due to an increase in commission fee income.

Non-interest Expense. Non-interest expense decreased by $264,000, or 6.5%, to $3.8 million for the three months ended June 30, 2015 from $4.1 million for the three months ended June 30, 2014. The decrease resulted primarily from decreases of $144,000 in other non-interest expense, $115,000 in salaries and employee benefits, and $41,000 in occupancy expense, partially offset by an increase of $58,000 in real estate owned expenses.

Other non-interest expense decreased by $144,000, or 14.2%, to $871,000 in 2015 from $1.0 million in 2014 due mainly to decreases of $90,000 in miscellaneous other non-interest expenses, $82,000 in audit and accounting fees, and $27,000 in directors, officers and employee expenses, offset by an increase of $43,000 in legal fees. The decrease in other non-interest expense was due to continued efforts to contain expenses.

Salaries and employee benefits, which represented 52.1% of the Company’s non-interest expense during the quarter ended June 30, 2015, decreased by $115,000, or 5.5%, to $2.0 million in 2015 from $2.1 million in 2014 due to a reduction in the number of full time equivalent employees to 91 at June 30, 2015 from 99 at June 30, 2014. The reduction in staff occurred in branch operations, lending operations, and headquarters support personnel as part of a continued effort to contain expenses.

Occupancy expense decreased by $41,000, or 11.5%, to $315,000 in 2015 from $356,000 in 2014 due to a reimbursement of rental expense for our First Avenue branch office. FDIC insurance expense decreased by $25,000, or 20.7%, to $96,000 in 2015 from $121,000 in 2014 due to a decrease in the Company’s quarterly assessment multiplier, offset by an increase in the Company’s assessment base from 2014 to 2015.

Real estate owned expense increased by $58,000, or 156.8%, to $95,000 in 2015 from $37,000 in 2014 due to operating expenses related to five foreclosed properties during the quarter ended June 30, 2015 compared to one foreclosed property during the quarter ended June 30, 2014.

Income Taxes. Income tax expense increased by $42,000, or 20.0%, to $252,000 for the three months ended June 30, 2015 from $210,000 for the three months ended June 30, 2014. The increase resulted primarily from a $321,000 increase in pre-tax income in 2015 compared to 2014. The effective tax rate was 25.5% for the three months ended June 30, 2015 and 31.5% for the three months ended June 30, 2014. The decrease in the effective tax rate between periods was due to a net loss and a tax benefit that occurred during the three months ended March 31, 2015 that impacted the calculation of income tax expense during the three months ended June 30, 2015.

Comparison of Operating Results For The Six Months Ended June 30, 2015 and 2014

General. Net income decreased by $92,000, or 13.7%, to $579,000 for the six months ended June 30, 2015 from $671,000 for the six months ended June 30, 2014. The decrease was primarily the result of a provision for loan losses of $667,000 during the six months ended June 30, 2015 compared to a credit of $217,000 for the six months ended June 30, 2014 and a decrease of $26,000 in non-interest income, offset by an increase of $596,000 in net interest income and decreases of $125,000 in non-interest expenses and $97,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $596,000, or 7.5%, to $8.6 million for the six months ended June 30, 2015 from $8.0 million for the six months ended June 30, 2014. The increase in net interest income resulted primarily from an increase of $865,000 in interest income that exceeded an increase of $269,000 in interest expense.

The net interest spread decreased by 21 basis points to 3.36% for the six months ended June 30, 2015 from 3.57% for the six months ended June 30, 2014. The net interest margin decreased by 22 basis points between these periods to 3.57% for the six months ended June 30, 2015 from 3.79% for the six months ended June 30, 2014. The decrease in the interest rate spread and the net interest margin in 2015 compared to the same period in 2014 was due to a decrease of 21 basis points in the yield on our interest-earning assets whereas the cost of our interest-bearing liabilities remained constant at 1.01%.

The average yield on our interest-earning assets decreased by 21 basis points to 4.37% for the six months ended June 30, 2015 from 4.58% for the six months ended June 30, 2014 and the cost of our interest-bearing liabilities remained constant at 1.01% for the six months ended June 30, 2015 and June 30, 2014. The decrease in the yield on our interest-earning assets was due to decreases in the yields on loans receivable and securities, offset by an increase in the yield on other interest-earning assets. The cost of our interest-bearing liabilities remained constant due to a decrease in the cost of borrowed money that was offset by an increase in the cost of interest-bearing deposits.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$438,528	$10,358	4.72%	$383,111	$9,480	4.95%
Securities	8,366	116	2.77	9,684	147	3.04
Other interest-earning assets	33,414	27	0.16	27,556	9	0.07
Total interest-earning assets	480,308	10,501	4.37	420,351	9,636	4.58
Allowance for loan losses	(3,856)			(4,165)
Non-interest-earning assets	52,942			48,386
Total assets	$529,394			$464,572

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$72,276	$174	0.48%	$61,418	$109	0.35%
Savings and club accounts	83,914	231	0.55	85,849	233	0.54
Certificates of deposit	194,950	1,450	1.49	162,238	1,224	1.51
Total interest-bearing deposits	351,140	1,855	1.06	309,505	1,566	1.01

Borrowings	32,017	78	0.49	19,015	98	1.03
Total interest-bearing liabilities	383,157	1,933	1.01	328,520	1,664	1.01

Noninterest-bearing demand	34,127			23,954
Other liabilities	8,359			8,446
Total liabilities	425,643			360,920

Stockholders’ equity	103,751			103,652

Total liabilities and stockholders' equity	$529,394			$464,572
Net interest income		$8,568			$7,972
Interest rate spread			3.36%			3.57%
Net interest margin			3.57%			3.79%
Net interest-earning assets	$97,151			$91,831
Interest-earning assets to interest-bearing liabilities	125.36%			127.95%

Total interest income increased by $865,000, or 9.0%, to $10.5 million for the six months ended June 30, 2015 from $9.6 million for the six months ended June 30, 2014. Interest income on loans increased by $878,000, or 9.3%, to $10.4 million for the six months ended June 30, 2015 from $9.5 million for the six months ended June 30, 2014 as a result of an increase of $55.4 million, or 14.5%, in the average balance of the loan portfolio to $438.5 million for the six months ended June 30, 2015 from $383.1 million for the six months ended June 30, 2014 as originations outpaced repayments. The increase in the average balance of the loan portfolio was offset by a decrease of 23 basis points in the average yield on loans to 4.72% for the six months ended June 30, 2015 from 4.95% for the six months ended June 30, 2014. The decrease in the average yield on loans was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio.

Interest income on securities decreased by $31,000, or 21.1%, to $116,000 for the six months ended June 30, 2015 from $147,000 for the six months ended June 30, 2014. The decrease was primarily due to a decrease of $1.3 million, or 13.6%, in the average balance of securities to $8.4 million for the six months ended June 30, 2015 from $9.7 million for the six months ended June 30, 2014 and a decrease of 27 basis points in the average yield on securities to 2.77% for the six months ended June 30, 2015 from 3.04% for the six months ended June 30, 2014. The decrease in the average balance was due to the principal repayments on investment securities, offset by an increase in restricted stock. The decrease in the yield was due to the re-pricing of our adjustable investment securities to a lower yield.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $18,000, or 200.0%, to $27,000 for the six months ended June 30, 2015 from $9,000 for the six months ended June 30, 2014. The increase was primarily due to an increase of $5.9 million, or 21.3%, in the average balance of interest-earning assets to $33.4 million for the six months ended June 30, 2015 from $27.6 million for the six months ended June 30, 2014 and an increase of nine basis points in the average yield on other interest-earning assets to 0.16% for the six months ended June 30, 2015 from 0.07% for the six months ended June 30, 2014. The increase in the average balance was due to an increase in deposits and borrowings. The increase in yield was due to the placement of other interest-earning assets in one of our correspondent banks to generate higher yield.

Total interest expense increased by $269,000, or 16.2%, to $1.9 million for the six months ended June 30, 2015 from $1.7 million for the six months ended June 30, 2014. Interest expense on deposits increased by $289,000, or 18.5%, to $1.9 million for the six months ended June 30, 2015 from $1.6 million for the six months ended June 30, 2014. The increase in the interest expense on deposits was a result of an increase of $41.6 million, or 13.5%, in the average balance of interest bearing deposits to $351.1 million for the six months ended June 30, 2015 from $309.5 million for the six months ended June 30, 2014. The increase in the interest expense on deposits was also a result of an increase of five basis points in the average cost of interest-bearing deposits to 1.06% for the six months ended June 30, 2015 from 1.01% for the six months ended June 30, 2014.

The interest expense of our interest-bearing demand deposits increased by $65,000, or 59.6%, to $174,000 for the six months ended June 30, 2015 from $109,000 for the six months ended June 30, 2014. The increase in interest expense in our interest-bearing demand deposits was due to an increase of $10.9 million, or 17.7%, in the average balance of our interest-bearing demand deposits to $72.3 million for the six months ended June 30, 2015 from $61.4 million for the six months ended June 30, 2014 and an increase of 13 basis points in the average interest cost to 0.48% for the six months ended June 30, 2015 from 0.35% for the six months ended June 30, 2014 as we continued to offer competitive interest rates to generate deposits.

The interest expense of our interest-bearing savings and club deposits decreased by $2,000, or 0.9%, to $231,000 for the six months ended June 30, 2015 from $233,000 for the six months ended June 30, 2014. The decrease in interest expense in our interest-bearing savings and club deposits was due to a decrease of $1.9 million, or 2.3%, in the average balance of our interest-bearing savings and club deposits to $83.9 million for the six months ended June 30, 2015 from $85.8 million for the six months ended June 30, 2014, offset by an increase of one basis point in the average interest cost to 0.55% for the six months ended June 30, 2015 from 0.54% for the six months ended June 30, 2014 as we offered competitive interest rates to generate deposits.

The interest expense of our interest-bearing certificates of deposit increased by $226,000, or 18.5%, to $1.5 million for the six months ended June 30, 2015 from $1.2 million for the six months ended June 30, 2014. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $32.7 million, or 20.2%, in the average balance of our interest-bearing certificates of deposit to $195.0 million for the six months ended June 30, 2015 from $162.2 million for the six months ended June 30, 2014. The increase in our interest-bearing certificates was due to management’s decision to continue offering competitive interest rates to generate deposits through our branch offices and a nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was offset by a two basis point decrease in the average interest cost on such certificates to 1.49% for the six months ended June 30, 2015 from 1.51% for the six months ended June 30, 2014. The decrease in the average interest cost of our interest-bearing certificates of deposit was due to the re-pricing of maturing certificates of deposit and the acquisition of competitively priced interest-bearing certificates of deposit through a non-broker nationwide certificate of deposit listing service.

Interest expense on borrowings decreased by $20,000, or 20.4%, to $78,000 for the six months ended June 30, 2015 from $98,000 for the six months ended June 30, 2014. The decrease in interest expense on borrowings was due to a decrease of 54 basis points in the cost of borrowed money to 0.49% for the six months ended June 30, 2015 from 1.03% for the six months ended June 30, 2014 due primarily to the maturity and repayment of higher costing FHLB advances and new lower cost FHLB advances obtained during the twelve months ended June 30, 2015. The decrease in interest expense on borrowings was partially offset by an increase of $13.0 million, or 68.4%, in the average balance of borrowed money to $32.0 million for the six months ended June 30, 2015 from $19.0 million for the six months ended June 30, 2014.

Allowance for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014.

	Six Months
	Ended June 30,
	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$3,816	$4,015
Provision (credit) for loan losses	667	(217)
Charge-offs	(608)	(433)
Recoveries	25	565
Net recovery (charge-offs)	(583)	132
Allowance at end of period	$3,900	$3,930

We recorded a provision for loan losses of $667,000 for the six months ended June 30, 2015 compared to a credit provision for loan losses of ($217,000) for the six months ended June 30, 2014. We charged-off $608,000 against three related non-residential mortgage loans and one mixed-use mortgage loan during the six months ended June 30, 2015 compared to charge-offs of $433,000 against two non-performing multi-family mortgage loans, one mixed-use mortgage loan, and one non-residential mortgage loan during the six months ended June 30, 2014. We recorded recoveries of $25,000 during the six months ended June 30, 2015 compared to recoveries of $565,000 during the six months ended June 30, 2014.

Non-interest Income. Non-interest income decreased by $26,000, or 2.7%, to $928,000 for the six months ended June 30, 2015 from $954,000 for the six months ended June 30, 2014. The decrease was primarily due to decreases of $12,000 in other loan fees and service charges and $12,000 in advisory fee income generated by our wealth management division. The decrease in other loan fees and service charges was due to a decrease in fees from deposit operations and loan service charges. The decrease in advisory fee income from our wealth management division was due to a decrease in assets under management.

Non-interest Expense. Non-interest expense decreased by $125,000, or 1.5%, to $8.1 million for the six months ended June 30, 2015 from $8.2 million for the six months ended June 30, 2014. The decrease resulted primarily from decreases of $334,000 in salaries and employee benefits, $97,000 in other non-interest expense, $58,000 in FDIC insurance expense, and $55,000 in occupancy expense, partially offset by an increase of $404,000 in real estate owned expenses.

Salaries and employee benefits, which represented 49.7% of the Company’s non-interest expense during the six months ended June 30, 2015, decreased by $334,000, or 7.7%, to $4.0 million in 2015 from $4.4 million in 2014 due to a reduction in the number of full time equivalent employees to 91 at June 30, 2015 from 99 at June 30, 2014. The reduction in staff occurred in branch operations, lending operations, and headquarters support personnel as part of a continued effort to contain expenses.

Other non-interest expense decreased by $97,000, or 5.2%, to $1.8 million in 2015 from $1.9 million in 2014 due mainly to decreases of $93,000 in audit and accounting fees, and $51,000 in miscellaneous other non-interest expenses, offset by an increase of $68,000 in legal fees. The reduction in the audit and accounting fees was due to a reduction in the frequency of the internal audits. The increase in legal fees was due to an increase in regulatory counsel expenses and foreclosure expenses.

FDIC insurance expense decreased by $58,000, or 23.4%, to $190,000 in 2015 from $248,000 in 2014 due to a decrease in the Company’s quarterly assessment multiplier, offset by an increase in the Company’s assessment base from 2014 to 2015. Occupancy expense decreased by $55,000, or 7.1%, to $722,000 in 2015 from $777,000 in 2014 due to a reimbursement of rental expense for our First Avenue branch office.

Real estate owned expense increased by $404,000, or 360.7%, to $516,000 in 2015 from $112,000 in 2014 due to operating expenses related to five foreclosed properties in 2015 compared to one foreclosed property in 2014. In addition, the Company established valuation allowances totaling $142,000 against one mixed-use real estate owned and one non-residential real estate owned and sold two foreclosed properties for a net loss of $93,000 during the quarter ended March 31, 2015.

Income Taxes. Income tax expense decreased by $97,000, or 36.3%, to $170,000 for the six months ended June 30, 2015 from $267,000 for the six months ended June 30, 2014. The decrease resulted primarily from a $189,000 decrease in pre-tax income in 2015 compared to 2014. The effective tax rate was 22.7% for the six months ended June 30, 2015 compared to 28.5% for the six months ended June 30, 2014. The decrease in the effective tax rate was primarily due to the increased portion of pre-tax income during 2015 attributed to tax-exempt earnings on bank-owned life insurance.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At	At
	June 30, 2015	December 31, 2014
	(Dollars in thousands)

Non-accrual loans	$3,930	$4,356
Loans past due 90 days or more and accruing	—	—
Total non-performing loans	3,930	4,356
Real estate owned	8,707	8,733
Total non-performing assets	12,637	13,089

Accruing troubled debt restructurings	6,139	12,263
Nonaccrual troubled debt restructurings	1,323	448
Total troubled debt restructurings	7,462	12,711
Less nonaccrual troubled debt restructurings in total nonaccrual loans	1,323	448

Total troubled debt restructurings and non-performing assets	$18,776	$25,352
Total non-performing loans to total loans	0.87%	1.02%
Total non-performing assets to total assets	2.35%	2.54%
Total non-performing assets and troubled debt restructurings to total assets	3.49%	4.92%

The non-accrual loans at June 30, 2015 consisted of six loans in the aggregate, comprised of two multi-family mortgage loans, one mixed-use mortgage loan, one non-residential mortgage loans, and two commercial and industrial loans.

Non-performing loans decreased by $426,000, or 9.8%, to $3.9 million at June 30, 2015 from $4.4 million at December 31, 2014. The decrease in non-performing loans was primarily due to the foreclosure and transition into real estate owned of one mixed-use mortgage loan and one non-residential mortgage loan totaling $665,000, partially offset by the addition of one non-accrual mixed-use mortgage loan totaling $138,000 and payments totaling $100,000 made by the Company for real estate taxes and similar items to protect the collateral position of the Company.

The two non-accrual multi-family mortgage loans consisted of a permanent mortgage loan with an outstanding balance of $712,000 and a $50,000 construction mortgage loan, on which no funds have been disbursed thus far, granted in connection with a loan restructuring and modification on June 8, 2015 of the original mortgage loan. Both loans will not accrue interest for a one year period ending June 30, 2016. The two loans are secured by a 23 unit apartment building. Both loans are deemed to be TDRs due to the loan restructuring and modification.

The one non-accrual mixed-use mortgage loan had an outstanding balance of $139,000 and is secured by a retail store and two apartment units. The loan was restructured and modified on June 8, 2015 such that interest will not accrue for a three month period ending August 31, 2015. The interest rate will be modified to 3.75% from September 1, 2015 to March 1, 2017 at which point the interest rate will adjust to an index plus 275 basis points. The loan is deemed to be a TDR due to the loan restructuring and modification.

The one non-accrual non-residential mortgage loan had an outstanding balance of $472,000, net of charge-off of $400,000, secured by a strip shopping center and warehouse. The property was severely damaged by fire and the Company and borrower sued the insurance company and the borrower’s insurance agent as part of the Company’s collection efforts. The loan was paid-off on July 8, 2015 when the Company received $512,500 from the insurance company as settlement to the Company’s claims and lawsuit, resulting in a $40,000 recovery for the Company.

The two non-accrual commercial and industrial loans had an aggregate balance of $2.6 million, consisting of a line of credit with an outstanding balance of $1.4 million and remaining available line of credit of $76,000 and a term loan with an outstanding balance of $1.2 million. The loans are secured by the assets of a construction company. The loans were classified as substandard at June 30, 2015. The Company is working with the borrower and the borrower’s surety bonding company to cure the delinquencies and/or satisfy the loans.

At June 30, 2015, we owned five foreclosed properties with a net balance of $8.7 million consisting of an office building located in Lawrenceville, New Jersey, an office building located in Pittsburgh, Pennsylvania, a mixed-use property located in Peabody, Massachusetts, a building housing auto repair and auto rental facilities located in Brockton, Massachusetts, and a building housing a restaurant and fish market located in Milford, New Hampshire.

We have been marketing the Lawrenceville, New Jersey and Pittsburgh, Pennsylvania properties for sale or rental. The Peabody, Massachusetts property consists of two lots containing two apartment buildings on the first lot and a commercial building on the second lot. On July 21, 2015, the Company accepted an offer to sell the lot containing the apartment buildings. Due diligence is underway and a closing is anticipated by the end of the third quarter. The Company will retain ownership of the second lot containing the commercial building for now in order to evaluate purchase offers from various third parties, including the City of Peabody, interested in acquiring and redeveloping the commercial building. The entire property has a net balance of $1.9 million as of June 30, 2015 and we do not anticipate a loss in connection with the potential sale of the apartment buildings.

The Brockton, Massachusetts and the Milford, New Hampshire properties have contracts of sale that we expect to be completed in the third quarter of 2015.

Based on current appraisals and/or fair value analyses of these properties, the Company does not anticipate any losses on the non-accrual loans and the foreclosed properties beyond the amounts already charged off.

TROUBLED DEBT RESTRUCTURED LOANS

There were two loans modified that were deemed to be TDRs during the three and six months ended June 30, 2015. As of June 30, 2015, none of the loans that were modified during the previous twelve months had defaulted in the three and six month period ended June 30, 2015.

The following tables show the activity in TDR loans for the period indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total
	(in thousands)

Balance at December 31, 2014	$4,226	$8,485	$—	$—	$—	$12,711
Additions	850	—	—	—	—	850
Repayments	(32)	(5,476)	—	—	—	(5,508)
Charge-offs	—	(599)	—	—	—	(599)
Amortization of TDR reserves	8	—	—	—	—	8
Balance - June 30, 2015	$5,052	$2,410	$—	$—	$—	$7,462
Related allowance	$—	$—	$—	$—	$—	$—

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $31.7 million at June 30, 2015 and consisted primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. Securities classified as available-for-sale provide an additional source of liquidity. Total securities classified as available-for-sale were $37,000 as of June 30, 2015.

At June 30, 2015, we had $136.7 million in loan commitments outstanding, consisting of $50.2 million in unused loans in process, $50.1 million of real estate loan commitments, $29.3 million in unused commercial and industrial loan lines of credit, $3.8 million in unused real estate equity lines of credit, $3.3 million in commercial and industrial loan commitments, and $105,000 in consumer lines of credit. Certificates of deposit due within one year of June 30, 2015 totaled $72.0 million. This represented 35.9% of certificates of deposit at June 30, 2015. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At June 30, 2015, we had the ability to borrow $82.0 million, net of $31.7 million in outstanding advances, from the FHLB of New York. We also have the ability to borrow $8.0 million from the ACBB via a line of credit, although the Company has thus far not utilized this line of credit.

At June 30, 2015, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At June 30, 2015, the Company had liquid assets of $8.6 million and $1.5 million in loan participations originated by the Bank which are held by the Company.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three and six months ended June 30, 2015 and the year ended December 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Retail Banking Officer, and three regional Chief Lending Officers, whose function is to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The following table presents the change in our net portfolio value at June 30, 2015 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
				as % of
	Net Portfolio Value			Portfolio Value of
	(Dollars in thousands)			Assets
Basis Point (“bp”)	$	$	%	NPV
Change in Rates	Amount	Change	Change	Ratio	Change
400	$106,324	$(11,809)	(10.00)%	20.95%	(71)	bp
300	109,322	(8,811)	(7.46)%	21.18%	(48)	bp
200	113,010	(5,123)	(4.34)%	21.50%	(16)	bp
100	115,844	(2,289)	(1.94)%	21.63%	(3)	bp
0	118,133			21.66%
(100)	126,879	8,746	7.40%	22.73%	107	bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The parties have completed fact discovery and expert discovery. On January 14, 2015, Stilwell filed a certification of readiness for trial. Motions for summary judgment were filed by both parties on March 3, 2015. Oppositions to summary judgment were submitted on March 31, 2015. Replies in support of summary judgment were submitted on April 21, 2015. All summary judgment papers were filed with the Court on April 22, 2015. On June 11, 2015, the Court held oral argument on the motion. The parties await a decision.

On May 19, 2015, the defendants and the Company served Stilwell with motions to redact certain documents submitted in connection with the summary-judgment motions. On May 27, 2015, Stilwell served defendants and the Company with an opposition to those motions. On May 28, 2015, the parties submitted those motions and the opposition to the Court and also submitted to the Court a proposed joint sealing order that would allow the parties to seal or redact certain information submitted in connection with the motions for summary judgment, which information the parties agreed should be sealed or redacted. The parties await a decision on this motion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2014, the Company announced that its Board of Directors approved the repurchase for up to 255,123 shares of the Company’s outstanding common stock held by persons other than the MHC. The following table presents information regarding the Company’s stock repurchases during the three months ended June 30, 2015.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Program	Programs

April 1 to April 30	10,000	$7.24	10,000	108,223

May 1 to May 31	500	7.14	500	107,723

June 1 to June 30	—	—	—	—
Total	10,500	$7.24	10,500	107,723

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: August 14, 2015	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Date: August 14, 2015	By:	/s/ Donald S. Hom
Donald S. Hom
Executive Vice President and Chief Financial Officer