Form 10-Q
period 2015-09-30
NORTHEAST COMMUNITY BANCORP INC
filed 2015-11-13
CIK 1354772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 12,223,802 shares of the registrant’s common stock outstanding.

NORTHEAST COMMUNITY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	September 30,	December 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
Cash and amounts due from depository institutions	$3,805	$3,676
Interest-bearing deposits	33,796	30,334
Cash and cash equivalents	37,601	34,010

Certificates of deposit	150	150
Securities available-for-sale	36	40
Securities held-to-maturity (fair value of $5,569 and $6,805, respectively)	5,429	6,595
Loans receivable, net of allowance for loan losses of $3,890 and $3,816, respectively	462,979	423,445
Premises and equipment, net	11,991	11,718
Investments in restricted stock, at cost	2,376	1,933
Bank owned life insurance	21,579	21,113
Accrued interest receivable	1,733	1,453
Goodwill	749	749
Intangible assets	238	284
Other real estate owned	6,923	8,733
Other assets	5,165	5,202
Total assets	$556,949	$515,425
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$40,536	$37,088
Interest bearing	364,362	336,964
Total deposits	404,898	374,052

Advance payments by borrowers for taxes and insurance	3,709	3,338
Federal Home Loan Bank advances	39,486	30,000
Accounts payable and accrued expenses	4,536	4,225
Total liabilities	452,629	411,615
Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; outstanding: 12,228,802 and 12,331,202 shares, respectively	132	132
Additional paid-in capital	56,955	57,007
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,657)	(2,851)
Retained earnings	56,621	55,548
Treasury stock – at cost, 996,198 and 893,798 shares, respectively	(6,721)	(5,999)
Accumulated other comprehensive loss	(10)	(27)
Total stockholders’ equity	104,320	103,810
Total liabilities and stockholders’ equity	$556,949	$515,425

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
INTEREST INCOME:
Loans	$5,742	$4,770	$16,100	$14,250
Interest-earning deposits	12	7	39	16
Securities – taxable	53	68	169	215

Total Interest Income	5,807	4,845	16,308	14,481
INTEREST EXPENSE:
Deposits	956	831	2,811	2,397
Borrowings	53	27	131	125
Total Interest Expense	1,009	858	2,942	2,522
Net Interest Income	4,798	3,987	13,366	11,959
PROVISION (CREDIT) FOR LOAN LOSSES	(233)	8	434	(208)
Net Interest Income after Provision (Credit) for Loan Losses	5,031	3,979	12,932	12,167
NON-INTEREST INCOME:
Other loan fees and service charges	109	96	333	332
Loss on disposition of equipment	(24)	—	(24)	—
Earnings on bank owned life insurance	159	157	466	465
Investment advisory fees	189	191	576	590
Other	4	6	14	17
Total Non-Interest Income	437	450	1,365	1,404
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,050	2,093	6,069	6,446
Occupancy expense	395	322	1,117	1,098
Equipment	150	110	431	405
Outside data processing	291	280	862	820
Advertising	28	16	52	37
Other real estate owned expense	238	162	754	274
FDIC insurance premiums	102	115	292	363
Other	774	787	2,531	2,646
Total Non-Interest Expenses	4,028	3,885	12,108	12,089
Income before Provision for Income Taxes	1,440	544	2,189	1,482
PROVISION FOR INCOME TAXES	526	166	696	433
Net Income	$914	$378	$1,493	$1,049
Net Income per Common Share - Basic and Diluted	$0.08	$0.03	$0.12	$0.09
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	11,960	12,081	11,973	12,124
Dividends Declared per Common Share	$0.03	$0.03	$0.09	$0.09

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(In thousands)
	2015	2014	2015	2014
Net income	$914	$378	$1,493	$1,049
Other comprehensive income:
Unrealized loss on securities available-for-sale arising during the period	—	1	(1)	(1)
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive loss:
Amortization of prior service cost (1)	5	5	15	16
Amortization of actuarial gain (1)	(2)	1	(6)	(1)
Actuarial gains arising during period	7	14	21	44
Total	10	21	29	58
Income tax effect (2)	(4)	(9)	(12)	(24)
Total other comprehensive income	6	12	17	34

Total comprehensive income	$920	$390	$1,510	$1,083

(1)	Amounts are included in salaries and employees benefits in the unaudited consolidated statements of income as part of net periodic pension cost. See Note 10 for further information.

(2)	Amounts are included in provision for income taxes in the unaudited consolidated statements of income.

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2015 and 2014 (in thousands, except share and per share data)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2013	$132	$57,083	$(3,111)	$54,428	$(4,291)	$(73)	$104,168
Net income	—	—	—	1,049	—	—	1,049
Other comprehensive income	—	—	—	—	—	34	34
Purchase of 190,750 shares of treasury stock	—	—	—	—	(1,390)	—	(1,390)
Cash dividend declared ($0.09 per share)	—	—	—	(433)	—	—	(433)
ESOP shares earned	—	(56)	195	—	—	—	139
Balance – September 30, 2014	$132	$57,027	$(2,916)	$55,044	$(5,681)	$(39)	$103,567

Balance at December 31, 2014	$132	$57,007	$(2,851)	$55,548	$(5,999)	$(27)	$103,810
Net income	—	—	—	1,493	—	—	1,493
Other comprehensive income	—	—	—	—	—	17	17
Purchase of 102,400 shares of treasury stock	—	—	—	—	(722)	—	(722)
Cash dividend declared ($0.09 per share)	—	—	—	(420)	—	—	(420)
ESOP shares earned	—	(52)	194	—	—	—	142
Balance – September 30, 2015	$132	$56,955	$(2,657)	$56,621	$(6,721)	$(10)	$104,320

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income	$1,493	$1,049
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of securities premiums and discounts, net	21	(28)
Provision (credit) for loan losses	434	(208)
Depreciation	477	532
Net amortization of deferred loan fees and costs	30	112
Amortization of intangible assets	46	46
Deferred income tax (benefit)	(79)	(30)
Loss from disposition of equipment	24	—
Provision for real estate owned losses	248	—
Loss on sale of other real estate owned	104	—
Earnings on bank owned life insurance	(466)	(465)
ESOP compensation expense	142	139
Increase in accrued interest receivable	(280)	(82)
Decrease in other assets	106	2,424
Increase in accounts payable and accrued expenses	339	61
Net Cash Provided by Operating Activities	2,639	3,550
Cash Flows from Investing Activities:
Net (increase) in loans	(46,157)	(48,682)
Proceeds from sale of loans held-for-sale	5,457	—
Proceeds from sale of other real estate owned	2,160	2,100
Principal repayments on securities available-for-sale	3	70
Principal repayments on securities held-to-maturity	1,145	1,468
Proceeds from maturities of certificate of deposits	—	996
Net purchase of FHLB of NY stock	(443)	(210)
Capitalized cost of real estate owned	—	(62)
Purchases of premises and equipment	(774)	(114)
Net Cash Used In Investing Activities	(38,609)	(44,434)
Cash Flows from Financing Activities:
Net increase in deposits	30,846	38,907
Proceeds from FHLB of NY advances	28,609	19,123
Repayment of FHLB of NY advances	(19,123)	(13,000)
Purchase of treasury stock	(722)	(1,390)
Increase (decrease) in advance payments by borrowers for taxes and insurance	371	(590)
Cash dividends paid	(420)	(437)
Net Cash Provided by Financing Activities	39,561	42,613
Net Increase in Cash and Cash Equivalents	3,591	1,729
Cash and Cash Equivalents - Beginning	34,010	31,531
Cash and Cash Equivalents - Ending	$37,601	$33,260
SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid (refunded)	$450	$(1,706)
Interest paid	$2,942	$2,520
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Dividends declared and not paid	$140	$144
Loans receivable transferred to loans held-for-sale	$5,457	$—
Loans receivable transferred to real estate owned	$702	$2,100

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q. Accordingly, they do not include all of the information or footnotes necessary for the presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The December 31, 2014 consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. That data, along with the interim financial information presented in the unaudited consolidated statements of financial condition, income, comprehensive income, stockholders’ equity, and cash flows should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses. In preparing these consolidated financial statements, the Company evaluated the events that occurred after September 30, 2015 and through the date these consolidated financial statements were issued.

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

In addition, banking regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is adequate as of September 30, 2015.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill

Goodwill totaled $749,000 at September 30, 2015 and December 31, 2014 and consists of goodwill acquired in the business combination completed by the Company in November 2007. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit. The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. No impairment charges were recorded for the three- and nine-month periods ended September 30, 2015.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents during the nine-month periods ended September 30, 2015 and 2014. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The following table sets forth the amount of allocated shares, shares committed to be released, unallocated shares, allocated shares distributed to former or retired employees, and total shares held by the ESOP trust at the dates indicated:

	September 30,	December 31,
	2015	2014
Allocated shares	233,289	207,368
Shares committed to be released	19,440	25,921
Unallocated shares	265,691	285,131
Total ESOP Shares	518,420	518,420
Less allocated shares distributed to former or retired employees	(46,191)	(35,051)

Total ESOP Shares Held by Trustee	472,229	483,369

Fair value of unearned shares	$1,979,000	$2,059,000

The Company recognized compensation expense of $49,000 and $45,000 during the three-month periods ended September 30, 2015 and 2014, respectively, and $142,000 and $139,000 during the nine-month periods ended September 30, 2015 and 2014, respectively, which equals the fair value of the ESOP shares when they became committed to be released.

Note 4 – Outside director retirement plan (“drp”)

Net periodic pension cost for the Company’s DRP is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(In thousands)
	2015	2014	2015	2014
Service cost	$22	$18	$68	$54
Interest cost	11	10	33	30
Amortization of prior service cost	5	5	15	16
Amortization of actuarial gain	(2)	1	(6)	(1)
Total	$36	$34	$110	$99

This plan is an unfunded, non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.

NOTE 5 – INVESTMENTS

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2015
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$31	$—	$—	$31
Federal National Mortgage Association	5	—	—	5
Total	$36	$—	$—	$36

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$4,215	$99	$—	$4,314
Federal Home Loan Mortgage Corporation	158	5	—	163
Federal National Mortgage Association	107	2	—	109
Collateralized mortgage obligations-GSE	949	34	—	983
Total	$5,429	$140	$—	$5,569

NOTE 5 – INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2014
Securities available-for-sale:
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$34	$1	$—	$35
Federal National Mortgage Association	5	—	—	5
Total	$39	$1	$—	$40

Securities held-to-maturity:
Mortgage-backed securities – residential:
Government National Mortgage Association	$5,065	$159	$—	$5,224
Federal Home Loan Mortgage Corporation	186	6	—	192
Federal National Mortgage Association	128	3	—	131
Collateralized mortgage obligations-GSE	1,216	42	—	1,258
Total	$6,595	$210	$—	$6,805

Contractual final maturities of mortgage-backed securities available-for-sale were as follows:

	September 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Due after five but within ten years	$6	$6
Due after ten years	30	30

Total	$36	$36

Contractual final maturities of mortgage-backed securities held-to-maturity were as follows:

	September 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Due after one but within five years	$41	$41
Due after five but within ten years	138	141
Due after ten years	5,250	5,387

Total	$5,429	$5,569

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant
		in Active	Other	(Level 3)
		Markets for	Observable	Significant
Description	Total	Identical Assets	Inputs	Unobservable Inputs
September 30, 2015:	(In thousands)
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$31	$—	$31	$—
Federal National Mortgage Association	5	—	5	—
Total	$36	$—	$36	$—
Nonrecurring:
Real estate owned	$328	$—	$—	$328

December 31, 2014:
Recurring:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$35	$—	$35	$—
Federal National Mortgage Association	5	—	5	—
Total	$40	$—	$40	$—
Nonrecurring:
Real estate owned	$2,137	$—	$—	$2,137

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value Estimate	Valuation	Unobservable	Range
(in thousands)	Estimate	Techniques	Input	(Weighted Average Rate)
September 30, 2015:
Impaired real estate owned	$328	Appraisal of collateral (1)	Appraisal adjustments (2)	23.85% (23.85%)
			Liquidation expenses (2)	6.49% (6.49%)

December 31, 2014:
Impaired real estate owned	$2,137	Appraisal of collateral (1)	Appraisal adjustments (2)	1.34%-20.00% (10.22%)
			Liquidation expenses (2)	0.25%-1.29% (0.29%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and aged appraisals. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The carrying amounts and fair values of the Company’s financial instruments are summarized below:

			Fair Value at
			September 30, 2015
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$37,601	$37,601	$—	$37,601	$—
Certificates of deposit	150	150	—	150	—
Securities available-for-sale	36	36	—	36	—
Securities held-to-maturity	5,429	5,569	—	5,569	—
Loans receivable	462,979	466,035	—	—	466,035
Investments in restricted stock	2,376	2,376	—	2,376	—
Accrued interest receivable	1,733	1,733	—	1,733	—

Financial Liabilities
Deposits	404,898	407,691	—	407,691	—
FHLB of New York advances	39,486	39,496	—	39,496	—
Accrued interest payable	3	3	—	3	—

			Fair Value at
			December 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$34,010	$34,010	$—	$34,010	$—
Certificates of deposit	150	150	—	150	—
Securities available-for-sale	40	40	—	40	—
Securities held-to-maturity	6,595	6,805	—	6,805	—
Loans receivable	423,445	429,467	—	—	429,467
Investments in restricted stock	1,933	1,933	—	1,933	—
Accrued interest receivable	1,453	1,453	—	1,453	—

Financial Liabilities
Deposits	374,052	377,276	—	377,276	—
FHLB of New York advances	30,000	29,970	—	29,970	—
Accrued interest payable	3	3	—	3	—

NOTE 6 – FAIR VALUE DISCLOSURES (Continued)

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014:

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

Off-Balance- Sheet Financial Instruments

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At September 30, 2015 and December 31, 2014, the estimated fair values of these off-balance-sheet financial instruments were immaterial.

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

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses and related information concerning loan balances:

	September 30,	December 31,
	2015	2014
	(In thousands)
Residential real estate:
One-to-four family (Non-owner occupied)	$15,094	$13,314
Multi-family	197,016	188,017
Mixed-use	64,642	61,546
Total residential real estate	276,752	262,877
Non-residential real estate	73,312	82,622
Construction	84,179	46,607
Commercial and industrial	31,999	34,407
Consumer	133	142

Total Loans	466,375	426,655

Allowance for loan losses	(3,890)	(3,816)
Deferred loan costs, net	494	606

Net Loans	$462,979	$423,445

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At and for the Nine Months Ended September 30, 2015 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,023	$692	$492	$494	$—	$115	$3,816
Charge-offs	(9)	(599)	—	—	—	—	(608)
Recoveries	65	183	—	—	—	—	248
Provision (credit)	(158)	524	249	(66)	—	(115)	434
Ending balance	$1,921	$800	$741	$428	$—	$—	$3,890
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,921	$800	$741	$428	$—	$—	$3,890

Loans receivable:
Ending balance	$276,752	$73,312	$84,179	$31,999	$133	$—	$466,375

Ending balance: individually evaluated for impairment	$5,042	$1,930	$—	$2,612	$—	$—	$9,584

Ending balance: collectively evaluated for impairment	$271,710	$71,382	$84,179	$29,387	$133	$—	$456,791

For the Three Months Ended September 30, 2015 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,932	$775	$616	$486	$—	$91	$3,900
Charge-offs	—	—	—	—	—	—	—
Recoveries	65	158	—	—	—	—	223
Provision (credit)	(76)	(133)	125	(58)	—	(91)	(233)
Ending balance	$1,921	$800	$741	$428	$—	$—	$3,890

For the Nine Months Ended September 30, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,556	$896	$97	$456	$—	$10	$4,015
Charge-offs	(580)	(41)	—	—	—	—	(621)
Recoveries	100	565	—	—	—	—	665
Provision (credit)	198	(452)	122	(66)	—	(10)	(208)
Ending balance	$2,274	$968	$219	$390	$—	$—	$3,851

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

For the Three Months Ended September 30, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,623	$788	$161	$358	$—	$—	$3,930
Charge-offs	(188)	—	—	—	—	—	(188)
Recoveries	101	—	—	—	—	—	101
Provision (credit)	(262)	180	58	32	—	—	8
Ending balance	$2,274	$968	$219	$390	$—	$—	$3,851

At December 31, 2014 (in thousands)

	Residential Real Estate	Non- residential Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance - Total	$2,023	$692	$492	$494	$—	$115	$3,816

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,023	$692	$492	$494	$—	$115	$3,816

Loans receivable:
Ending balance - Total	$262,877	$82,622	$46,607	$34,407	$142	$—	$426,655
Ending balance: individually evaluated for impairment	$5,367	$8,697	$—	$2,555	$—	$—	$16,619

Ending balance: collectively evaluated for impairment	$257,510	$73,925	$46,607	$31,852	$142	$—	$410,036

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following is a summary of impaired loans at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$5,042	$5,384	$—	$5,367	$5,709	$—
Non-residential real estate	1,930	2,301	—	8,697	11,714	—
Commercial and industrial	2,612	2,612	—	2,555	2,555	—
Subtotal	$9,584	$10,297	$—	$16,619	$19,978	$—

With an allowance recorded:	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	$5,042	$5,384	$—	$5,367	$5,709	$—
Non-residential real estate	1,930	2,301	—	8,697	11,714	—
Commercial and industrial	2,612	2,612	—	2,555	2,555	—
Total	$9,584	$10,297	$—	$16,619	$19,978	$—

	Three Months		Nine Months
	Ended September 30, 2015		Ended September 30, 2015

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$5,047	$41	$5,095	$128
Non-residential real estate	2,170	20	3,865	59
Commercial and industrial	2,610	—	2,585	—
Subtotal	$9,827	$61	$11,545	$187

With an allowance recorded:	—	—	—	—

Total:
Residential real estate-Multi-family	$5,047	$41	$5,095	$128
Non-residential real estate	2,170	20	3,865	59
Commercial and industrial	2,610	—	2,585	—
Total	$9,827	$61	$11,545	$187

NOTE 7 –LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

	Three Months		Nine Months
	Ended September 30, 2014		Ended September 30, 2014

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$8,292	$42	$8,465	$155
Non-residential real estate	8,951	303	9,225	379
Commercial and industrial	2,525	—	1,262	—
Subtotal	$19,768	$345	$18,952	$534

With an allowance recorded:
Non-residential real estate	$2,078	$—	$2,059	$22
Subtotal	$2,078	$—	$2,059	$22

Total:
Residential real estate-Multi-family	$8,292	$42	$8,465	$155
Non-residential real estate	11,029	303	11,284	401
Commercial and industrial	2,525	—	1,262	—
Total	$21,846	$345	$21,011	$556

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of September 30, 2015 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$15,094	$15,094	$—
Multi-family	246	—	—	246	196,770	197,016	—
Mixed-use	—	953	—	953	63,689	64,642	—
Non-residential real estate	—	—	—	—	73,312	73,312	—
Construction	—	—	—	—	84,179	84,179	—
Commercial and industrial	—	99	2,612	2,711	29,288	31,999	—
Consumer	—	—	—	—	133	133	—
Total loans	$246	$1,052	$2,612	$3,910	$462,465	$466,375	$—

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Age Analysis of Past Due Loans as of December 31, 2014 (in thousands)

	30-59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate:
One- to four-family	$—	$—	$—	$—	$13,314	$13,314	$—
Multi-family	—	—	689	689	187,328	188,017	—
Mixed-use	—	453	—	453	61,093	61,546	—
Non-residential real estate	—	—	659	659	81,963	82,622	—
Construction	—	—	—	—	46,607	46,607	—
Commercial and industrial	—	—	2,555	2,555	31,852	34,407	—
Consumer	—	—	—	—	142	142	—
Total loans	$—	$453	$3,903	$4,356	$422,299	$426,655	$—

The following tables provide certain information related to the credit quality of the loan portfolio.

Credit Risk Profile by Internally Assigned Grade at September 30, 2015 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$275,799	$73,312	$84,179	$28,769	$133	$462,192
Special Mention	953	—	—	84	—	1,037
Substandard	—	—	—	3,146	—	3,146
Total	$276,752	$73,312	$84,179	$31,999	$133	$466,375

Credit Risk Profile by Internally Assigned Grade at December 31, 2014 (in thousands)

	Residential Real Estate	Non-residential Real Estate	Construction	Commercial and Industrial	Consumer	Total
Grade:
Pass	$261,501	$75,063	$46,607	$31,352	$142	$414,665
Special Mention	235	815	—	500	—	1,550
Substandard	1,141	6,744	—	2,555	—	10,440
Total	$262,877	$82,622	$46,607	$34,407	$142	$426,655

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of September 30, 2015 and December 31, 2014 (in thousands)

	2015	2014

Residential real estate:
Multi-family	$714	$689
Mixed-use	—	453
Non-residential real estate	—	659
Commercial and industrial loans	2,612	2,555
Total	$3,326	$4,356

NOTE 7 – LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the breakdown of loans modified in TDRs for the periods indicated in 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015			2015
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Real estate:
Multi-family	0	$—	$—	1	$712	$712
Mixed-use	0	—	—	1	147	138
Total	0	$—	$—	2	$859	$850

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

The mixed-use mortgage loan had an original interest rate of 5.125% with an amortization of 30 years. Interest did not accrue for three months from June 2015 to August 2015. The interest rate starting on September 1, 2015 was 3.75% amortized over 30 years and will continue until March 1, 2017 at which time the interest rate will be adjusted to 275 basis points above the Federal Home Loan Bank of Boston three year borrowing rate. The loan will mature on January 1, 2020 with a balloon payment.

There were no loans modified that were deemed TDRs during the three and nine months ended September 30, 2014. As of September 30, 2015, none of the loans that were modified during the previous twelve months had defaulted in the three and nine month periods ended September 30, 2015. As of September 30, 2014, none of the loans that were modified during the previous twelve months had defaulted in the three and nine month periods ended September 30, 2014.

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

NOTE 9 – DIVIDEND RESTRICTION

NorthEast Community Bancorp MHC (the “MHC”) held 7,273,750 shares, or 59.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 40.5% of outstanding stock, at September 30, 2015. The MHC filed notice with, and received approval from, the Federal Reserve Bank of Philadelphia to waive its right to receive cash dividends for the period from November 25, 2014 through November 24, 2015.

NOTE 9 – DIVIDEND RESTRICTION (Continued)

The MHC intends to file notice with the Federal Reserve Bank of Philadelphia to waive the MHC’s right to receive cash dividends declared by the Company in the 12 months subsequent to the members’ approval to waive such right at a meeting of the MHC’s members to be held on November 27, 2015.

The MHC has waived receipt of all past dividends paid by the Company through September 30, 2015, with the exception of the dividend for the quarter ended June 30, 2012. Because the MHC determined not to waive receipt of the dividend for the quarter ended June 30, 2012, the MHC received $218,000 in dividends in August 2012. The dividends waived are considered as a restriction on the retained earnings of the Company. As of September 30, 2015 and December 31, 2014, the aggregate retained earnings restricted for cash dividends waived were $6,765,000 and $6,110,000, respectively.

NOTE 10 – RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated Other Comprehensive Income are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2015	2014		2015	2014		Affected Line Item in the Consolidated Statements of Comprehensive Income
	(In thousands)

Amortization of defined benefit pension items:
Prior service costs	$5	$5	(1)	$15	$16	(1)	Salary and employee benefits
Actuarial gain	(2)	1	(1)	(6)	(1)	(1)	Salary and employee benefits
	3	6		9	15		Total before tax
	(1)	(4)		(3)	(6)		Provision for income taxes
Total reclassifications for the period	$2	$2		$6	$9		Net of taxes

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed under “Item 1A. Risk Factors” below and in the Company’s Annual Report on Form 10-K under “Item 1A. Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and valuation of goodwill to be a critical accounting policy. There have been no changes to our critical accounting policies and procedures during the nine months ended September 30, 2015.

For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2014 Annual Report on Form 10-K.

Third Quarter Performance Highlights

The Company’s earnings for the quarter ended September 30, 2015 increased by $536,000 compared to the same period in 2014 primarily due to an increase in net interest income, partially offset by a decrease in non-interest income and increases in non-interest expenses and provision for income taxes. The Company had a credit of $233,000 in provision for loan losses during the September 30, 2015 quarter compared to $8,000 in provision for loan losses during the September 30, 2014 quarter.

Non-performing loans decreased by $1.0 million, or 23.6%, to $3.3 million as of September 30, 2015 from $4.4 million as of December 31, 2014. The decrease in non-performing loans was primarily due to the foreclosure and transition into real estate owned of one mixed-use mortgage loan and one non-residential mortgage loan totaling $664,000 and the satisfaction of one non-residential mortgage loan totaling $448,000, partially offset by payments totaling $83,000 made by the Company for real estate taxes and water and sewer charges on properties secured by the non-performing mortgage loans.

Our interest rate spread increased to 3.69% for the three months ended September 30, 2015 from 3.43% for the three months ended September 30, 2014 and our net interest margin increased to 3.89% for the three months ended September 30, 2015 from 3.64% for the three months ended September 30, 2014.

Our loans receivable, net, increased by $39.5 million, or 9.3%, to $463.0 million as of September 30, 2015 from $423.4 million at December 31, 2014 due primarily to increases of $37.6 million in construction mortgage loans, $9.0 million in multi-family mortgage loans, $3.1 million in mixed-use mortgage loans, and $1.8 million in one-to-four family non-owner occupied mortgage loans, partially offset by decreases of $9.3 million in non-residential mortgage loans, $2.4 million in commercial and industrial loans, and $9,000 in consumer loans.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets increased by $41.5 million, or 8.1%, to $556.9 million at September 30, 2015 from $515.4 million at December 31, 2014. The increase in total assets was due primarily to increases of $39.5 million in loans receivable, net, $3.6 million in cash and cash equivalents, and $466,000 in bank owned life insurance, partially offset by decreases of $1.8 million in real estate owned and $1.2 million in securities held-to-maturity. The increase in total assets was funded primarily from increases of $30.8 million in deposits and $9.5 million in FHLB advances.

Loans receivable, net, increased by $39.5 million, or 9.3%, to $463.0 million at September 30, 2015 from $423.4 million at December 31, 2014 due primarily to loan originations totaling $53.2 million which exceeded loan repayments and charge-offs totaling $13.8 million. The increase in the mortgage loan portfolio was due to increases of $37.6 million, or 80.6%, in the construction mortgage loan portfolio to $84.2 million at September 30, 2015 from $46.6 million at December 31, 2014, $9.0 million, or 4.8%, in the multi-family mortgage loan portfolio to $197.0 million at September 30, 2015 from $188.0 million at December 31, 2014, $3.1 million, or 5.0%, in the mixed-use mortgage loan portfolio to $64.6 million at September 30, 2015 from $61.5 million at December 31, 2014, and $1.8 million, or 13.4%, in the one-to-four family non-owner occupied mortgage loan portfolio to $15.1 million at September 30, 2015 from $13.3 million at December 31, 2014, partially offset by decreases of $9.3 million, or 11.3%, in the non-residential mortgage loan portfolio to $73.3 million at September 30, 2015 from $82.6 million at December 31, 2014, $2.4 million, or 7.0%, in the commercial and industrial loan portfolio to $32.0 million at September 30, 2015 from $34.4 million at December 31, 2014, and $9,000, or 6.4%, in the consumer loan portfolio to $133,000 at September 30, 2015 from $142,000 at December 31, 2014.

The increases in the construction, multi-family, mixed-use, and one-to-four family non-owner occupied mortgage loan portfolio were due to the Company’s continued aggressive origination activities in our lending regions in the New York City metropolitan area, Massachusetts, and Connecticut and, with respect to construction loans, the increased demand in the New York City metropolitan area. The decrease in the non-residential mortgage loan, commercial and industrial loan portfolio, and consumer loan portfolio was due to loan pay-offs that exceeded originations.

Cash and cash equivalents increased by $3.6 million, or 10.6%, to $37.6 million at September 30, 2015 from $34.0 million at December 31, 2014 due primarily to increases in deposits and FHLB advances, offset by an increase in the loan portfolio. Our investment in bank owned life insurance increased by $466,000, or 2.2%, to $21.6 million at September 30, 2015 from $21.1 million at December 31, 2014 due to earnings on these assets.

Real estate owned decreased by $1.8 million, or 20.7%, to $6.9 million at September 30, 2015 from $8.7 million at December 31, 2014 due to the sales, at an aggregate loss of $104,000, of the apartment building portion of a mixed-use real estate owned totaling $1.5 million, one mixed-use real estate owned totaling $471,000, and one multi-family real estate owned totaling $115,000 and the establishment of valuation allowances of $228,000 for one mixed-use real estate owned and $20,000 for one non-residential real estate owned, partially offset by the foreclosure and transition into real estate owned of one mixed-use mortgage loan totaling $471,000 and one non-residential mortgage loan totaling $231,000.

Securities held-to-maturity decreased by $1.2 million, or 17.7%, to $5.4 million at September 30, 2015 from $6.6 million at December 31, 2014 due primarily to repayments.

Deposits increased by $30.8 million, or 8.2%, to $404.9 million at September 30, 2015 from $374.1 million at December 31, 2014. The increase in deposits was primarily attributable to increases of $18.9 million in certificates of deposit, $12.3 million in NOW and money market accounts, and $3.4 million in non-interest bearing accounts, partially offset by a decrease of $3.8 million in regular savings accounts.

The increase in certificates of deposit was due to the offering of competitive interest rates for non-broker certificates of deposit gathered through a non-broker nationwide certificate of deposit listing service from banks and credit unions in amounts less than $250,000. The increase in certificates of deposit was also due to the offering of competitive interest rates by our Massachusetts branch offices and the opening of the Spring Valley, New York branch office. As a result, we obtained an additional $8.9 million in non-broker certificates of deposit through the listing service, $10.3 million in non-broker certificates of deposit through our Massachusetts branch offices, and $1.5 million in non-broker certificates of deposit through our Spring Valley, New York branch office since December 31, 2014. The increase in NOW and money market accounts and non-interest bearing accounts was due to the successful marketing efforts by our Spring Valley, New York branch office. The decrease in regular savings accounts was due to the highly competitive Massachusetts and New York markets, the closing of and the consolidation of deposits from our Second Avenue, New York branch office to our First Avenue, New York branch office, and a shift to interest-bearing demand deposits and interest-bearing certificates of deposit.

FHLB advances increased by $9.5 million, or 31.6%, to $39.5 million at September 30, 2015 from $30.0 million at December 31, 2014. The increase in deposits and FHLB advances was primarily attributable to efforts by the Company to increase liquidity, fund loan originations, increase reliance on long term certificates of deposit and FHLB advances, and diversify sources of funds.

Stockholders’ equity increased by $510,000, or 0.5%, to $104.3 million at September 30, 2015, from $103.8 million at December 31, 2014. This increase was primarily the result of comprehensive income of $1.5 million and the amortization of $142,000 for the ESOP for the period, partially offset by stock repurchases of $722,000 and cash dividends declared of $421,000.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. Net income increased by $536,000, or 141.8%, to $914,000 for the quarter ended September 30, 2015 from net income of $378,000 for the quarter ended September 30, 2014. The increase was primarily the result of an increase of $811,000 in net interest income, partially offset by a decrease of $13,000 in non-interest income, an increase of $143,000 in non-interest expenses, and an increase of $360,000 in income taxes. The Company had a credit of $233,000 in provision for loan losses during the September 30, 2015 quarter compared to $8,000 in provision for loan losses during the September 30, 2014 quarter.

Net Interest Income. Net interest income increased by $811,000, or 20.3%, to $4.8 million for the three months ended September 30, 2015 from $4.0 million for the three months ended September 30, 2014. The increase in net interest income resulted primarily from an increase of $962,000 in interest income that exceeded an increase of $151,000 in interest expense.

The net interest spread increased by 27 basis points to 3.69% for the three months ended September 30, 2015 from 3.42% for the three months ended September 30, 2014. The net interest margin increased by 25 basis points between these periods from 3.64% for the quarter ended September 30, 2014 to 3.89% for the three months ended September 30, 2015. The increase in the interest rate spread and the net interest margin in the third quarter of 2015 compared to the same period in 2014 was due to an increase of 29 basis points in the yield on our interest-earning assets, partially offset by an increase of two basis points in the cost of our interest-bearing liabilities.

The average yield on our interest-earning assets increased by 29 basis points to 4.71% for the three months ended September 30, 2015 from 4.42% for the three months ended September 30, 2014 and the cost of our interest-bearing liabilities increased by two basis points to 1.02% for the three months ended September 30, 2015 from 1.00% for the three months ended September 30, 2014. The increase in the yield on our interest-earning assets was due to increases in the yield on loans receivable and other interest-earning assets, offset partially by a decrease in the yield on securities. The increase in the cost of our interest-bearing liabilities was due to increases in the cost of interest-bearing deposits and the cost of borrowed money.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$454,405	$5,742	5.05%	$400,390	$4,770	4.77%
Securities (including restricted stock)	7,908	53	2.68	9,045	68	3.01
Other interest-earning assets	30,782	12	0.16	28,739	7	0.10
Total interest-earning assets	493,095	5,807	4.71	438,174	4,845	4.42
Allowance for loan losses	(3,948)			(4,021)
Non-interest-earning assets	54,139			49,320
Total assets	$543,286			$483,473

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$77,010	$102	0.53%	$66,296	$61	0.37%
Savings and club accounts	79,970	93	0.47	85,136	119	0.56
Certificates of deposit	202,200	761	1.51	171,142	651	1.52
Total interest-bearing deposits	359,180	956	1.06	322,574	831	1.03

Borrowings	35,667	53	0.59	21,860	27	0.49
Total interest-bearing liabilities	394,847	1,009	1.02	344,434	858	1.00

Noninterest-bearing demand	36,446			28,657
Other liabilities	7,821			7,238
Total liabilities	439,114			380,329

Stockholders’ equity	104,172			103,144

Total liabilities and stockholders' equity	$543,286			$483,473
Net interest income		$4,798			$3,987
Interest rate spread			3.69%			3.42%
Net interest margin			3.89%			3.64%
Net interest-earning assets	$98,248			$93,740
Interest-earning assets to interest-bearing liabilities	124.88%			127.22%

Total interest income increased by $962,000, or 19.9%, to $5.8 million for the three months ended September 30, 2015 from $4.8 million for the three months ended September 30, 2014. Interest income on loans increased by $972,000, or 20.4%, to $5.7 million for the three months ended September 30, 2015 from $4.8 million for the three months ended September 30, 2014. The increase was primarily the result of an increase of $54.0 million, or 13.5%, in the average balance of the loan portfolio to $454.4 million for the three months ended September 30, 2015 from $400.4 million for the three months ended September 30, 2014 as originations outpaced repayments. During this period, construction loans increased by $46.9 million, or 126.0%, mixed-use mortgage loans increased by $5.4 million, or 9.1%, multi-family mortgage loans increased by $5.4 million, or 2.8%, residential mortgage loans increased by $2.5 million, or 20.3%, non-residential mortgage loans decreased by $11.3 million, or 13.3%, commercial and industrial loans decreased by $465,000, or 1.4%, and consumer loans decreased by $15,000, or 10.2%.

The increase in interest income was also due to an increase of 28 basis points in the average yield on loans to 5.05% for the three months ended September 30, 2015 from 4.77% for the three months ended September 30, 2014. The increase in the average yield on loans was due in part to an increase in the higher yielding construction loan portfolio. In addition, the increased level of prepayment penalties during the current quarter had the effect of increasing yield on loans, yield on total interest-earning assets, interest rate spread, and net interest margin by 0.28%, 0.26%, 0.26%, and 0.25%, respectively. The higher level of prepayment penalties are not expected to continue.

Interest income on securities decreased by $15,000, or 22.1%, to $53,000 for the three months ended September 30, 2015 from $68,000 for the three months ended September 30, 2014. The decrease was primarily due to a decrease of $1.1 million, or 12.6%, in the average balance of securities to $7.9 million for the three months ended September 30, 2015 from $9.0 million for the three months ended September 30, 2014 and a decrease of 33 basis points in the average yield on securities to 2.68% for the three months ended September 30, 2015 from 3.01% for the three months ended September 30, 2014. The decrease in the average balance was due to the principal repayments on investment securities, offset by an increase in restricted stock. The decrease in the yield was due to the re-pricing of our adjustable investment securities to a lower yield.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $5,000, or 71.4% to $12,000 for the three months ended September 30, 2015 from $7,000 for the three months ended September 30, 2014. The increase was primarily due to an increase of $2.0 million in the average balance of interest-earning assets to $30.8 million for the three months ended September 30, 2015 from $28.7 million for the three months ended September 30, 2014 and an increase of six basis points in the average yield on other interest-earning assets to 0.16% for the three months ended September 30, 2015 from 0.10% for the three months ended September 30, 2014. The increase in the average balance was due to an increase in deposits and borrowings. The increase in yield was due to the placement of other interest-earning assets in one of our correspondent banks to generate higher yield.

Total interest expense increased by $151,000, or 17.6%, to $1.0 million for the three months ended September 30, 2015 from $858,000 for the three months ended September 30, 2014. Interest expense on deposits increased by $125,000, or 15.0%, to $956,000 for the three months ended September 30, 2015 from $831,000 for the three months ended September 30, 2014. The increase in the interest expense on deposits was a result of an increase of $36.6 million, or 11.3%, in the average balance of interest bearing deposits to $359.2 million for the three months ended September 30, 2015 from $322.6 million for the three months ended September 30, 2014. The increase in the interest expense on deposits was also a result of an increase of three basis points in the average cost of interest-bearing deposits to 1.06% for the three months ended September 30, 2015 from 1.03% for the three months ended September 30, 2014.

The interest expense of our interest-bearing demand deposits increased by $41,000, or 67.2%, to $102,000 for the three months ended September 30, 2015 from $61,000 for the three months ended September 30, 2014. The increase in interest expense in our interest-bearing demand deposits was due to an increase of $10.7 million, or 16.2%, in the average balance of our interest-bearing demand deposits to $77.0 million for the three months ended September 30, 2015 from $66.3 million for the three months ended September 30, 2014 and an increase of 16 basis points in the average interest cost to 0.53% for the three months ended September 30, 2015 from 0.37% for the three months ended September 30, 2014 as we offered competitive interest rates to generate deposits.

The interest expense of our interest-bearing savings and club deposits decreased by $26,000, or 21.8%, to $93,000 for the three months ended September 30, 2015 from $119,000 for the three months ended September 30, 2014. The decrease in interest expense in our interest-bearing savings and club deposits was due to a decrease of $5.2 million, or 6.1%, in the average balance of our interest-bearing savings and club deposits to $80.0 million for the three months ended September 30, 2015 from $85.1 million for the three months ended September 30, 2014 and a decrease of nine basis points in the average interest cost to 0.47% for the three months ended September 30, 2015 from 0.56% for the three months ended September 30, 2014. The decrease in the average balance of our interest-bearing savings and club deposits was due to a shift to interest-bearing demand deposits and interest-bearing certificates of deposit.

The interest expense of our interest-bearing certificates of deposit increased by $110,000, or 16.9%, to $761,000 for the three months ended September 30, 2015 from $651,000 for the three months ended September 30, 2014. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $31.1 million, or 18.1%, in the average balance of our interest-bearing certificates of deposit to $202.2 million for the three months ended September 30, 2015 from $171.1 million for the three months ended September 30, 2014. The increase in our interest-bearing certificates was due to management’s decision to continue offering competitive interest rates to generate deposits through our branch offices and a nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was partially offset by a one basis point decrease in the average interest cost on such certificates to 1.51% for the three months ended September 30, 2015 from 1.52% for the three months ended September 30, 2014. The decrease in the average interest cost of our interest-bearing certificates of deposit was due to the re-pricing of maturing certificates of deposit.

Interest expense on borrowings increased by $26,000, or 96.3%, to $53,000 for the three months ended September 30, 2015 from $27,000 for the three months ended September 30, 2014. The increase in interest expense on borrowings was due to an increase of $13.8 million, or 63.2%, in the average balance of borrowed money to $35.7 million for the three months ended September 30, 2015 from $21.9 million for the three months ended September 30, 2014. The increase in interest expense on borrowings was also due to an increase of 10 basis points in the cost of borrowed money to 0.59% for the three months ended September 30, 2015 from 0.49% for the three months ended September 30, 2014 due primarily to the maturity and repayment of lower costing short term FHLB advances with new higher costing short and long term FHLB advances obtained during the twelve months ended September 30, 2015.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2015 and 2014.

	Three Months
	Ended September 30,
	2015	2014

	(Dollars in thousands)
Allowance at beginning of period	$3,900	$3,930
Provision (credit) for loan losses	(233)	8
Charge-offs	—	(188)
Recoveries	223	101
Net charge-offs	223	(87)
Allowance at end of period	$3,890	$3,851

End of period - Allowance to non-performing loans	116.96%	44.11%
End of period - Allowance to total loans outstanding	0.83%	0.92%
Net (recoveries) charge-offs to average loans outstanding during the period	(0.05)%	0.02%

The allowance to non-performing loans ratio increased to 116.96% at September 30, 2015 from 44.11% at September 30, 2014 due primarily to a decrease in non-performing loans to $3.3 million at September 30, 2015 from $8.7 million at September 30, 2014. The decrease in non-performing loans was due to the foreclosure and transition to real estate owned of five mortgage loans totaling $4.8 million at September 30, 2015, of which three real estate owned totaling $2.4 million were subsequently sold to third party investors, the satisfaction of one non-residential mortgage loan totaling $448,000, and the return to current and performing status of one mixed-use mortgage loan totaling $230,000, partially offset by payments totaling $95,000 made by the Company for real estate taxes and similar items to protect the collateral position of the Company.

The allowance for loan losses was $3.9 million at September 30, 2015, $3.8 million at December 31, 2014, and $3.9 million at September 30, 2014. We had a credit provision for loan losses of $233,000 for the three months ended September 30, 2015 compared to provision for loan losses of $8,000 for the three months ended September 30, 2014. The allowance for loan losses remained unchanged due to the Company’s decision during the third quarter of 2014 to revise the methodology used to calculate the historical loss factor. In this regard, the Company revised the historical loss look back period from three to two years as a result of the Company’s determination that the Company’s historical loss charge-offs from 2009 to 2012 occurred in 2012, that there has not been a significant amount of loss charge-offs during the past two years, and that the Company’s loan portfolio has weathered the recession with no further anticipated significant loss charge-offs.

We had no charge-offs during the three months ended September 30, 2015 compared to charge-offs of $188,000 during the three months ended September 30, 2014. We recorded recoveries of $223,000 during the three months ended September 30, 2015 compared to recoveries of $101,000 during the three months ended September 30, 2014.

Non-interest Income. Non-interest income decreased by $13,000, or 2.9%, to $437,000 for the three months ended September 30, 2015 from $450,000 for the three months ended September 30, 2014. The decrease was primarily due to a loss of $24,000 on the disposition of fixed assets, partially offset by an increase of $13,000 in other loan fees and service charges. The loss on the disposition of fixed assets was due to the closing and the consolidation of deposits from the Second Avenue, New York branch office to the First Avenue, New York branch office. The increase in other loan fees and service charges was due to an increase in miscellaneous loan service charges.

Non-interest Expense. Non-interest expense increased by $143,000, or 3.7%, to $4.0 million for the three months ended September 30, 2015 from $3.9 million for the three months ended September 30, 2014. The increase resulted primarily from increases of $76,000 in real estate owned expenses, $73,000 in occupancy expense, $40,000 in equipment expense, and $12,000 in advertising expense, partially offset by decreases of $43,000 in salaries and employee benefits and $13,000 in FDIC insurance premiums.

Real estate owned expense increased by $76,000, or 46.9%, to $238,000 in 2015 from $162,000 in 2014 due to the establishment of valuation allowances totaling $106,000 against one mixed-use real estate owned and a loss of $10,000 on the sale of a non-residential real estate owned, partially offset by a reduction in the net operating expenses related to the foreclosed properties.

Occupancy expense increased by $73,000, or 22.7%, to $395,000 during the quarter ended September 30, 2015 from $322,000 during the quarter ended September 30, 2014 due primarily to the opening of the Spring Valley, New York branch office and the cessation of reimbursement of rental expense for our First Avenue branch office.

Equipment expense increased by $40,000, or 36.4%, to $150,000 for the three months ended September 30, 2015 from $110,000 for the three months ended September 30, 2014 due primarily to the purchases of equipment and depreciation of fixed assets in connection with the opening of the Spring Valley, New York branch office. Advertising expense increased by $12,000, or 75.0%, to $28,000 in 2015 from $16,000 in 2014 due mainly to marketing expenses to publicize the opening of the Spring Valley, New York branch office.

Salaries and employee benefits, which represented 50.9% of the Company’s non-interest expense during the quarter ended September 30, 2015, decreased by $43,000, or 2.1%, to $2.1 million in 2015 from $2.1 million in 2014 due to a reduction in the number of full time equivalent employees to 97 at September 30, 2015 from 98 at September 30, 2014 and a reduction in our health insurance expense. The reduction in staff occurred in branch operations due to the closing of our Second Avenue, New York branch office and headquarters support personnel, partially offset by the hiring of staff for the new Spring Valley, New York branch office. The reduction in our health insurance expense was due to a switch in 2015 to a lower costing health insurance service provider.

FDIC insurance expense decreased by $13,000, or 11.3%, to $102,000 in 2015 from $115,000 in 2014 due to a decrease in the Company’s quarterly assessment multiplier, offset by an increase in the Company’s assessment base from 2014 to 2015.

Income Taxes. Income tax expense increased by $360,000, or 216.9%, to $526,000 for the three months ended September 30, 2015 from $166,000 for the three months ended September 30, 2014. The increase resulted primarily from an $896,000 increase in pre-tax income in 2015 compared to 2014. The effective tax rate was 36.5% for the three months ended September 30, 2015 and 30.5% for the three months ended September 30, 2014. The increase in the effective tax rate between periods was due to a lower percentage of our pre-tax income being tax-exempt, specifically the earnings on bank-owned life insurance, in 2015 compared to 2014.

Comparison of Operating Results For The Nine Months Ended September 30, 2015 and 2014

General. Net income increased by $444,000, or 42.3%, to $1.5 million for the nine months ended September 30, 2015 from $1.0 million for the nine months ended September 30, 2014. The increase was primarily the result of an increase of $1.4 million in net interest income, partially offset by provision for loan losses of $434,000 during the nine months ended September 30, 2015 compared to a credit of $208,000 for the nine months ended September 30, 2014, a decrease of $39,000 in non-interest income and increases of $19,000 in non-interest expense and $263,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $1.4 million, or 11.8%, to $13.4 million for the nine months ended September 30, 2015 from $12.0 million for the nine months ended September 30, 2014. The increase in net interest income resulted primarily from an increase of $1.8 million in interest income that exceeded an increase of $420,000 in interest expense.

The net interest spread decreased by four basis points to 3.48% for the nine months ended September 30, 2015 from 3.52% for the nine months ended September 30, 2014. The net interest margin decreased by six basis points between these periods to 3.68% for the nine months ended September 30, 2015 from 3.74% for the nine months ended September 30, 2014. The decrease in the interest rate spread and the net interest margin in 2015 compared to the same period in 2014 was due to a decrease of four basis points in the yield on our interest-earning assets whereas the cost of our interest-bearing liabilities remained constant at 1.01%.

The average yield on our interest-earning assets decreased by four basis points to 4.49% for the nine months ended September 30, 2015 from 4.53% for the nine months ended September 30, 2014 and the cost of our interest-bearing liabilities remained constant at 1.01% for the nine months ended September 30, 2015 and September 30, 2014. The decrease in the yield on our interest-earning assets was due to decreases in the yields on loans receivable and securities, offset partially by an increase in the yield on other interest-earning assets. The cost of our interest-bearing liabilities remained constant due to a decrease in the cost of borrowed money that was offset by an increase in the cost of interest-bearing deposits.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$443,878	$16,100	4.84%	$388,934	$14,250	4.89%
Securities	8,211	169	2.74	9,468	215	3.03
Other interest-earning assets	32,527	39	0.16	27,955	16	0.08
Total interest-earning assets	484,616	16,308	4.49	426,357	14,481	4.53
Allowance for loan losses	(3,887)			(4,116)
Non-interest-earning assets	53,347			48,701
Total assets	$534,076			$470,942

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand	$73,871	$276	0.50%	$63,062	$170	0.36%
Savings and club accounts	82,585	324	0.52	85,609	352	0.55
Certificates of deposit	197,393	2,211	1.49	165,238	1,875	1.51
Total interest-bearing deposits	353,849	2,811	1.06	313,909	2,397	1.02

Borrowings	33,247	131	0.53	19,974	125	0.83
Total interest-bearing liabilities	387,096	2,942	1.01	333,883	2,522	1.01

Noninterest-bearing demand	34,909			25,539
Other liabilities	8,178			8,039
Total liabilities	430,183			367,461

Stockholders’ equity	103,893			103,481

Total liabilities and stockholders' equity	$534,076			$470,942
Net interest income		$13,366			$11,959
Interest rate spread			3.48%			3.52%
Net interest margin			3.68%			3.74%
Net interest-earning assets	$97,520			$92,474
Interest-earning assets to interest-bearing liabilities	125.19%			127.70%

Total interest income increased by $1.8 million, or 12.6%, to $16.3 million for the nine months ended September 30, 2015 from $14.5 million for the nine months ended September 30, 2014. Interest income on loans increased by $1.8 million, or 13.0%, to $16.1 million for the nine months ended September 30, 2015 from $14.3 million for the nine months ended September 30, 2014 as a result of an increase of $54.9 million, or 14.1%, in the average balance of the loan portfolio to $443.9 million for the nine months ended September 30, 2015 from $388.9 million for the nine months ended September 30, 2014 as originations outpaced repayments. The increase in the average balance of the loan portfolio was offset by a decrease of five basis points in the average yield on loans to 4.84% for the nine months ended September 30, 2015 from 4.89% for the nine months ended September 30, 2014. The decrease in the average yield on loans was due to the pay-off of higher yielding mortgage loans and the refinancing and/or re-pricing to lower interest rates of mortgage loans in our loan portfolio, partially offset by an increase in the higher yielding construction loan portfolio.

Interest income on securities decreased by $46,000, or 21.4%, to $169,000 for the nine months ended September 30, 2015 from $215,000 for the nine months ended September 30, 2014. The decrease was primarily due to a decrease of $1.3 million, or 13.3%, in the average balance of securities to $8.2 million for the nine months ended September 30, 2015 from $9.5 million for the nine months ended September 30, 2014 and a decrease of 29 basis points in the average yield on securities to 2.74% for the nine months ended September 30, 2015 from 3.03% for the nine months ended September 30, 2014. The decrease in the average balance was due to the principal repayments on investment securities, offset by an increase in restricted stock. The decrease in the yield was due to the re-pricing of our adjustable investment securities to a lower yield.

Interest income on other interest-earning assets (consisting solely of interest-earning deposits) increased by $23,000, or 143.8%, to $39,000 for the nine months ended September 30, 2015 from $16,000 for the nine months ended September 30, 2014. The increase was primarily due to an increase of $4.6 million, or 16.4%, in the average balance of interest-earning assets to $32.5 million for the nine months ended September 30, 2015 from $28.0 million for the nine months ended September 30, 2014 and an increase of eight basis points in the average yield on other interest-earning assets to 0.16% for the nine months ended September 30, 2015 from 0.08% for the nine months ended September 30, 2014. The increase in the average balance was due to an increase in deposits and borrowings. The increase in yield was due to the placement of other interest-earning assets in one of our correspondent banks to generate higher yield.

Total interest expense increased by $420,000, or 16.7%, to $2.9 million for the nine months ended September 30, 2015 from $2.5 million for the nine months ended September 30, 2014. Interest expense on deposits increased by $414,000, or 17.3%, to $2.8 million for the nine months ended September 30, 2015 from $2.4 million for the nine months ended September 30, 2014. The increase in the interest expense on deposits was a result of an increase of $39.9 million, or 12.7%, in the average balance of interest bearing deposits to $353.8 million for the nine months ended September 30, 2015 from $313.9 million for the nine months ended September 30, 2014. The increase in the interest expense on deposits was also a result of an increase of four basis points in the average cost of interest-bearing deposits to 1.06% for the nine months ended September 30, 2015 from 1.02% for the nine months ended September 30, 2014.

The interest expense of our interest-bearing demand deposits increased by $106,000, or 62.4%, to $276,000 for the nine months ended September 30, 2015 from $170,000 for the nine months ended September 30, 2014. The increase in interest expense in our interest-bearing demand deposits was due to an increase of $10.8 million, or 17.1%, in the average balance of our interest-bearing demand deposits to $73.9 million for the nine months ended September 30, 2015 from $63.1 million for the nine months ended September 30, 2014 and an increase of 14 basis points in the average interest cost to 0.50% for the nine months ended September 30, 2015 from 0.36% for the nine months ended September 30, 2014 as we continued to offer competitive interest rates to generate deposits.

The interest expense of our interest-bearing savings and club deposits decreased by $28,000, or 8.0%, to $324,000 for the nine months ended September 30, 2015 from $352,000 for the nine months ended September 30, 2014. The decrease in interest expense in our interest-bearing savings and club deposits was due to a decrease of $3.0 million, or 3.5%, in the average balance of our interest-bearing savings and club deposits to $82.6 million for the nine months ended September 30, 2015 from $85.6 million for the nine months ended September 30, 2014 and a decrease of three basis points in the average interest cost to 0.52% for the nine months ended September 30, 2015 from 0.55% for the nine months ended September 30, 2014. The decrease in the average balance of our interest-bearing savings and club deposits was due to a shift to interest-bearing demand deposits and interest-bearing certificates of deposit.

The interest expense of our interest-bearing certificates of deposit increased by $336,000, or 17.9%, to $2.2 million for the nine months ended September 30, 2015 from $1.9 million for the nine months ended September 30, 2014. The increase in interest expense in our interest-bearing certificates of deposit was due to an increase of $32.2 million, or 19.5%, in the average balance of our interest-bearing certificates of deposit to $197.4 million for the nine months ended September 30, 2015 from $165.2 million for the nine months ended September 30, 2014. The increase in our interest-bearing certificates was due to management’s decision to continue offering competitive interest rates to generate deposits through our branch offices and a nationwide certificate of deposit listing service. The increase in interest expense of our interest-bearing certificates of deposit was partially offset by a two basis point decrease in the average interest cost on such certificates to 1.49% for the nine months ended September 30, 2015 from 1.51% for the nine months ended September 30, 2014. The decrease in the average interest cost of our interest-bearing certificates of deposit was due to the re-pricing of maturing certificates of deposit and the acquisition of competitively priced interest-bearing certificates of deposit through a non-broker nationwide certificate of deposit listing service.

Interest expense on borrowings increased by $6,000, or 4.8%, to $131,000 for the nine months ended September 30, 2015 from $125,000 for the nine months ended September 30, 2014. The increase in interest expense on borrowings was due to an increase of $13.3 million, or 66.5%, in the average balance of borrowed money to $33.2 million for the nine months ended September 30, 2015 from $20.0 million for the nine months ended September 30, 2014. The increase in interest expense on borrowings was partially offset by a decrease of 30 basis points in the cost of borrowed money to 0.53% for the nine months ended September 30, 2015 from 0.83% for the nine months ended September 30, 2014 due primarily to the maturity and repayment of higher costing FHLB advances with new lower cost FHLB short term advances, offset by new higher costing long term FHLB advances obtained during the twelve months ended September 30, 2015.

Allowance for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014.

	Nine Months
	Ended September 30,
	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$3,816	$4,015
Provision (credit) for loan losses	434	(208)
Charge-offs	(608)	(621)
Recoveries	248	665
Net recovery (charge-offs)	(360)	44
Allowance at end of period	$3,890	$3,851

We recorded a provision for loan losses of $434,000 for the nine months ended September 30, 2015 compared to a credit provision for loan losses of $208,000 for the nine months ended September 30, 2014. We charged-off $608,000 against three related non-residential mortgage loans and one mixed-use mortgage loan during the nine months ended September 30, 2015 compared to charge-offs of $621,000 against two non-performing multi-family mortgage loans, one mixed-use mortgage loan, one non-residential mortgage loan, and one foreclosed multi-family mortgage loan during the nine months ended September 30, 2014. We recorded recoveries of $248,000 during the nine months ended September 30, 2015 compared to recoveries of $665,000 during the nine months ended September 30, 2014.

Non-interest Income. Non-interest income decreased by $39,000, or 2.8%, to $1.4 million for the nine months ended September 30, 2015 from $1.4 million for the nine months ended September 30, 2014. The decrease was primarily due to a loss of $24,000 on the disposition of fixed assets as a result of the closing of the Second Avenue branch office and a decrease of $14,000 in advisory fee income generated by our wealth management division. The decrease in advisory fee income from our wealth management division was due to a decrease in assets under management.

Non-interest Expense. Non-interest expense increased by $19,000, or 0.2%, to $12.1 million for the nine months ended September 30, 2015 from $12.1 million for the nine months ended September 30, 2014. The increase resulted primarily from increases of $480,000 in real estate owned expenses, $42,000 in outside data processing expenses, $26,000 in equipment expenses, $19,000 in net occupancy expenses, and $15,000 in advertising expenses, partially offset by decreases of $377,000 in salaries and employee benefits, $115,000 in other non-interest expense, and $71,000 in FDIC insurance expense.

Real estate owned expense increased by $480,000, or 175.2%, to $754,000 in 2015 from $274,000 in 2014 due to operating expenses related to five foreclosed properties in 2015 compared to one foreclosed property in 2014. In addition, the Company established valuation allowances totaling $248,000 against one mixed-use real estate owned and one non-residential real estate owned and sold three foreclosed properties for a net loss of $104,000 during the nine months ended September 30, 2015.

Due to the opening of the new Spring Valley, New York branch office, outside data processing expenses increased by $42,000, or 5.1%, to $862,000 in 2015 from $820,000 in 2014, equipment expenses increased by $26,000, or 6.4%, to $431,000 in 2015 from $405,000 in 2014, net occupancy expenses increased by $19,000, or 1.7%, to $1.1 million in 2015 from $1.1 million in 2014, and advertising expenses increased by $15,000, or 40.5%, to $52,000 in 2015 from $37,000 in 2014.

Salaries and employee benefits, which represented 50.1% of the Company’s non-interest expense during the nine months ended September 30, 2015, decreased by $377,000, or 5.8%, to $6.1 million in 2015 from $6.4 million in 2014 due to a reduction in the number of full time equivalent employees to 97 at September 30, 2015 from 98 at September 30, 2014 and a reduction in our health insurance expense. The reduction in staff occurred in headquarters support personnel and branch operations due to the closing of our Second Avenue, New York branch office, partially offset by the hiring of staff for the new Spring Valley, New York branch office. The reduction in our health insurance expense was due to a switch in 2015 to a lower costing health insurance service provider.

Other non-interest expense decreased by $115,000, or 4.3%, to $2.5 million in 2015 from $2.6 million in 2014 due mainly to decreases of $117,000 in audit and accounting fees and $109,000 in miscellaneous other non-interest expenses, offset by an increase of $50,000 in legal fees and $47,000 in directors, officers, and employee expenses. The reduction in the audit and accounting fees was due to the moving of a portion of the internal loan review function in-house and a reduction in the frequency of certain internal audit functions. The increase in legal fees was due to an increase in regulatory counsel expenses and foreclosure expenses. The increase in directors, officers, and employee expenses was due to the opening of the Spring Valley, New York branch office and the closing of and the consolidation of the Second Avenue branch office into the First Avenue branch office.

FDIC insurance expense decreased by $71,000, or 19.6%, to $292,000 in 2015 from $363,000 in 2014 due to a decrease in the Company’s quarterly assessment multiplier, offset by an increase in the Company’s assessment base from 2014 to 2015.

Income Taxes. Income tax expense increased by $263,000, or 60.7%, to $696,000 for the nine months ended September 30, 2015 from $433,000 for the nine months ended September 30, 2014. The increase resulted primarily from a $707,000 increase in pre-tax income in 2015 compared to 2014. The effective tax rate was 31.8% for the nine months ended September 30, 2015 compared to 29.2% for the nine months ended September 30, 2014. The increase in the effective tax rate was primarily due to the decreased portion of pre-tax income during 2015 attributed to tax-exempt earnings on bank-owned life insurance.

NON PERFORMING ASSETS

The following table provides information with respect to our non-performing assets at the dates indicated.

	At	At
	September 30, 2015	December 31, 2014
	(Dollars in thousands)

Non-accrual loans	$3,326	$4,356
Loans past due 90 days or more and accruing	—	—
Total non-performing loans	3,326	4,356
Real estate owned	6,923	8,733
Total non-performing assets	10,249	13,089

Accruing troubled debt restructurings	6,258	12,263
Nonaccrual troubled debt restructurings	714	448
Total troubled debt restructurings	6,972	12,711
Less nonaccrual troubled debt restructurings in total nonaccrual loans	714	448

Total troubled debt restructurings and non-performing assets	$16,507	$25,352
Total non-performing loans to total loans	0.71%	1.02%
Total non-performing assets to total assets	1.84%	2.54%
Total non-performing assets and troubled debt restructurings to total assets	2.96%	4.92%

The non-accrual loans at September 30, 2015 consisted of four loans in the aggregate, comprised of two multi-family mortgage loans and two commercial and industrial loans.

Non-performing loans decreased by $1.1 million, or 23.6%, to $3.3 million at September 30, 2015 from $4.4 million at December 31, 2014. The decrease in non-performing loans was primarily due to the foreclosure and transition into real estate owned of one mixed-use mortgage loan and one non-residential mortgage loan totaling $664,000, the satisfaction of one non-residential mortgage loan totaling $448,000, partially offset by payments totaling $83,000 made by the Company for real estate taxes and similar items to protect the collateral position of the Company.

The two non-accrual multi-family mortgage loans consisted of a permanent mortgage loan with an outstanding balance of $714,000 and a $50,000 construction mortgage loan, on which no funds have been disbursed thus far, granted in connection with a loan restructuring and modification. Both loans will not accrue interest for a one year period ending June 30, 2016. The two loans are secured by a 23 unit apartment building. Both loans are deemed to be TDRs due to the loan restructuring and modification.

The two non-accrual commercial and industrial loans had an aggregate balance of $2.6 million, consisting of a line of credit with an outstanding balance of $1.4 million and remaining available line of credit of $76,000 and a term loan with an outstanding balance of $1.2 million. The loans are secured by the assets of a construction company. The loans were classified as substandard at September 30, 2015. The Company is working with the borrower and the borrower’s surety bonding company to cure the delinquencies and/or satisfy the loans.

At September 30, 2015, we owned four foreclosed properties with a net balance of $6.9 million consisting of an office building located in Lawrenceville, New Jersey, an office building located in Pittsburgh, Pennsylvania, a mixed-use property located in Peabody, Massachusetts, and a building housing auto repair and auto rental facilities located in Brockton, Massachusetts.

We have been marketing the Lawrenceville, New Jersey, Pittsburgh, Pennsylvania, and Brockton, Massachusetts properties for sale or rental. The Peabody, Massachusetts property consists of two lots containing two apartment buildings on the first lot and a commercial building on the second lot. The Company sold the lot containing the apartment buildings on September 22, 2015 and the lot containing the commercial building on October 9, 2015, resulting in a loss of $106,000 recorded in the quarter ended September 30, 2015.

Based on current appraisals and/or fair value analyses of these properties, the Company does not anticipate any losses on the non-accrual loans and the foreclosed properties beyond the amounts already charged off.

TROUBLED DEBT RESTRUCTURED LOANS

There were no loans modified that were deemed to be TDRs during the three months ended September 30, 2015 and there were two loans modified that were deemed to be TDRs during the nine months ended September 30, 2015. As of September 30, 2015, none of the loans that were modified during the previous twelve months had defaulted in the three and nine month period ended September 30, 2015.

The following tables show the activity in TDR loans for the periods indicated:

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total
	(in thousands)

Balance at December 31, 2014	$4,226	$8,485	$—	$—	$—	$12,711
Additions	851	—	—	—	—	851
Repayments	(38)	(5,956)	—	—	—	(5,994)
Charge-offs	—	(599)	—	—	—	(599)
Amortization of TDR reserves	3	—	—	—	—	3
Balance - September 30, 2015	$5,042	$1,930	$—	$—	$—	$6,972
Related allowance	$—	$—	$—	$—	$—	$—

				Commercial
	Residential	Nonresidential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total
	(in thousands)

Balance at December 31, 2013	$6,419	$10,385	$—	$—	$—	$16,804
Additions	—	100	—	—	—	100
Repayments	(49)	(50)	—	—	—	(99)
Transfer to real estate owned	(2,151)	—	—	—	—	(2,151)
Amortization of TDR reserves	13	74	—	—	—	87
Balance - September 30, 2014	$4,232	$10,509	$—	$—	$—	$14,741
Related allowance	$—	$—	$—	$—	$—	$—

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. Cash and cash equivalents totaled $37.6 million at September 30, 2015 and consisted primarily of interest-bearing deposits at other financial institutions and miscellaneous cash items. Securities classified as available-for-sale provide an additional source of liquidity. Total securities classified as available-for-sale were $36,000 as of September 30, 2015.

At September 30, 2015, we had $127.3 million in loan commitments outstanding, consisting of $61.4 million in unused loans in process, $32.2 million in unused commercial and industrial loan lines of credit, $27.5 million of real estate loan commitments, $4.7 million in unused real estate equity lines of credit, $1.5 million in commercial and industrial loan commitments, and $92,000 in consumer lines of credit. Certificates of deposit due within one year of September 30, 2015 totaled $95.4 million. This represented 47.7% of certificates of deposit at September 30, 2015. We believe a large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of deposit accounts and FHLB advances. At September 30, 2015, we had the ability to borrow $64.3 million, net of $39.5 million in outstanding advances, from the FHLB of New York. We also have the ability to borrow $8.0 million from the ACBB via a line of credit, although the Company has thus far not utilized this line of credit.

At September 30, 2015, we had no overnight advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to maintain or increase our core deposit relationships depending on our level of real estate loan commitments outstanding. Occasionally, we offer promotional rates on certain deposit products to attract deposits or to lengthen repricing time frames.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for the repurchase, if any, of its shares of common stock. At September 30, 2015, the Company had liquid assets of $8.7 million and $1.2 million in loan participations originated by the Bank which are held by the Company.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three and nine months ended September 30, 2015 and the year ended December 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at September 30, 2015 that would occur in the event of an immediate change in interest rates based on the independent third party assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
				as % of
	Net Portfolio Value			Portfolio Value of
	(Dollars in thousands)			Assets
Basis Point (“bp”)	$	$	%	NPV
Change in Rates	Amount	Change	Change	Ratio	Change
400	$105,489	$(10,274)	(8.88)%	20.00%	(51) bp
300	108,559	(7,204)	(6.22)%	20.24%	(27) bp
200	112,119	(3,644)	(3.15)%	20.54%	3 bp
100	114,324	(1,439)	(1.24)%	20.60%	9 bp
0	115,763			20.51%
(100)	122,733	6,970	6.02%	21.33%	82 bp

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The parties have completed fact discovery and expert discovery. On January 14, 2015, Stilwell filed a certification of readiness for trial. Motions for summary judgment were filed by both parties on March 3, 2015. Oppositions to summary judgment were submitted on March 31, 2015. Replies in support of summary judgment were submitted on April 21, 2015. All summary judgment papers were filed with the Court on April 22, 2015. On June 11, 2015, the Court held oral argument on the motion. On October 23, 2015, the Court denied defendants’ motion for summary judgment and granted partial summary judgment limited to the standard to be applied at trial with respect to Stilwell’s motion.  No trial date has been set. Defendants are appealing this decision to the Appellate Division, First Department.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Our concentration in and continued expansion into construction loans could expose us to increased lending risks.

Our construction loans and our participations in construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness. We have sought to minimize these risks by limiting the amount of construction loans outstanding at any time, by limiting our construction loans to borrowers who have in effect pre-sold their construction project, and by limiting our construction loans to mixed-use, multi-family and single family projects. We have eliminated the risks involved in purchased participation construction loans by no longer engaging in these transactions. At September 30, 2015, $84.2 million, or 18.0%, of our loan portfolio consisted of construction loans, representing an increase of 80.6% from December 31, 2014.

In addition, a substantial portion of our construction portfolio is located within Orange and Rockland Counties of New York. The success of our construction loan portfolio depends to a large degree on the general economic conditions in the New York City metropolitan area. Although economic conditions have improved, if economic conditions in our market area do not continue to improve or we experience another downturn, we could experience reduced demand for our construction loan products and services, increased problem assets and foreclosures and increased loan losses, each of which could further adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2014, the Company announced that its Board of Directors approved the repurchase for up to 255,123 shares of the Company’s outstanding common stock held by persons other than the MHC. The Board of Directors extended the stock repurchase plan to December 5, 2015. The Company has repurchased 147,400 shares of common stock thus far, with no repurchases during the three months ended September 30, 2015. The maximum number of shares that may yet be purchased under this plan totaled 107,723.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Community Bancorp, Inc.

Date: November 13, 2015	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chief Executive Officer

Date: November 13, 2015	By:	/s/ Donald S. Hom
Donald S. Hom
Executive Vice President and Chief Financial Officer